Form 10-Q
period 2006-06-30
REPLIDYNE INC
filed 2006-08-08
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52082

REPLIDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1568247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville, Colorado	80027 (Zip Code)
(Address of principal executive offices)

303-996-5500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2006
Common Stock, $.001 par value per share	26,934,776 shares

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$10,981	$4,353
Short-term investments	84,395	55,067
Receivable from Forest Laboratories	2,933	—
Notes receivable from officers	—	375
Prepaid expenses and other current assets	4,642	275

Total current assets	102,951	60,070
Property and equipment, net	3,092	3,248
Other assets	118	261

Total assets	$106,161	$63,579

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,249	$9,154
Current portion of deferred revenue	4,444	—
Current portion of long-term debt, net of discount	—	161

Total current liabilities	11,693	9,315
Deferred revenue, net of current portion	53,855	—
Other long-term liabilities	69	81

Total liabilities	65,617	9,396

Commitments and contingencies
Preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized 13,140,000 shares; issued and outstanding 13,000,000 shares (liquidation preference of $17,535 and $17,015 at June 30, 2006 and December 31, 2005, respectively); at accreted redemption value	17,465	16,940
Series B convertible preferred stock, $0.01 par value. Authorized 4,000,000 shares; issued and outstanding 4,000,000 shares (liquidation preference of $6,230 and $6,030 at June 30, 2006 and December 31, 2005, respectively)	6,230	6,030
Series C redeemable convertible preferred stock, $0.01 par value. Authorized 37,000,004 shares; issued and outstanding 36,880,001 shares (liquidation preference of $53,707 and $51,764 at June 30, 2006 and December 31, 2005, respectively); at accreted redemption value	53,587	51,635
Series D redeemable convertible preferred stock, $0.001 par value. Authorized, issued and outstanding 34,722,222 shares (liquidation preference of $66,864 and $64,364 at June 30, 2006 and December 31, 2005, respectively); at accreted redemption value	64,940	62,210
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 28,450,244 and 115,000,000 shares; issued 2,108,889 and 1,897,660 shares; outstanding 2,078,302 and 1,867,073 shares at June 30, 2006 and December 31, 2005, respectively	2	2
Treasury stock, $0.01 par value; 30,587 shares, at cost	(2)	(2)
Deferred stock-based compensation	—	(4)
Accumulated other comprehensive (loss) income	(37)	479
Accumulated deficit	(101,641)	(83,107)

Total stockholders’ deficit	(101,678)	(82,632)

Total liabilities, preferred stock and stockholders’ deficit	$106,161	$63,579

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$4,045	$—	$6,922	$267

Costs and expenses:
Research and development	9,141	6,063	18,110	11,077
Sales, general and administrative	2,859	1,223	4,812	1,909

Total costs and expenses	12,000	7,286	22,922	12,986

Loss from operations	(7,955)	(7,286)	(16,000)	(12,719)
Interest and other income, net	1,747	148	2,090	190

Net loss	(6,208)	(7,138)	(13,910)	(12,529)
Preferred stock dividends and accretion	(2,654)	(1,291)	(5,306)	(2,581)

Net loss attributable to common stockholders	$(8,862)	$(8,429)	$(19,216)	$(15,110)

Net loss attributable to common stockholders per share — basic and diluted	$(5.79)	$(8.31)	$(12.98)	$(16.69)

Weighted average common shares outstanding — basic and diluted	1,530,965	1,013,887	1,480,407	905,431

Pro forma net loss attributable to common stockholders per share — basic and diluted	$(0.29)		$(0.67)

Pro forma weighted average common shares outstanding — basic and diluted	21,118,631		20,811,027

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(13,910)	$(12,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	691	693
Stock-based compensation	350	—
Amortization of debt discount and issuance costs	9	9
Other	42	(9)
Realized and amortized gains on investments	(1,790)	(221)
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	(2,933)	—
Prepaid expenses and other current assets	(2,524)	11
Other assets	144	(78)
Accounts payable and accrued expenses	(2,540)	1,220
Deferred revenue	58,299	(307)
Other long-term liabilities	(12)	—

Net cash provided by (used in) operating activities	35,825	(11,210)

Cash flows from investing activities:
Purchases of short-term investments classified as available for sale	(77,121)	(22,832)
Purchases of short-term investments classified as held to maturity	(35,044)	—
Maturities of short-term investments classified as available for sale	84,000	33,500
Proceeds from the sale of property and equipment	—	1
Acquisition of property and equipment	(559)	(750)

Net cash (used in) provided by investing activities	(28,724)	9,919

Cash flows from financing activities:
Principal payments on debt	(169)	(644)
Proceeds from issuance of common stock	175	161
Proceeds from notes receivable from officers	356	—
Proceeds from exercise of preferred stock warrants	100	—
Payments of deferred offering costs	(935)	—

Net cash used in financing activities	(473)	(483)

Net increase (decrease) in cash and cash equivalents	6,628	(1,774)
Cash and cash equivalents:
Beginning of period	4,353	4,640

End of period	$10,981	$2,866

Supplemental cash flow information:
Cash paid for interest	$15	$56

Notes receivable issued to officers for the exercise of stock options	$—	$356

Unpaid deferred offering costs	$798	$—

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	The Company and Summary of Significant Accounting Policies

(a)	The Company

Replidyne, Inc. (Replidyne or the Company) is a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products. The Company’s lead product, faropenem medoxomil, is a novel oral community antibiotic for which the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in December 2005. The Company’s research and development product pipeline also includes REP8839 being developed for topical use, for skin and wound infections, and prevention of staphylococcus aureus (S. aureus) infections, including methicillin-resistant S. aureus (MRSA) infections in hospital settings. The Company is also pursuing the development of other novel anti-infective products based on an in-house library of proprietary compounds and its bacterial DNA replication technology.

Replidyne was incorporated in Delaware on December 6, 2000 (Inception). Prior to Inception, the Company had not commenced any significant activity to develop its technology. On December 6, 2000, an affiliated entity contributed certain assets and liabilities to the Company, which were recorded at their historical carrying cost at that time, and the Company commenced development activity.

The Company completed an initial public offering of its common stock on July 3, 2006. In connection with this offering, the Company issued 4,500,000 shares of common stock at an offering price of $10 per share. On August 2, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment option. Including the exercise of the over-allotment option, the Company issued a total of 5,006,000 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $46.6 million, net of underwriters’ discount and prior to the payment of offering costs of $1.7 million.

Prior to and in connection with the initial public offering, on June 26, 2006 all issued and outstanding common shares and options to purchase the Company’s common shares were subject to a 1-for-4.904 reverse stock split. Upon completion of the initial public offering on July 3, 2006, each outstanding share of the Company’s preferred stock automatically converted into 0.204 common shares. Additionally, each outstanding warrant to purchase the Company’s preferred stock automatically converted into a warrant to purchase 0.204 shares of common stock.

Also on July 3, 2006, with the conversion of preferred stock into common stock, unpaid accumulated preferred stock dividends were paid with the issuance of 1,781,826 shares of common stock.

(b)	Basis of Presentation

Through December 31, 2005, the Company had generated limited revenue and its activities consisted primarily of research and development, clinical trials and regulatory approval, initial sales and marketing development, raising capital, and recruiting personnel. Accordingly, at December 31, 2005, the Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

During 2006, the Company began generating revenue from its planned principal operations as a result of its agreement with Forest Laboratories Holding Limited (Forest Laboratories). As such, the Company is no longer considered to be in the development stage effective February 10, 2006.

(c)	Reverse Stock Split

In May 2006, the Company authorized a 1-for-4.904 reverse stock split, effective June 26, 2006. All common stock data and shares issuable upon the conversion of preferred stock presented herein have been restated to retroactively reflect the stock split.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(d)	Unaudited Interim Financial Statements

The condensed balance sheet as of June 30, 2006, statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005, have been made. These interim results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2006. The December 31, 2005 balance sheet was derived from audited financial statements.

(e)	Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

(f)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of 90 days or less when acquired to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

(g)	Short-Term Investments

Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution.

Management determines the classification of securities at purchase. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest and other income. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s securities at June 30, 2006:

	Amortized	Estimated
	Cost	Fair Value
	($000’s)

Available-for-sale securities
U.S. government agencies	$4,902	$4,897
U.S. commercial paper	19,720	19,694
Asset-backed securities	24,880	24,874

	$49,502	$49,465

Held-to-maturity securities
U.S. bank and corporate notes	$24,999	$24,950
Asset-backed securities	9,930	9,910

	$34,929	$34,860

The estimated fair value amounts have been determined by the Company using available market information. Unrealized net holding losses of $37 thousand and gains of $0.5 million have been included in accumulated other comprehensive income (loss) at June 30, 2006 and December 31, 2005, respectively.

(h)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and derivative instruments. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, and placing investments with maturities that maintain safety and liquidity. In 2005, the Company entered into forward contracts to purchase Japanese yen (see Note 4).

(i)	Derivative Instruments

The Company recognizes derivative instruments as either assets or liabilities in its balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.

The fair values of the Company’s derivative instruments as of June 30, 2006 and December 31, 2005 were $0.1 million and $0.2 million, respectively. These derivative instruments have not been designated as hedges for accounting purposes. Changes in fair value are included in the Company’s earnings and have been immaterial to date.

(j)	Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Repairs and maintenance costs are expensed as incurred.

(k)	Long-Lived Assets and Impairments

The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) and, accordingly, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value less costs to sell such assets. The Company has not yet generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is reasonably possible that future evaluations of long-lived assets may result in an impairment.

(l)	Segments

The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

(m)	Stock-Based Compensation

(i)  Stock-Based Compensation under APB No. 25

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, in accounting for its employee stock options. Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of the underlying stock exceeds the exercise price. Given the absence of an active market for the Company’s common stock prior to June 28, 2006, the board of directors historically determined the estimated fair value of common stock on the dates of grant prior to June 28, 2006 based on several factors, including progress against regulatory, clinical and product development milestones; sales of redeemable convertible preferred stock and the related liquidation preference associated with such preferred stock; progress toward establishing a collaborative development and commercialization partnership for faropenem medoxomil; changes in valuation of comparable publicly-traded companies; overall equity market conditions; and the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. The Company also considered the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held-Company Equity Securities Issued As Compensation. In addition, the Company obtained independent valuations of its common stock at September, November and December 2005. These independent valuations supported the fair value of the Company’s common stock established by the board of directors in 2005. Based on these factors, during 2005 the Company valued its common stock and set exercise prices for common stock options at each date of grant within the range of $0.61 to $1.32 per share.

The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing the stock options using a Black-Scholes option pricing model and re-measuring such stock options to the current fair value until the performance date has been reached. Effective January 1, 2006, the Company applied the provisions of SFAS No. 123 as amended by SFAS No. 123(R).

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(ii)  Stock Based Compensation under SFAS No. 123(R):

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method of transition. Under that transition method, compensation cost recognized in the three and six month periods ended June 30, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company presented its unamortized portion of deferred compensation cost for non-vested stock options in the statement of stockholders’ deficit with a corresponding credit to additional paid-in capital. Under SFAS No. 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation costs are recognized over the requisite service period with an offsetting credit to additional paid-in capital, and the deferred compensation balance of $4 thousand at January 1, 2006 was netted against additional paid-in capital.

The Company selected the Black-Scholes-Merton (Black-Scholes) option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The fair value of these option grants is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the six month period ended June 30, 2006. The Company has separated optionees into two groups: grants with early exercise provisions and grants without early exercise provisions. The Company has determined that the exercise behavior of the two option groups is distinct and, therefore, the assumptions are different for purposes of valuing the options. The expected lives (net of forfeitures) for options with and without early exercise provisions are estimated to be 4.00 years and 4.40 years, respectively. Expected volatility for the two groups is estimated to be 75%. The risk free interest rate is 4.61% for both groups, and the dividend yield is 0%.

In January 2006, the Company also issued options that vest over the earlier to be achieved service or market condition. In determining the estimated fair value of these option awards on the date of grant, the Company elected to use a binomial lattice option pricing model together with Monte Carlo simulation techniques using the following weighted average assumptions at the date of grant: risk-free interest rate of 5.08%, expected dividend yield of 0%, expected volatility of 75%, forfeiture rate of 6.97%, suboptimal exercise factor of 2, and post-vesting exit rate of 6.97%.

The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied an annual forfeiture rate of 6.97% to all options granted in the three and six month periods ended June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

The lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest exit rate and sub-optional exercise factor. Both the fair value and expected life are outputs from the model. The risk-free interest rate was determined based on the yield available on U.S. Treasury securities over the life of the option. The dividend yield and volatility factor were determined in the same manner as described

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

above for the Black-Scholes model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of the sub-optional exercise factor and the post-vesting exit rate. The sub-optional exercise factor and post-vesting exit rate were based on actual historical exercise behavior.

The Company had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company chose the latter method (i.e. graded vesting). The Company amortizes the fair value of each option over each option’s vesting period (requisite service period).

Employee stock options granted by the Company are structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the share-based compensation arrangement due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.

The Company’s net loss for the three and six month periods ended June 30, 2006 includes $0.2 million and $0.4 million, respectively, of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements. Stock based compensation included in the Company’s statements of operations for the three and six month periods ended June 30, 2006 was:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	($000’s)

Research and development	$69	$110
Sales, general and administrative	169	240

	$238	$350

Stock options outstanding at June 30, 2006, changes during the six months then ended, and options exercisable are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In millions)

Options outstanding at January 1, 2006	733,313	$0.690
Granted	1,379,339	4.626
Exercised	(211,296)	0.830
Forfeited or expired	(2,673)	1.214

Options outstanding at June 30, 2006	1,898,683	3.533	9.32	$13.0

Options exercisable at June 30, 2006	142,103	$0.984	8.32	$1.3

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) applies only to awards granted after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) were accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Under the prospective transition method, prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that are subsequently modified. The following table illustrates the effect on net income for the three and six months ended June 30, 2005 under the pro forma disclosure requirements of SFAS No. 123 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss attributable to common stock holders, as reported	$(8,429)	$(15,110)
Add: stock-based employee compensation expense included in reported net loss attributable to common stockholders	—	—
Deduct: total stock-based employee compensation expensed determined under the fair value based method for all awards	(24)	(49)
Pro forma net loss attributable to common stock holders	$(8,453)	$(15,159)

Net loss attributable to common stockholders per share — basic and diluted, as reported	$(8.31)	$(16.69)

Pro forma net loss attributable to common stockholders per share — basic and diluted	$(8.34)	$(16.74)

The determination of the fair value of stock option awards is affected by our stock price and a number of complex and subjective variables as noted above. Fair value is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including our estimates of stock price volatility, employee stock option exercise behaviors, future forfeitures, future dividend payments, and risk-free interest rates.

The fair value of each employee stock option award was estimated on the date of grant based on the minimum value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions: The assumptions used to value option grants for the three and six months ended June 30, 2005 follow:

Three and Six Months
Ended
June 30, 2005

Expected dividend yield	—%
Risk-free interest rate	4.19%
Volatility	.001%
Expected lives	5 years

(n)	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. The Company has excluded all outstanding stock options, restricted common stock, warrants, and shares which would be issued under

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

convertible preferred stock from the calculation of diluted net loss per share because such securities are antidilutive for these periods. Potentially dilutive securities, using the preferred stock conversion ratio of 0.204-for-1 established on July 3, 2006 upon the closing of its initial public offering, total approximately 20,446,000 and 12,458,000 at June 30, 2006 and 2005, respectively.

The pro forma basic and diluted net loss per share calculations assume the conversion of the Series A, B, C and D preferred stock and related dividends into shares of common stock at the beginning of the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($000’s, except share and per share data)

Historical
Numerator:
Net loss attributable to common stockholders	$(8,862)	$(8,429)	$(19,216)	$(15,110)
Denominator:
Weighted average common shares outstanding	1,531	1,014	1,480	905

Net loss attributable to common stockholders per share — basic and diluted	$(5.79)	$(8.31)	$(12.98)	$(16.69)

Unaudited Pro Forma
Numerator:
Net loss attributable to common stockholders used above	$(8,862)		$(19,216)
Pro forma adjustment to eliminate dividends and accretion on preferred stock	2,654		5,306

Pro forma net loss attributable to common stockholders	$(6,208)		$(13,910)

Denominator:
Shares used above	1,531		1,480
Pro forma adjustment to reflect weighted average effect of assumed conversion of Series A, B, C and D preferred stock and accrued dividends payable in common stock	19,588		19,331

Shares used to compute pro forma basic and diluted net loss attributable to common stockholders	21,119		20,811

Pro forma net loss attributable to common stockholders per share — basic and diluted	$(0.29)		$(0.67)

(o)	Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, notes receivable from officers, and accounts payable approximate fair value due to their short-term maturities. Based on borrowing rates currently available to the Company, the carrying value of the Company’s debt obligations approximate fair value.

In conjunction with entering into debt agreements, as disclosed in Note 2, the Company has issued warrants to purchase shares of its Series A and C redeemable convertible preferred stock that are considered liabilities pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), and related FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Freestanding Warrants and Other Similar Investments on Shares That Are Redeemable (FSP 150-5). The warrants are reported as liabilities at their estimated fair value and any changes in fair value are reflected in the statement of operations during the period of the change in value.

(p)	Revenue Recognition

The Company’s commercial collaboration agreements contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), in accounting for up-front and milestone payments under the agreement. In applying the revenue recognition criteria within EITF 00-21, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Where the Company does not believe that an upfront fee or milestone payment is specifically tied to a separate earnings process, revenues are recognized ratably over the term of the agreement. When the Company’s obligations under such arrangements are completed, any remaining deferred revenue is recognized.

Payments received by the Company for the reimbursement of expenses for research, development and commercial activities under commercial collaboration and commercialization agreements are recorded in accordance with EITF Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (EITF 99-19). Per EITF 99-19, in transactions where the Company acts as principal, with discretion to choose suppliers, bears credit risk and performs a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of operating expenses in the Company’s statements of operations.

Payments received under non-commercial government grants which subsidize the Company’s own research and development activities are not recorded as revenue, but rather are recorded as a reduction of the related research and development costs, as these activities do not constitute the Company’s ongoing major or central operations.

(q)	Research and Development

Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, clinical trial and related clinical manufacturing costs, licenses to technology, contract services, supplies and contract services relating to the development of new products and technologies, allocated overhead, and other outside costs.

The Company is currently producing clinical and commercial grade product in its facilities and at third parties facilities. Prior to the receipt of approval of its products for commercial sale, these costs are expensed as incurred to research and development.

As discussed in Note 5, in June 2003, the Company acquired program intellectual property, in exchange for Series B convertible preferred stock, which was recorded as research and development expense. In June 2006, in accordance with the terms of this agreement, the Company paid $1.5 million which was recorded as research and development expense.

(r)	Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in financial statements. The Company’s comprehensive loss is comprised of its net loss and unrealized gains and losses on securities available for sale. For

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

the three month periods ended June 30, 2006 and 2005, comprehensive loss was $6.8 million and $7.2 million, respectively. For the six month periods ended June 30, 2006 and 2005, comprehensive loss was $14.4 million and $12.5 million, respectively.

(s)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) revises SFAS No. 123, supersedes APB No. 25 and amends SFAS No. 95, Cash Flows. SFAS No. 123(R) applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS No. 123(R), we are required to follow a fair value approach using an option valuation model, such as the Black-Scholes option-pricing model, at the date of stock option grants. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock options.

The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006. As the Company has used the minimum value method for valuing employees’ stock options during prior periods, the Company is required to adopt SFAS No. 123(R) using the prospective method. Pursuant to the prospective method of adoption, the Company will continue to account for options granted before adoption under the current APB No. 25 accounting. All grants issued or modified subsequent to adoption will be accounted for pursuant to SFAS No. 123(R). Since the adoption of SFAS No. 123(R) relates only to future grants or modifications under the prospective method of adoption, the adoption of the new guidance will only impact future periods to the extent the Company grants or modifies options in the future. As such, the impact of the adoption of SFAS No. 123(R) cannot be predicted at December 31, 2005 because it will depend on levels of share based payments granted or modified in the future.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

(2)	Long-Term Debt

(a)	Equipment Loan and Security Agreement

On July 31, 2002, the Company entered into an Equipment Loan and Security Agreement (the Agreement) providing the Company with an available line of credit of up to $3.5 million. Pursuant to the terms of the Agreement, amounts borrowed are restricted solely for the purchase of eligible equipment (computer equipment, networking equipment, laboratory equipment, test and measurement equipment, office equipment and furnishings) and other equipment (certain accepted tenant improvements and build-out costs, software, software licenses, tooling, and equipment specially manufactured for the Company). The Company borrowed $3.4 million under this arrangement. At December 31, 2005, $0.2 million was due to the lenders and no additional borrowings may be made. Borrowings under this agreement were paid in full in April 2006, and no balance is outstanding at June 30, 2006.

In conjunction with the Agreement, the Company issued warrants to the lenders to purchase 140,000 shares of the Company’s Series A redeemable convertible preferred stock, with an exercise price of $1.00 per share. The Company accounted for the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB No. 14). Accordingly, the warrants were valued at $0.91 per share, based upon the Black-Scholes option pricing valuation model with the following assumptions: fair value of Series A preferred stock of $1.00; risk-free interest rate of 4.65%; 100% volatility; term equal to the maximum contractual

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

life of the warrants of 10 years; and no dividend yield. The relative fair value of the warrants of $0.1 million was recorded as a debt discount and has been amortized to interest expense over the life of the debt.

(b)	Convertible Promissory Notes

In December 2003, the Company entered into an agreement to borrow an aggregate principal amount of $2.0 million, which amount was subsequently amended to $7.0 million. The Company borrowed a total of $7.0 million under this agreement through April 28, 2004. The borrowings were from existing stockholders in the form of convertible notes payable (the Convertible Notes). The Convertible Notes matured on June 19, 2004, or earlier if a financing that met specified criteria (a Qualified Financing) was closed, and bore interest at a stated rate of 6% per annum.

Total borrowings of $7.0 million were converted to 5,600,000 shares of Series C preferred stock.

In connection with these borrowings, the Company issued detachable warrants that were exercisable for 700,000 shares of Series C with an exercise price of $1.25 per share. The Company estimated the value of such warrants using the Black-Scholes option pricing model, and the following assumptions: risk-free interest rate of 4.11%; 100% volatility; maximum contractual life of 10 years; and no dividend yield. In connection with the Series C financing, warrants for 500,000 shares of Series C were contributed back to the Company, and cancelled.

(3)	Related-Party Transactions

(a)	Clinical Trials Service Agreement with Quintiles, Inc.

During 2004 and 2005, the Company entered into a consulting agreement and a five year master service agreement with one of its investors, Quintiles, Inc. (Quintiles), for regulatory and documentation consulting services associated with the Company’s faropenem medoxomil program. Under these agreements with Quintiles, the Company is required to pay service fees, expenses and pass-through costs in accordance with established clinical trial budgets. During the three months ended June 30, 2006 and 2005, the Company incurred $1.3 million and no fees under these agreements, respectively. During the six month periods ended June 30, 2006 and 2005, the Company incurred fees of $2.2 million and $37 thousand, respectively, under our agreements, and, as of June 30, 2006 and December 31, 2005, $1.0 million and $0.5 million, respectively, was due to Quintiles for services performed. These amounts are included in accounts payable and accrued expenses in the accompanying condensed financial statements.

(b)	Notes Receivable from Officers

In 2005, the Company entered into interest-bearing note receivable agreements with two of its officers for the purpose of early exercising stock options in accordance with the Company’s Long-Term Incentive Plan and their option agreements. The loans, totaling $0.4 million, were secured by the underlying restricted common stock received upon exercise, and the Company had full recourse to all assets of the officers to satisfy the notes. The notes receivable bore interest at a rate that was determined to be a market rate. On February 28, 2006, the principal amount of the notes, together with accrued interest, was paid in full in cash.

(4)	Commitments and Contingencies

(a)	Indemnifications

The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(b)	Daiichi Asubio License Agreement

In 2003, the Company made payments, totaling $0.6 million, under a letter of intent to secure certain in-process research and development. In March 2004, the Company entered into a license agreement with Daiichi Asubio Pharma Co., Ltd. (Daiichi Asubio) to develop and commercialize faropenem medoxomil in the U.S. and Canada for adult and pediatric use. The Company has an exclusive option to license rights to faropenem medoxomil for the rest of the world excluding Japan. The Company bears the cost of and manages development, regulatory approvals and commercialization efforts. Daiichi Asubio is entitled to up-front fees, milestone payments and royalties. Under certain circumstances, the Company may be required to make certain payments to Daiichi Asubio upon termination of the agreement or abandonment of certain products. In February 2006, the Company and Daiichi Asubio amended certain terms of this agreement. These amended terms have been reflected below.

In consideration for the license, in 2004 the Company paid Daiichi Asubio an initial license fee of ¥400 million ($3.8 million) less amounts previously paid in 2003. In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million (approximately $2.1 million) for the first milestone due to Daiichi Asubio under this agreement. This amount was expensed to research and development in 2005. In February 2006, this milestone payment was increased to ¥375 million. The increased milestone amount was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of (i) up to ¥375 million upon initial FDA approval (approximately $3.2 million at June 30, 2006), (ii) ¥500 million upon a product launch (approximately $4.3 million at June 30, 2006) and (iii) up to ¥750 million (approximately $6.5 million at June 30, 2006) in subsequent milestone payments for faropenem medoxomil. Additionally, the Company is responsible for royalty payments to Daiichi Asubio based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Daiichi Asubio or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as a research and development expense, as faropenem medoxomil has not been approved by the FDA. The Company has entered into foreign currency purchase agreements to manage the foreign currency exposure related to certain of these payments.

(c)	Daiichi Asubio and Nippon Soda Supply Agreement

Under a separate supply agreement entered into in December 2004 among Daiichi Asubio, Nippon Soda Company, Ltd. (Nippon Soda) and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements for faropenem medoxomil for the U.S. and Canadian markets. At the time of full commercial launch, the Company becomes obligated to purchase minimum quantities of drug substance to be determined initially by the Company and Nippon Soda at the time of commercial launch. If the full commercial launch is delayed beyond January 1, 2007, the Company will be obligated to pay delay compensation of up to ¥280 million (approximately $2.4 million at June 30, 2006) per year to Nippon Soda beginning on July 1, 2007. Under an agreement with Forest Laboratories Holdings Limited (Forest Laboratories) entered into in February 2006, the Company is responsible for only the delay compensation that may accrue for any period ending on or prior to December 31, 2007. Thereafter, Forest Laboratories is primarily responsible for any delay compensation. After consideration of the agreement with Forest Laboratories, the Company’s maximum potential delay compensation obligation is ¥105 million (approximately $0.9 million at June 30, 2006). If the Company terminates this Agreement by material breach, bankruptcy, abandonment of the development or commercialization of faropenem medoxomil or significant delay in launch, as defined in the agreement, and fails to launch faropenem medoxomil, it is obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million at June 30, 2006) in engineering costs. Additionally, in accordance with an agreement between Forest Laboratories and the Company signed in August 2006, the Company agreed to share equally in a cancellation fee applicable to Forest Laboratories in its agreement with Daiichi Asubio and Nippon Soda Company. In the event that

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Forest Laboratories cancels its initial purchase order of a specified amount, the Company’s share of the cancellation fee, if invoked, would be ¥75 million (approximately $0.6 million at June 30, 2006).

(d)	Tropon Supply Agreement

In April 2005, the Company and Tropon GmbH (Tropon) entered into a supply agreement for production of adult tablets of faropenem medoxomil, which was amended as to certain terms in March 2006. Beginning in 2006, the Company becomes obligated to make minimum purchases of Tropon’s product of €2.3 million (approximately $2.8 million at June 30, 2006) annually. If in any year the Company has not satisfied its minimum purchase commitments, the Company is required to pay Tropon the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, is creditable against future drug product purchases. The Company is required to buy all of its requirements for adult oral faropenem medoxomil tablets from Tropon until cumulative purchases exceed €22 million (approximately $27.6 million at June 30, 2006). If the agreement is terminated, under certain circumstances the Company may be obligated to pay up to €1.7 million (approximately $2.1 million at June 30, 2006)in decontamination costs.

In March 2006 when the agreement was amended, the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between Tropon and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remains liable for any shortfall amount in 2006 that may not be credited against future drug product purchases.

(e)	Derivative Instruments

The Company uses derivative instruments to minimize the impact of foreign currency fluctuations on current and forecasted payables, denominated in Japanese Yen. As discussed at Note 4b the Company is obligated to pay amounts in accordance with its license agreement with Daiichi Asubio in Japanese Yen. These forecasted payments expose the Company’s earnings and cash flows to adverse movements in foreign currency exchange rates. To reduce the effects of foreign currency fluctuations the Company has entered into foreign exchange option contracts with maturities of less than 18 months.

The Company does not enter into foreign exchange option contracts for trading purposes. Gains and losses on the contracts are included in earnings. The Company does not expect gains or losses on these derivative instruments to have a material impact on its financial results. The fair value of the Company’s foreign exchange option contracts as of June 30, 2006, with a notional amount of $7.1 million, was $0.1 million. During the three months ended June 30, 2006, the Company did not purchase or sell any foreign exchange contracts.

(5)	Equity

In May 2006, the Company authorized a 1-for-4.904 reverse stock split effective June 26, 2006. The stock split applied to all common stock and options to purchase the Company’s common stock outstanding as of June 26, 2006. All common shares and amounts included in these condensed financial statements have been adjusted to reflect this stock split.

In conjunction with the reverse stock split, on June 26, 2006 the preferred stock conversion to common stock ratio was adjusted from 1-for-1 to 0.204-for-1. On July 3, 2006 when the Company’s initial public offering closed, all of the Company’s preferred stock and warrants to purchase the Company’s preferred stock automatically converted into common stock and warrants to purchase common stock, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company’s preferred stock consisted of the following on June 30, 2006:

				Number of
				Common Shares
				Issued Upon
		Shares	Aggregate	Conversion of
	Shares	Issued and	Liquidation	Preferred Stock on
	Designated	Outstanding	Preference	July 3, 2006
				(in thousands)

Series A	13,140,000	13,000,000	$17,535	2,650,895
Series B	4,000,000	4,000,000	6,230	815,660
Series C	37,000,004	36,880,001	53,707	7,520,387
Series D	34,722,222	34,722,222	66,864	7,080,380

	88,862,226	88,602,223	$144,336	18,067,322

(a)	Series A Redeemable Convertible Preferred Stock

In February 2002, the Company issued 13,000,000 shares of $0.01 par value Series A redeemable convertible preferred stock (Series A) at $1.00 per share. Total proceeds from Series A were $12.8 million, net of $0.2 million in issuance costs.

(b)	Series B Convertible Preferred Stock

In June 2003, the Company issued 4,000,000 shares of $0.01 par value Series B convertible preferred stock (Series B) for $1.25 per share to GlaxoSmithKline (GSK) in exchange for certain program intellectual property, supporting material and license rights, which was recorded as research and development expense in the year ended December 31, 2003. The fair value of Series B was $5 million. In accordance with the terms of the asset purchase agreement, the Company paid GSK an additional $1.5 million in June 2006 following filing of the Company’s Investigational New Drug Application (IND) for REP8839, the related drug. The amount was recorded as research and development expense in the three months ended June 30, 2006.

(c)	Series C Redeemable Convertible Preferred Stock

In April 2004, August 2004, September 2004, and November 2004, the Company issued an aggregate of 36,800,000 shares of $0.01 par value Series C redeemable convertible preferred stock (Series C) at $1.25 per share. Total proceeds from Series C were $38.8 million, net of $0.2 million in issuance costs, and the conversion of $7.0 million of bridge notes payable.

(d)	Series D Redeemable Convertible Preferred Stock

In August 2005, the Company issued 34,722,222 shares of $0.001 par value Series D redeemable convertible preferred stock (Series D) at $1.80 per share. Total proceeds from Series D were $60.2 million, net of $2.3 million in issuance costs.

(e)	Redeemable Convertible Preferred Stock Warrants

In connection with the issuance of debt and convertible notes, the Company issued warrants to certain lenders and investors to purchase shares of the Company’s Series A and Series C redeemable convertible preferred stock. The holders of these warrants can acquire a number of shares of Series A and Series C redeemable convertible preferred stock at exercise prices as of June 30, 2006, of $1.00 and $1.25 per share, respectively. On July 3, 2006, upon completion of the Company’s initial public offering, the Series A and Series C redeemable convertible preferred stock warrants were automatically converted into warrants to purchase 24,477 and 28,560 shares, respectively, of the Company’s common stock at exercise prices of $4.90 and $6.13 per share, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Outstanding warrants to purchase the Company’s preferred stock consisted of the following:

	June 30,	December 31,
	2006	2005

Series A redeemable convertible preferred stock warrants	140,000	140,000
Series C redeemable convertible preferred stock warrants	120,003	200,004

The warrants are classified as liabilities on the balance sheet pursuant to SFAS No. 150 and FSP 150-5. The warrants are subject to re-measurement at each balance sheet date and any changes in fair value are recognized as a component of other income (expense). On July 3, 2006, the warrants became exercisable into 53,037 common shares upon closing of the Company’s initial public offering.

Management determined that the fair value of the warrants was $0.4 million and $0.6 million at June 30, 2006 and December 31, 2005, respectively. The fair value of the warrants at June 30, 2006 was estimated by management using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 5.10%; remaining contractual term of 6.1 to 7.5 years; volatility of 75%; and an estimated fair value of the underlying preferred stock of $2.12.

In February 2006, warrants for 80,001 shares of Series C redeemable convertible preferred stock were exercised for proceeds of $0.1 million. Changes in the fair value of these warrants through the date of exercise were recorded as other expense, and the exercise-rate fair value of $0.2 million was reclassified to equity.

(f)	Preferred Stockholder Rights and Preferences

The holders of the Series A, Series B, Series C, and Series D (Preferred Stockholders) have the following rights and preferences at June 30, 2006. On July 3, 2006, all issued and outstanding preferred shares plus accumulated dividends were converted into 19,849,148 shares of common stock.

(i)  Dividend Provisions

Preferred Stockholders are entitled to receive, when and as declared or paid by the board of directors, dividends at the rate of 8% per annum of the applicable original purchase price, accrued on a daily basis. Dividends shall be payable, as accrued, and whether or not declared, on any liquidation, sale, redemption or conversion of Series A, Series B, Series C, or Series D, respectively, to common stock. No dividend shall be declared or paid on common stock unless, concurrently, a similar dividend or distribution is declared or paid on each outstanding share of Series A, Series B, Series C, and Series D.

If the funds of the Company are insufficient to pay the holders of Preferred Stock the full amount of accrued dividends to which each of them are entitled, then such funds will be distributed first among the holders of Series D at the time outstanding; thereafter, any remaining funds will be distributed among the holders of the remaining series of preferred stock at the time outstanding.

(ii)  Liquidation Rights

With respect to rights on liquidation, including a sale of substantially all of the Company’s assets, the shares of Series D shall rank senior and prior to the shares of Series A, Series B, and Series C stock. In the event of any liquidation, dissolution or winding-up of the Company, Series D stockholders shall be entitled to receive an amount per share equal to the original purchase price, plus an amount equal to accrued dividends and declared but unpaid dividends (without compounding) before any payment shall be made to the Series A, Series B, and Series C stockholders. In the event of any liquidation, dissolution or winding-up of the Company, and after the payment of the full liquidation preference shall have been made to the Series D stockholders, Series C stockholders shall be entitled to receive an amount per share equal to the original purchase price, plus an amount equal to accrued and declared but unpaid dividends (without compounding) before any payment is made to the Series A and Series B

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

stockholders (the Junior Preferred) or common stockholders. In the event of any liquidation, and after the payment of the full liquidation preference made to the Series D stockholders and Series C stockholders, the holders of shares of the Junior Preferred then outstanding shall be entitled to receive an amount per share equal to the original purchase price, plus an amount equal to accrued dividends and declared but unpaid dividends (without compounding) before any payment is made to the common stockholders. After all liquidation payments have been made in full to the Preferred Stockholders, the Preferred Stockholders participate with the common stockholders in the remaining proceeds on an as-if-converted to common stock basis.

(iii)  Redemption

At the request of the holders of a majority of the shares of Series D then outstanding (a Series D Requesting Holder), the Company shall redeem at any time after July 31, 2010 (the Series D Redemption Date) all of the shares of Series D then outstanding at a redemption price per share equal to the original purchase price, plus an amount equal to accrued dividends and declared but unpaid dividends (without compounding).

At the request of the holders of a majority of the shares of Series C (a Series C Requesting Holder), and subject to the approval of the holders of a majority of the shares of Series D then outstanding (the Required Holders), the Company shall redeem at any time after July 31, 2011 (the Series C Redemption Date) up to 25% of the Series C preferred stock owned of record by the requesting stockholder and in each subsequent year thereafter up to 25% of the Series C preferred stock that was owned of record by the requesting stockholder on the redemption date, plus the number of shares of Series C that could have been redeemed in the year or years following the redemption date which the requesting stockholder elected not to redeem, at a redemption price per share equal to the original purchase price, plus an amount equal to accrued dividends and declared but unpaid dividends (without compounding).

At the request of the holders of a majority of the shares of Series A (a Series A Requesting Holder and, together with a Series D Requesting Holder and a Series C Requesting Holder, a Requesting Holder), the Company, subject to the approval of the Required Holders, shall redeem at any time after July 31, 2011 (the Series A Redemption Date) up to 25% of the Series A preferred stock owned of record by the requesting stockholder and in each subsequent year thereafter up to 25% of the Series A preferred stock that was owned of record by the requesting stockholder on the redemption date, plus the number of shares of Series A preferred stock that could have been redeemed in the year or years following the redemption date which the requesting stockholder elected not to redeem, at a redemption price per share equal to the original purchase price, plus an amount equal to accrued dividends and declared but unpaid dividends (without compounding).

Unless otherwise waived by the Required Holders, in no event shall any shares of Series A or Series C be redeemed prior to the redemption of all shares of Series D, whether or not a redemption request has been made by Requesting Holders.

Pursuant to the Series A, Series C, and Series D redemption rights, and Series B liquidation and conversion rights, the Company has accumulated accrued dividends through June 30, 2006 and December 31, 2005 as follows (in thousands):

	June 30,	December 31,
	2006	2005

Series A redeemable convertible preferred stock	$4,535	$4,015
Series B convertible preferred stock	$1,230	$1,030
Series C redeemable convertible preferred stock	$7,607	$5,764
Series D redeemable convertible preferred stock	$4,364	$1,864

	$17,736	$12,673

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

On July 3, 2006, pursuant to closing the initial public offering of the Company’s common stock, all accumulated accrued dividends converted into 1,781,826 shares of common stock. No further dividends have accrued after July 3, 2006.

(iv)  Voting

Preferred Stockholders are entitled to vote together with common stockholders as one class based on the number of common stock into which each share of Series A, Series B, Series C, and Series D preferred stock, respectively, is then convertible. Series D stockholders, voting as a separate class, shall have the exclusive right to elect one member of the board of directors. Series C stockholders, voting as a separate class, shall have the exclusive right to elect three members of the board of directors. Series A stockholders, voting as a separate class, shall have the exclusive right to elect two members of the board of directors.

(v)  Conversion

Preferred stockholders have the right, at any time, to convert any or all of their preferred stock into fully paid and nonassessable shares of common stock equal to the quotient of the respective original purchase price divided by the respective conversion price. On July 3, 2006 pursuant to the Company’s initial public offering, all of the Company’s preferred stock and warrants to purchase the Company’s preferred stock automatically converted into common stock and warrants to purchase common stock, respectively.

(6)	Common Stock

The Company’s Certificate of Incorporation, as amended and restated on June 27, 2006, authorizes the Company to issue 28,450,244 shares of $0.001 par value common stock. On July 3, 2006 the Company’s Certificate of Incorporation was further amended to increase the amount of authorized common stock to 100,000,000 shares. With the issuance of Series D preferred stock in August 2005, the par value of the Company’s common stock was established at $0.001; as such, the accompanying condensed financial statements have been retroactively restated to reflect this par value.

Each share of common stock is entitled to one vote. The holders of common stock are entitled to receive dividends when and as declared or paid by the board of directors, subject to prior rights of the Preferred Stockholders.

(7)	Stock Options and Employee Benefits

The Company maintains a Long-Term Incentive Plan (the Plan). The Plan provides for up to 7,137,030 shares of common stock for stock option grants to employees, officers, directors, and consultants of the Company. Options granted under the Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees; nonqualified stock options may be granted to Company employees, officers, directors, and consultants. Generally, options granted under the Plan expire ten years from the date of grant and vest over four years: 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months.

During the six months ended June 30, 2006 and the year ended December 31, 2005 the Company granted options for 1,275,160 and 1,044,759 shares of common stock, respectively, that are eligible to be exercised prior to vesting, provided that the shares issued are subject to restrictions which will be released consistent with the original option vesting period. Of these shares, restrictions on 145,289 shares will be released at an accelerated rate if our NDA for faropenem medoxomil is approved by the FDA, which has not yet occurred, and the Company has entered into a collaboration and commercialization agreement for faropenem medoxomil, which occurred in February 2006 when we entered into our agreement with Forest Laboratories. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

granted under the Plan expire no more than 10 years from the date of grant. At June 30, 2006 and December 31, 2005, the Company had 524,153 and 556,607 restricted shares outstanding from such early exercises, respectively.

A summary of the changes in restricted shares outstanding during the six months ended June 30, 2006 is presented below:

Non-vested shares outstanding at December 31, 2005	556,607
Restricted stock granted upon exercise of stock options	78,302
Shares vested upon release of restrictions	(110,756)

Non-vested shares outstanding at June 30, 2006	524,153

Stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance — December 31, 2005	733,313	0.687
Granted	1,090,605	3.545
Exercised	(197,068)	0.785
Cancelled	(573)	0.613

Balance — March 31, 2006	1,626,277	2.593
Granted	288,734	8.709
Exercised	(14,228)	1.446
Cancelled	(2,100)	1.378

Balance — June 30, 2006	1,898,683	3.533

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price

$0.490	48,760	6.57	$0.490	29,942	$0.490
0.613	436,669	8.58	0.613	90,241	0.613
1.324	38,869	9.26	1.324	—	—
3.188	891,933	9.56	3.188	21,920	3.188
5.198	240,618	9.71	5.198	—	—
8.974	143,956	9.88	8.974	—	—
10.000	97,878	10.00	10.000	—	—

	1,898,683	9.32	3.533	142,103	0.984

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $2.43. The intrinsic value of options exercised during the six months ended June 30, 2006 was $0.5 million.

In addition, the Company also maintains a 2006 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase common stock of the Company at the lesser of 85% of its fair market value on the offering date or the purchase date as established by the Board of Directors. The employee purchases are funded

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

through after-tax payroll deductions, which plan participants can elect at from one percent to twenty percent of compensation, subject to the federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123(R).

Stock-Based Compensation

Awards granted to employees prior to the adoption of SFAS No. 123(R) were valued using the intrinsic value method. The Company recognized no stock-based compensation in the three and six months ended June 30, 2005 for employee awards, respectively. The intrinsic value of options exercised during the six months ended June 30, 2005 was approximately $5 thousand. As discussed in Note 1, the Company has applied SFAS No. 123(R) to awards granted after January 1, 2006. During the three and six months ended June 30, 2006, the Company recognized $0.2 million and $0.4 million of stock based compensation for employee awards, respectively. As of June 30, 2006, there was $2.3 million (net of expected forfeitures) of total unrecognized compensation costs from options granted under the Plan to be recognized over a weighted average remaining period of 2.57 years.

Awards granted to non-employees were valued using the Black-Scholes option pricing valuation model using the following weighted average assumptions for awards granted during the three and six months ended June 30, 2006: risk free interest rate of 4.31%, contractual life of 10 years, expected volatility of 100% and expected dividend yield of 0.00%. During the six months ended June 30, 2006 and 2005, the Company recognized $1 thousand and no stock based compensation related to option grants to non-employees, respectively.

(8)	Income Taxes

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets primarily depends on the generation of future taxable income through profitable operations. The Company believes that there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. Due to the uncertainty of profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the implications of obtaining regulatory approval of any of our product candidates, the progress of our research programs, including clinical testing; the extent to which our intellectual property rights may protect our products and technology; our ability to identify new product candidates; the potential of such product candidates to lead to the development of commercial products; our anticipated timing for initiation or completion of our clinical trials for any of our product candidates; other statements regarding our future product development and regulatory strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; our future expenditures for research and development; the ability of our third-party manufacturing parties to support our requirements for drug supply; expected trends or projections relating to revenue from our collaboration arrangements; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company initially focused on discovering, developing, in-licensing and commercializing innovative anti-infective products. Our lead product, faropenem medoxomil, is a novel oral community antibiotic for which we have filed an NDA. In December 2005, we submitted to the FDA our NDA for faropenem medoxomil for four indications: acute bacterial sinusitis, community-acquired pneumonia, acute exacerbation of chronic bronchitis and uncomplicated skin and skin structure infections. Although the efficacy data for acute exacerbation of chronic bronchitis and uncomplicated skin and skin structure infections may be adequate for FDA approval, we expect that the FDA will likely require additional clinical trials, including a placebo-controlled trial in the case of acute exacerbation of chronic bronchitis, before it will approve these indications. We have entered into a collaboration and commercialization agreement with Forest Laboratories Holdings Limited (Forest Laboratories) to co-develop and co-market faropenem medoxomil in the U.S. We and Forest Laboratories are currently conducting a Phase III placebo-controlled clinical trial for acute exacerbation of chronic bronchitis for adult use. We are also developing, together with Forest Laboratories, an oral liquid formulation of faropenem medoxomil for the pediatric market and are currently conducting a Phase II clinical trial using a prototype oral liquid formulation among pediatric patients with acute otitis media. We intend to conduct Phase III clinical trials seeking clinical indications for the two largest pediatric indications: acute otitis media and tonsillitis/pharyngitis.

Our second product candidate is REP8839, which we are developing for topical use for skin and wound infections and prevention of staphylococcus aureus (S. aureus) infections, including methicillin-resistant S. aureus (MRSA), in hospital settings. REP8839 is an inhibitor of methionyl tRNA synthetase and, in pre-clinical studies, has shown promising activity. We submitted to the FDA our Investigational New Drug application, or IND, for the development of a REP8839/mupirocin combination product in May 2006. Mupirocin is a successful topical anti-

infective product and we believe the combination of REP8839 and mupirocin will inhibit the development of bacterial resistance to the product.

We are also pursuing the development of other novel anti-infective products based on our own research efforts. We have developed an assay that identifies compounds that inhibit bacterial DNA replication. The compounds may be useful to treat bacterial infections. We have also selected from a proprietary library several potential compounds for development to treat infections in hospital settings caused by clostridium difficile (C. difficile) and are in advanced pre-clinical testing.

We completed an initial public offering on July 3, 2006. In connection with our initial public offering, we issued 4,500,000 shares of common stock at an offering price of $10 per common share. On August 2, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment option. Including the exercise of the over-allotment option, the Company issued a total of 5,006,000 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $46.6 million, net of underwriters’ discount and prior to the payment of offering costs of $1.7 million.

We were incorporated on December 6, 2000 in Delaware. Prior to inception, we had not commenced any significant activity to develop our technology. On December 6, 2000, an affiliated entity contributed certain assets and liabilities to us, which we recorded at their historical cost at that time, and we commenced development activity. Since our inception, we have focused on the in-license and acquisition of technology and acquisition of our technology acquired as in-process research and development, the selection of pre-clinical testing of product candidates and the manufacture of clinical trial supplies. The majority of our activities have been in support of the development of faropenem medoxomil and REP8839. On February 10, 2006, upon entering into our collaboration and commercialization agreement with Forest Laboratories, we were no longer considered a development stage company.

We have incurred significant operating losses since our inception on December 6, 2000, and, as of June 30, 2006, we had an aggregate net loss of $85.0 million and accumulated net loss attributable to common stockholders of $103.3 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Forest Laboratories under our collaboration and commercialization agreement. We expect to continue to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. We granted Forest Laboratories a right of first refusal to extend the territory to include Canada. We received an up-front payment of $50.0 million in February 2006 and $10.0 million in milestone payments in March 2006 from Forest Laboratories. We may receive up to an additional $90.0 million in development milestones and $100.0 million in commercial milestones for both adult and pediatric indications, which will be reduced by $25.0 million if we exercise our option to directly market and promote faropenem medoxomil to pediatricians on an exclusive basis, which we expect to do. These milestone payments are largely dependent on the acceptance of additional NDA filings, FDA approvals and achieving certain sales levels of adult and pediatric formulations of faropenem medoxomil. Forest Laboratories will book all faropenem medoxomil sales and pay us a co-promotion fee, reimburse our marketing expenses and pay us royalties on all sales, milestones on development of the liquid oral formulation and, provided we exercise our option to market faropenem medoxomil directly to pediatricians, a portion of the commercialization milestones. Product development activities under the agreement are a joint responsibility between us and Forest Laboratories, although Forest Laboratories is responsible for a substantial portion of development expenses. We maintain access to all data generated in our joint development efforts for use in territories outside the U.S. Forest Laboratories has agreed to assume responsibility for supply chain management in the territory for faropenem medoxomil, and we anticipate that Forest Laboratories will enter into a direct relationship with Nippon Soda as its sole supplier of faropenem medoxomil drug substance under similar terms as those currently in place between us and Nippon Soda Company Ltd., or Nippon Soda. Forest Laboratories is responsible for sales and marketing activities and associated costs.

We will perform marketing and promotion activities directed toward targeted specialists, such as otolaryngologists (ear, nose and throat specialists). With respect to these activities, Forest Laboratories will reimburse us for our sales force expenses incurred during the one year period prior to commencement of these marketing and promotion activities, up to a maximum amount as provided in our agreement. For the five year period after commencement of such marketing and promotion activities, Forest Laboratories will reimburse us for certain marketing and sample expenses (subject to an approved annual budget) and for certain sales force expenses. As to sales force expenses during this period, Forest Laboratories will reimburse us for all of such expenses incurred during the first two years after commencement of our marketing and promotion activities up to a maximum amount as provided in our agreement, and for the remaining three years Forest Laboratories will reimburse us for such sales force expenses up to a certain percentage of the maximum amount as provided in our agreement. We have the right to retain the majority of the marketing margin, defined as net sales less cost of goods and marketing expenses, from faropenem medoxomil prescribed by pediatricians, provided we exercise this option at least six months before this formulation is submitted for regulatory approval. If the sales margin is negative, we will bear the majority of the losses in the period they are generated. If we exercise this option, we and Forest Laboratories will jointly determine the product launch and marketing and selling strategies for the oral liquid formulation of faropenem medoxomil. Further, if we exercise this option, Forest Laboratories will extend us a $60.0 million line of credit to support our promotional efforts to pediatricians.

In accordance with our revenue recognition policy for up-front and milestone payments received under collaboration and commercialization agreements, we have recognized revenue for the payments received to date on a straight-line basis over a period of 13.5 years, which is the period of estimated benefit to us. The up-front payment and milestone payment received are non-refundable. We have accounted for amounts received as reimbursements from Forest Laboratories for research and development and sales and marketing activities as revenue. This treatment reflects our role as principal in these transactions whereby we are responsible for selecting vendors, performing significant duties and bearing credit risk.

Financial Operations Overview

Revenue.  Our revenue consists of amounts earned under our collaboration and commercialization agreement relating to faropenem medoxomil with Forest Laboratories.

Research and Development Expense.  Research and development expense consists primarily of expenses incurred to acquire in-process research and development and to develop and test our product candidates. Such expenses include:

•	external research and development expenses, including the costs of materials relating to our pre-clinical studies and clinical trials;

•	third party supplier, consultant and employee related expenses, including compensation and benefits;

•	license fees associated with acquiring in-process research and development; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, information technology, laboratory and office supplies and depreciation of capital assets used to research and develop our product candidates.

In March 2004, we licensed all rights to faropenem medoxomil from Daiichi Asubio Pharma. Co. Ltd,, or Daiichi Asubio, in the U.S. and Canada. In addition, we have the sole negotiation right to license such rights for the rest of the world, except Japan. Faropenem medoxomil was in development at the time we entered into the license and we accounted for the license of the technology as acquired in-process research and development. Since March 2004, we have focused our efforts on completing the clinical program, establishing commercial scale manufacturing capability and completing other regulatory steps to support the NDA for faropenem medoxomil that we submitted to the FDA in December 2005. We are in the process of conducting a Phase III placebo-controlled clinical trial using faropenem medoxomil to treat acute exacerbation of chronic bronchitis. We are also conducting a

Phase II clinical trial of faropenem medoxomil among pediatric patients for treatment of acute otitis media using an oral liquid formulation. To be accepted in the pediatric market, in addition to an excellent safety and efficacy profile, an oral liquid formulation must have a taste that is acceptable to children. We are continuing development work to optimize the taste of our oral liquid formulation of faropenem medoxomil.

We acquired the worldwide rights to the methionyl tRNA synthetase inhibitor program from GlaxoSmithKline PLC, or GSK, in June 2003 in exchange for equity at an aggregate deemed fair value of $5,000,000. Because this program was in pre-clinical development at the time we acquired the worldwide rights, we accounted for the acquisition as acquired in-process research and development in 2003. Using this acquired technology, we have continued the development of our product candidate REP8839 for the treatment of skin and wound infections and eradication of S. aureus in the hospital setting. We filed an IND for REP8839 in combination with mupirocin in the second quarter of 2006, and commenced Phase I clinical testing of a REP8839/mupirocin combination in July 2006. Under the terms of our purchase agreement we paid GSK $1.5 million June 2006, which was recorded as research and development expense in the quarter ended June 30, 2006. Following this payment, we have no further financial obligations to GSK under this agreement related to REP8839.

Our current year research and development activities are primarily focused on the clinical development of faropenem medoxomil. We expect our research and development expense to increase as we advance faropenem medoxomil, REP8839 and new product candidates into further clinical and pre-clinical development. We are unable to estimate with any certainty the costs we will incur in the continued development of faropenem medoxomil, REP8839 and our other product candidates. We expect to continue to expand our research and development activities relating to the clinical development of our product candidates and pre-clinical research of treatments in the anti-infective area. If we acquire or in-license additional technologies or product candidates in the clinical or pre-clinical development stage, we also expect to expand our research and development activities to develop these technologies or product candidates.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. Although we are currently focused primarily on faropenem medoxomil for the treatment of community-acquired respiratory tract and skin infections and have commenced the clinical trials program for an oral liquid formulation of faropenem medoxomil for treatment of acute otitis media in pediatric patients, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and each additional indication for faropenem medoxomil.

Due to the risks inherent in the clinical trial process, development completion dates and costs will vary significantly for each product candidate and are difficult to estimate. The lengthy regulatory approval process requires substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause the costs of our research and development to increase and have a material adverse effect on our results of operations. We cannot be certain when any cash flows from our current product candidates will commence.

Sales, General and Administrative Expense.  Sales, general and administrative expense consist principally of compensation and related costs for personnel in executive, sales, marketing, corporate development, legal, finance, accounting and human resource functions. Other sales, general and administrative costs include professional fees, costs of insurance and market research.

Interest and Other Income, net.  Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Other income consists primarily of amortization of premiums and realized gains on short-term investments available-for-sale. Other income and expense also includes income or expenses associated with adjusting the value of our foreign currency denominated payables and our stock purchase warrants to fair value.

Preferred Stock Dividends and Accretion.  Preferred stock dividends and accretion consists of cumulative but undeclared dividends payable and accretion of issuance costs on preferred stock. The issuance costs on the shares of Series A, C and D redeemable convertible preferred stock were recorded as a reduction to the carrying amount of the stock when issued, and are accreted to preferred stock ratably through July 31, 2014 by a charge to additional paid-in capital and loss attributable to common stockholders. Upon the closing of our initial public offering on July 3, 2006, and the conversion of the preferred stock into common stock, the cumulative but unpaid dividends on Series A, B, C and D preferred stock totaling $17.8 million were settled through issuance of 1,781,826 shares of common stock to the holders of the preferred shares at the initial public offering price, and no further dividends and accretion will be recorded on this preferred stock.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from these estimates. See Note 1 to our financial statements included in our Form S-1 filed with the SEC for a complete discussion of our significant accounting policies.

Revenue Recognition.  We generate revenue through research, license, collaboration and commercialization agreements. These agreements can contain multiple elements, including non-refundable up-front fees, payments for reimbursement of research and commercialization costs, non-refundable payments associated with achieving specific milestones, promotion fees based on marketing margins defined in our agreement with Forest Laboratories and royalties based on specified percentages of net product sales.

In determining when to recognize revenue related to up-front and milestone payments under these agreements we apply the revenue recognition criteria as outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these criteria, we consider a variety of factors to determine the appropriate method of revenue recognition, including whether the elements of the agreement are separable, whether payments received are subject to refund or forfeiture, whether there are determinable fair values and whether there is a unique earnings process associated with each element of an agreement.

When a payment is specifically tied to a separate earnings process and the amount to be received is fixed and determinable, revenue is recognized when the performance obligation associated with the payment is completed. Performance obligations typically consist of significant and substantive milestones. Revenues from milestone payments may be considered separable from funding for research, development or commercial activities because of the uncertainty surrounding the achievement of the milestones. Accordingly, these payments could be recognized as revenue when the performance milestone is achieved as described in EITF 00-21. In circumstances where we cannot identify a separate earnings process related to an upfront or milestone payment, we record deferred revenue and recognize revenue ratably over the period of expected benefit, which is generally the unexpired contract term.

Revenues derived from reimbursement of expenses for research, development and commercial activities under our collaboration and commercialization agreements are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (EITF 99-19). In accordance with the criteria established by EITF 99-19, in transactions where we act as principal, with discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of operating expenses in our statements of operations.

Under our agreement with Forest Laboratories entered into in February 2006, we have recorded the initial $50 million upfront payment received in February 2006 as deferred revenue and recognize this amount into revenue ratably over a 13.5 year period. In addition, we have and may continue to receive payments upon the achievement of certain development and commercial milestones. The first milestone was achieved and a payment of $10 million was received in March 2006. Due to this milestone being achieved within one month of entering into the collaboration and commercialization agreement with Forest Laboratories, we could not identify a separate earnings process related to this milestone payment and are recognizing revenue related to this payment over 13.5 years, the expected term of the agreement. In assessing the remaining milestone payments contemplated in our agreement with Forest Laboratories we have reviewed the criteria for achievement of future milestones. Based on this review, we believe that achievement is uncertain and dependent upon a number of factors which will involve substantive effort. We further believe that a unique earnings process has been identified for each of the remaining development and commercial milestones, the amounts received will be fixed and determinable and, therefore, we intend to recognize revenue related to these milestones upon achievement.

We have received amounts from Forest Laboratories as reimbursement for certain research and development and expect to receive additional amounts as reimbursement for certain future research and development and sales and marketing activities under our agreement. We believe that, as it relates to these activities, we act as the principal, performing a substantive part of the services directly, having the discretion to choose our suppliers and bearing all credit risk associated with the performance of these activities. We therefore have recorded these amounts as revenue in accordance with our revenue recognition policy. See Note 1 to our condensed financial statements for more information about our revenue recognition policies.

Stock-Based Compensation.  Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB), Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations. For periods prior to December 31, 2005, we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended.

Under APB No. 25, we recognized stock-based compensation expense, which is a non-cash charge, when we issued employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS 123, as amended, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized for all share-based payments granted subsequent to December 31, 2005.

We selected the Black-Scholes-Merton, or Black-Scholes, option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The fair value of these option grants is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the six months ended June 30, 2006. We separated optionees into two groups: grants with early exercise provisions and grants without early exercise provisions. We have determined that the exercise behavior of the two option groups is distinct and, therefore, the assumptions are different for purposes of valuing the options. The expected lives (net of forfeitures) for options with and without early exercise provisions are estimated to be 4.00 years and 4.40 years, respectively. Expected volatility for the two groups is estimated to be 75%. The risk free interest rate is 4.73% for both groups and the dividend yield is 0%.

In January 2006, we issued options which vest over the earlier of a four year service period or achievement of a market condition. In determining the estimated fair value of these option awards on the date of grant, we elected to use a binomial lattice option pricing model together with Monte Carlo simulation techniques using the following weighted average assumptions: risk-free interest rate of 5.08%, expected dividend yield of 0%, expected volatility of 75%, forfeiture rate of 6.97%, suboptimal exercise factor of 2, and post-vesting exit rate of 6.97%.

The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 6.97% to all options granted in the six months ended June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

The lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest exit rate and sub-optional exercise factor. Both the fair value and expected life are outputs from the model. The risk-free interest rate was determined based on the yield available on U.S. Treasury Securities over the life of the option. The dividend yield and volatility factor were determined in the same manner as described above for the Black-Scholes model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of the sub-optional exercise factor and the post-vesting exit rate. The sub-optional exercise factor and post-vesting exit rate were based on actual historical exercise behavior.

We had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We chose the latter method (i.e. graded vesting). We amortize the fair value of each option over each option’s vesting period (requisite service period).

The fair value of the common stock underlying grants of options for common stock issued to employees during 2006 prior to the completion of our initial public offering was determined based on contemporaneous valuations to determine the fair value of our common stock for accounting purposes prior to the commencement of trading on June 28, 2006 following the effective date of our initial public offering. These contemporaneous valuations addressed the deemed fair market value of our common stock utilizing a probability-weighted expected return method (PWERM), as detailed in a practice aid issued by the American Institute of Certified Public Accountants entitled “Valuation of Privately Held Company Equity Securities Issued as Compensation” (AICPA Guide). This valuation methodology evaluates the probability of various potential liquidity events and the value of the common stock in each scenario. At each valuation date, we considered changes in key factors, such as the likely hood of achieving a liquidity event such as an initial public offering, our progress towards clinical and product development milestones and overall equity market conditions, which resulted in changes to the probabilities of various possible liquidity events, and the resulting impact to the valuations of the common stock.

Information on stock options granted during six months ended June 30, 2006 is summarized as follows:

			Estimated Fair
	Shares of Common		Value per Share of
	Stock Underlying	Exercise Price	the Underlying	Intrinsic Value
Grant Date	Option Grants	per Share	Common Stock	per Option Share

January 19, 2006	851,021	$3.188	$3.188	$0.000
February 6, 2006	45,866	$3.188	$3.188	$0.000
March 9, 2006	193,718	$5.198	$5.198	$0.000

Total First Quarter 2006 Option Grants	1,090,605
April 5, 2006	46,900	$5.198	$8.974	$3.776
May 12, 2006	121,528	$8.974	$8.974	$0.000
June 8, 2006	22,428	$8.974	$8.974	$0.000
June 28, 2006	97,878	$10.000	$10.000	$0.000

Total Second Quarter 2006 Option Grants	288,734

Total	1,379,339

The chart below indicates how our estimates of likely liquidity events have changed over time, as we evaluated the significant valuation drivers noted above:

			Subsequent Path
	Major Path				Other (No	Option
	With	Without	Public	Sale of	Value to	Pricing	Fair
Valuation Date	Partner	Partner	Offering	Company/Assets	Common)	Method	Value

19-Jan-06	75%		50%	25%	25%
		25%		25%	50%	25%	$3.19
10-Feb-06	100%		60%	25%	15%		$5.20
5-Apr-06	100%		85%	15%			$8.97

In evaluating these events, the following factors are significant.

•	In January 2006, the estimated fair value of our common stock was increased to $3.188 per share, primarily based on the filing of our NDA for faropenem medoxomil on December 20, 2005 and continuing progress in our discussions with Forest Laboratories regarding a possible partnership and specifically addressing significant concerns raised by Forest Laboratories that threatened the possible partnership.

•	On February 10, 2006, we signed the collaboration agreement with Forest Laboratories. Further, on February 17, 2006, our NDA for faropenem medoxomil was accepted for review by the FDA. It was only at this time that we believe we became a candidate for an initial public offering that would meet the valuation requirements of our preferred stockholders. Accordingly, on the date that we next granted options for our common stock, March 9, 2006, the estimated fair value of our common stock was increased to $5.198 per share. Also at this time, our board of directors approved our proceeding with an initial public offering and investment bankers were retained.

•	On April 5, 2006, we filed a registration statement for the initial public offering of our common stock.

•	On June 28, 2006, our stock was listed on the NASDAQ stock exchange under the symbol “RDYN” and began trading at an initial value of $10.00.

The above table summarizes the specific probabilities assigned to certain liquidity events using PWERM, based on assessments of company-specific risks and the timing and probability of anticipated liquidity events, including:

•	the potential of an initial public offering at various market capitalizations;

•	a sale of us or our assets in a merger or acquisition; or

•	a transaction resulting in no value to the holders of common stock.

In addition to these potential liquidation events, we also incorporated an option-pricing method under which each class of our stock was considered as a series of call options that were then valued using the option-pricing method. Under this approach, a hypothetical payoff representing each class of stock as a series of call options was utilized. As our enterprise value increased beyond the liquidation preferences of our preferred stock, all further benefits accrued to both the holders of preferred and common stock. Our total derived enterprise value was applied to this liquidation analysis to derive a total value of our common stock evaluated on a weighted average basis with the potential liquidation events as illustrated in the table above.

Based on discussions with potential underwriters, we believed that our ability to pursue an initial public offering would depend on our securing a suitable collaboration partner for commercialization of faropenem medoxomil in the U.S. As a result, the probabilities assigned to a specific liquidity event were affected by the probability assigned to the successful completion of a collaboration arrangement. Without a collaboration partner, we believed that we would not have been able to pursue a public offering and thus that the most likely outcome would have been a sale or merger. This consideration impacted the valuation of our common stock in periods prior to securing a collaboration partner, in part because of the significant liquidation preferences of the preferred stock.

We considered in each liquidity scenario that the holders of preferred stock are entitled to liquidation preferences equal to their initial purchase prices plus dividends that accrue at a rate of 8% per year. Following the issuance of our Series D preferred stock in August 2005, dividends accrued at the rate of approximately $0.8 million per month. The aggregate liquidation preferences of our preferred stock holders as of June 30, 2006 was approximately $144.3 million. Under all scenarios other than an initial public offering, payments of these liquidation preferences are senior to any claims of our common stockholders and, in the event that there are any available funds remaining after distribution to preferred stockholders in accordance with their liquidation preferences, such funds would have been distributed among the common stockholders and preferred stockholders on a pro rata basis. In initial public offerings, accrued dividends are converted to common stock at the initial public offering price.

The assessment of probabilities at each valuation date considered the probability of successfully completing an initial public offering, taking into account that:

•	historically, 22% of proposed initial public offerings have been withdrawn after filing;

•	historically, initial public offerings that have not been withdrawn have been priced at approximately a 27% discount from the mid-point of the initial filing range; and

•	of the 14 initial public offerings completed in 2006 through the date of our evaluation for biotechnology and pharmaceutical companies that may be considered comparable to us, 12 of those offerings were priced below the low point of the initial filing range.

At each date of value, our valuations incorporate a discount rate, also known as required return or cost of capital, based on the risk-adjusted rate of return an investor would require given the circumstances of the company at that time, which reflects the risk associated with the company, risks and uncertainty regarding the achievement of potential liquidity events and consideration of observed rates of return on comparable investments. The selected discount rates were decreased from 30% in January 2006 to 25% in February and April 2006, reflecting changes in the risks and uncertainties related to securing a collaboration partner, the FDA review process and our ability to access the public markets. We believe that our selected discount rates are consistent with required rates of return as outlined in the AICPA Guide, which provides that the cost of equity capital for a private enterprise prior to its initial public offering generally ranges from 20% to 35%. We also note that discount rates are expected to be higher for biotechnology companies without an approved product. By contrast, the cost of equity capital for a newly public enterprise generally ranges from 15% to 25%.

Additionally, we adjusted the indicated value of our common stock to reflect reductions for lack of control, potential dilution and the lack of liquidity and a trading market for our common stock at each valuation date. The weighted average reduction that reflects these factors decreased from 40% in January 2006, to 20% in February 2006, and 15% in April 2006, as we progressed toward significant events that could provide liquidity for our stockholders in the public markets. Although many of the economic factors of control were incorporated in our valuation analyses, our common stockholders do not share the same control over the enterprise as our preferred stockholders. In February 2006, we executed the collaboration agreement with Forest Laboratories and, in April 2006, we filed our initial registration statement. In determining the appropriate adjustment, we considered the following factors as outlined in the AICPA Guide:

•	prospects for liquidity, including the expectation of an initial public offering in the future;

•	restrictions on the transferability of our common and preferred stock;

•	risk and volatility associated with us, our industry and our peers;

•	uncertainty of our value; and

•	concentration and control of our ownership.

The lack of marketability discount is based on qualitative and quantitative analysis, as well as subjective judgment of these factors. Published restricted stock studies indicate these discounts may fall within the range of 9% to 45%. For the valuation performed in January 2006, we used one combined discount of 40% to reflect the impact of all these factors on the value of our common stock. For the February and April 2006 valuations, we performed the valuations in two steps as follows:

•	we calculated the anticipated dilution to the common stockholders in each initial public offering scenario that we estimated based on available market data to be within the range of 25% to 35%; and

•	then utilized a probability weighted average lack of marketability discount of 20% in February 2006, which was further reduced to 15% in April 2006 at the time we filed our initial registration statement.

We believe that we have applied reasonable valuation methodologies, including the application of the discounts noted above, to properly reflect the risks and uncertainties in our common stock as of each date of value. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

Deferred Tax Asset Valuation Allowance.  In establishing an allowance on the valuation of our deferred tax assets we are required to make significant estimates and judgments about our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on utilization primarily of net operating losses and tax credits. We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of our deferred tax asset will not be realized. As we have historically incurred significant operating losses, it is difficult to conclude with certainty that any of our deferred tax assets will be realized. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets since inception due to uncertainties related to our ability to realize deferred tax assets in the foreseeable future. See Note 8 to our financial statements.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue.  Revenue was $4.0 million for the quarter ended June 30, 2006 compared to no revenue for the quarter ended June 30, 2005. The increase was due to revenue generated from our collaboration and commercialization agreement with Forest Laboratories, which we entered into on February 10, 2006. Revenue recognized during the quarter ended June 30, 2006 includes $1.1 million of license revenue, representing a portion of the upfront and milestone payments totaling $60 million that were received in the first quarter of 2006 and being recognized as revenue over the estimated period of performance of 13.5 years, and $2.9 million of contract revenue for funded activities under our collaboration and commercialization agreement with Forest Laboratories.

Research and Development Expense.  Research and development expenses were $9.1 million for the quarter ended June 30, 2006, as compared to $6.1 million for the corresponding quarter in 2005.

The increase was primarily due to:

•	increased clinical and pre-clinical trial costs of $0.9 million and related expenses including continued clinical trials for a faropenem medoxomil placebo controlled Phase III clinical trial among patients with acute exacerbation of chronic bronchitis and a Phase II clinical trial using an oral liquidation formulation targeted for pediatric use;

•	increased personnel and related costs of $0.4 million representing additional staff required to support our growth and costs of recruiting and relocating personnel; and

•	expense of $1.5 million payment made to GSK in accordance with our purchase agreement following filing of our IND relating to REP8839 with the FDA in the second quarter of 2006.

Research and development expenditures made to advance our product candidates and other research efforts during the quarter ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,		Change
	2006	2005	$	%

Faropenem medoxomil	$4,668	$5,421	$(753)	(14)%
REP8839	3,088	448	2,640	589%
Other research and development	1,385	194	1,191	614%

	$9,141	$6,063	$3,078	51%

Research and development expenses are expected to increase substantially during 2006 and in future periods as we:

•	advance our Phase III placebo controlled clinical trial for faropenem medoxomil in the treatment of acute exacerbation of chronic bronchitis;

•	complete our Phase II clinical trials for an oral liquid formulation of faropenem medoxomil among pediatric patients; and

•	advance our clinical trials for REP8839.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.9 million for the quarter ended June 30, 2006, as compared to $1.2 million for the second quarter in 2005. The increase was primarily due to increased personnel and related costs of $1.3 million representing additional staff required to support our growth, costs of recruiting and relocating personnel, costs associated with the initial adoption of SFAS 123(R), Share-based Payment, as well as market research expenses of $0.2 million, principally related to faropenem medoxomil and REP8839.

Marketing and sales costs are expected to increase substantially during 2006 and in future periods as we expand our sales and marketing organization to support the potential commercialization of faropenem medoxomil. General and administrative costs are expected to increase as a result of increased compensation costs, as well as higher legal, accounting, insurance and other professional costs relating to the compliance obligations associated with being a public company.

Interest and Other Income, net.  Interest and other income, net was $1.7 million for the quarter ended June 30, 2006, as compared to $0.1 million for the corresponding quarter in 2005. The increase was primarily due to higher overall cash and short term investment balances available for investing throughout the three month period ended June 30, 2006 as compared to the corresponding quarter in 2005. We completed our $62.5 million Series D redeemable convertible preferred stock financing in August 2005 and received $60.0 million under our collaboration and commercialization agreement with Forest Laboratories in February 2006, increasing the average balances of cash and short term investments available for investment during the three and six month periods ended June 30, 2006 compared to the corresponding periods in 2005.

These amounts were partially offset by increases during the quarter ended June 30, 2006 of $0.3 million in other expenses associated with adjusting the value of our foreign currency denominated payables and $0.3 million in other income associated with adjusting the value of our stock purchase warrants to fair value that became a required accounting policy from July 2005, as compared to the corresponding quarter in 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenue.  Revenue was $6.9 million for the six months ended June 30, 2006 compared to $0.3 for the six months ended June 30, 2005. The increase was due to revenue generated from our collaboration and commercialization agreement with Forest Laboratories, which we entered into on February 10, 2006. Revenue recognized during the six months ended June 30, 2006 includes $1.7 million of license revenue, representing a portion of the upfront and milestone payments totaling $60 million that were received in February and March 2006, which is being recognized as revenue over the estimated period of performance of 13.5 years, and $5.2 million of contract revenue for funded activity under our collaboration and commercialization agreement with Forest Laboratories. Revenue recognized in the six months ended June 30, 2005 consists solely of license revenue generated from a research and development project that was completed in 2005.

Research and Development Expense.  Research and development expenses were $18.1 million for the six months ended June 30, 2006, as compared to $11.1 million for the corresponding period in 2005.

The increase was primarily due to:

•	increased clinical and pre-clinical trial costs and related expenses of $1.4 million including continued clinical trials for a faropenem medoxomil placebo controlled Phase III clinical trial among patients with acute exacerbation of chronic bronchitis and a Phase II clinical trial using an oral liquid formulation targeted for pediatric use;

•	increased external contractor and consulting expenditures of $1.2 million during the six months ended June 30, 2006 as compared to the corresponding period in 2005 related to our clinical development and research activity.

•	increased personnel and related costs of $1.4 million representing additional staff required to support our growth and costs of recruiting and relocating personnel.

•	expense of $1.0 million payable to Daiichi Asubio under our amended license agreement; and

•	expense of $1.5 million payment made to GSK in accordance with the related purchase agreement following filing of our IND relating to REP8839 in the second quarter of 2006 with the FDA.

Research and development expenditures made to advance our product candidates and other research efforts during the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,		Change
	2006	2005	$	%

Faropenem medoxomil	$10,867	$9,743	1,124	12%
REP8839	4,333	1,074	3,259	303%
Other research and development	2,910	260	2,650	1019%

	$18,110	$11,077	$7,033	64%

Overall, our total external clinical trial and pre-clinical development expenditures increased by $1.0 million and $0.4 million, respectively, during the six months ended June 30, 2006 as compared to the corresponding period in 2005 related to our clinical trial activity. Our external contractor and consulting expenditures increased $1.2 million during the six months ended June 30, 2006 as compared to the corresponding period in 2005 related to our clinical development and research activity. We incurred expenses of $1.0 million and $1.5 million relating to our faropenem medoxomil and REP8839 programs as discussed above. The cost of internal research and development personal and related costs increased by $1.1 million in the six month period ended June 30, 2006 as compared to the corresponding period in 2005 as we increased our research and development head count in support of our expanded clinical development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.8 million for the six months ended June 30, 2006, as compared to $1.9 million for the corresponding period in 2005. The increase was primarily due to increased personnel and related costs of $2.2 million representing additional staff required to support our growth, costs of recruiting and relocating personnel, costs associated with the initial adoption of SFAS 123(R), Share-based Payment, as well as market research expenses of $0.3 million, principally related to faropenem medoxomil and REP8839.

Interest and Other Income, net.  Interest and other income, net was $2.1 million for the six months ended June 30, 2006, as compared to $0.2 million for the corresponding period in 2005. The increase was primarily due to higher overall cash available for investing throughout the six month period ended June 30, 2006 as compared to the corresponding period in 2005. We completed our $62.5 million Series D redeemable convertible preferred stock financing in August 2005 and received $60.0 million under our collaboration and commercialization agreement with Forest Laboratories, increasing the average balances of cash and short term investments available for investment during the six month period ended June 30, 2006 compared to the corresponding periods in 2005.

These amounts were partially offset by increases during the six month period ending June 30, 2006 of $0.3 million in other expenses associated with adjusting the value of our foreign currency denominated payables.

Liquidity and Capital Resources

We have incurred losses since our inception. As of June 30, 2006, we had an accumulated deficit of $101.6 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million and from payments by Forest Laboratories under our collaboration and commercialization agreement totaling $62.3 million. As of June 30, 2006, we had $95.4 million in cash, cash equivalents and short-term investments.

The Company completed an initial public offering of its common stock on July 3, 2006. In connection with this offering, the Company issued 4,500,000 shares of common stock at an offering price of $10 per share. On August 2, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment option. Including the exercise of the over-allotment option, the Company issued a total of 5,006,000 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $46.6 million, net of underwriters’ discount and prior to the payment of offering costs of $1.7M.

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories for the right to be our development and marketing partner of faropenem medoxomil in the U.S. We also granted Forest Laboratories a right of first refusal to extend the territory to include Canada. Under our agreement, in February 2006 we have received an up-front payment of $50.0 million and in March 2006 we received a $10.0 million development milestone payment from Forest Laboratories. We may receive up to an additional $190.0 million in development and commercial milestones for both adult and pediatric indications, which will be reduced by $25.0 million if we exercise our option to directly market and promote faropenem medoxomil products to pediatricians, which we currently expect to do. These milestone payments are largely dependent on the acceptance of additional NDA filings, FDA approvals and achieving certain sales levels of adult and pediatric formulations of faropenem medoxomil. Product development activities under the agreement are a joint responsibility between us and Forest Laboratories although Forest Laboratories is responsible for the substantial portion of development expenses. We will perform marketing and promotion activities directed toward targeted specialists, such as otolaryngologists, for which we will be reimbursed by Forest Laboratories up to established limits in the first year of the agreement. For the following five years, we will be reimbursed up to established limits in accordance with our direct marketing and selling activities. We have the right to retain the majority of the sales margin, defined as net sales less cost of goods and marketing expense, from the oral liquid formulation of faropenem medoxomil prescribed by pediatricians, provided we exercise this option at least six months before this formulation is submitted for regulatory approval. If we exercise this option, we and Forest Laboratories will jointly determine the product launch and marketing and selling strategies for any approved pediatric formulation of faropenem medoxomil. Further, if we exercise this option, Forest Laboratories will extend us a $60.0 million line of credit to support our promotional efforts to pediatricians.

In 2004, we entered into a license agreement with Daiichi Asubio to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan. In consideration for the license, we paid an initial license fee of $3.8 million comprising $0.6 million paid in 2003 and paid in $3.2 million in 2004. In December 2005, we recorded research and development expense for a milestone payable of $2.1 million in accordance with the terms of the license agreement following submission of the NDA to the FDA in December 2005. In February 2006, in conjunction with our entering into the license agreement with Forest Laboratories, this milestone payment was increased to ¥375 million (approximately $3.2 million as of June 30, 2006). The increased milestone amount was accounted for as research and development expense in 2006 when the modified terms of the license were finalized. Under the modified license agreement we are further obligated to future payments of (i) up to ¥375 million (approximately $3.2 million as of June 30, 2006) upon initial FDA approval, (ii) ¥500 million (approximately $4.3 million as of June 30, 2006) upon a product launch and (iii) up to ¥750 million (approximately $6.5 million as of June 30, 2006) in subsequent milestone payments for faropenem medoxomil. If the NDA for faropenem medoxomil is approved and faropenem medoxomil is launched within the next 12 months, we will make the approval and launch milestone payments during that time period. Additionally, we are responsible for royalty payments to Daiichi Asubio based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Daiichi Asubio or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not yet been approved by the FDA.

Under a supply agreement entered into in December 2004 between Daiichi Asubio, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order we are obligated to make certain annual minimum purchase commitments. If the full commercial launch is delayed, we may be obligated for certain delay compensation to Nippon Soda up to ¥280 million (approximately $2.4 million as of June 30, 2006) per year. Under the agreement with Forest Laboratories entered into in February 2006, we are responsible for only the delay compensation that may accrue for any period ending on or prior to December 31, 2007. Thereafter, Forest Laboratories will be responsible for any delay compensation. After consideration of the agreement with Forest Laboratories, our maximum potential delay compensation obligation is ¥105 million ($0.9 million at June 30, 2006). If we terminate the faropenem medoxomil program, under certain circumstances we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million as of June 30, 2006) in engineering costs. Additionally, in accordance with an agreement between Forest Laboratories and the Company signed in August 2006, the Company agreed to share equally in a cancellation fee applicable to Forest Laboratories in its agreement with Daiichi Asubio and Nippon Soda Company. In the event that Forest Laboratories cancels its initial purchase order of a specified amount, the Company’s share of the cancellation fee, if invoked, would be ¥75 million (approximately $0.6 million at June 30, 2006).

In April 2005, we entered into a supply agreement for production of adult tablets of faropenem medoxomil with Tropon, which was amended as to certain terms in March 2006. Beginning in 2006, we are obligated to make minimum purchases of Tropon’s product of €2.3 million (approximately $2.9 million as of June 30, 2006) annually. If in any year the Company has not satisfied its minimum purchase commitments, the Company is required to pay Tropon the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. We are required to buy all of our requirements for adult oral faropenem medoxomil tablets from Tropon until cumulative purchases exceed €22 million ($27.6 million at June 30, 2006). If the agreement is terminated, under certain circumstances we may be obligated to pay up to €1.7 million (approximately $2.1 million as of June 30, 2006) in facility decontamination costs. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between Tropon and Forest Laboratories. Under our agreement with Forest Laboratories, we remain responsible for only any shortfall amount in 2006 that may not be credited against future drug product purchases.

In June 2003, we acquired certain intellectual property and supporting material from GSK in exchange for the issuance of 4,000,000 shares of our Series B convertible preferred stock at a fair value of $5.0 million. The acquisition was accounted for as a research and development expense. In June 2006, under this agreement, we also paid GSK $1.5 million.

In 2006, we anticipate that capital expenditures will total approximately $4.0 million.

We have not yet commercialized our products or achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, conduct and complete clinical trials, pursue additional product candidates, expand our clinical development team and corporate infrastructure and prepare for the potential commercial launch of faropenem medoxomil. We do not anticipate generating any product related revenue until we obtain FDA approval for faropenem medoxomil and Forest Laboratories launches the product.

We believe that the our current cash and cash equivalents, securities available-for-sale, funding received from our collaboration agreement with Forest Laboratories and interest earned on these balances, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 18 months. This forecast of the period in which our financial resources will be adequate to support operations is a forward-looking statement and involves risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those anticipated as a result of many factors, including but not limited to those discussed under “Risk Factors” below.

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the rate of progress and cost of our pre-clinical studies, clinical trials and other research and development activities;

•	the scope and number of clinical development and research programs we pursue;

•	the costs, timing and outcomes of regulatory approvals;

•	the costs of establishing or contracting for marketing and sales capabilities, including the establishment of our own sales force;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any additional collaborative, strategic partnership or licensing agreements that we may establish.

If our available cash and cash equivalents, securities available-for-sale, funding received or made available under our collaboration agreement with Forest Laboratories, net proceeds from our initial public offering and interest earned on these balances are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products or conduct additional clinical trials beyond those currently contemplated, we may seek to sell additional equity or debt securities or acquire an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to modify our planned research, development and commercialization strategy, which could adversely affect our business.

Redeemable Convertible Preferred Stock

Our redeemable convertible preferred stock is classified on the balance sheet between liabilities and stockholders’ deficit as the holders of the redeemable convertible preferred stock have the right to request redemption in the future if certain classes of stockholders vote in favor of such redemption. Our Series B convertible preferred stock is also classified on the balance sheet between liabilities and stockholders’ deficit as the holders of Series B convertible preferred stock have certain rights in liquidation. On July 3, 2006, all of our outstanding shares of preferred stock were converted into shares of common stock concurrent with the completion of an initial public offering and the redemption right and rights in liquidation terminated.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-based Payment. SFAS No. 123(R) revises SFAS No. 123, supersedes APB No. 25 and amends SFAS No. 95, Cash Flows. SFAS No. 123(R) applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS No. 123(R), we will be required to follow a fair value approach using an option valuation model, such as the

Black-Scholes option-pricing model, at the date of stock option grants. The deferred compensation amount calculated under the fair value method will then be recognized over the respective vesting period of the stock options.

We adopted the provisions of SFAS No. 123(R) as of January 1, 2006. Due to our use of the minimum value method for valuing employees’ stock options during prior periods, we are required to adopt SFAS No. 123(R) using the prospective method. Pursuant to the prospective method of adoption, we will continue to account for options granted before adoption under the current APB No. 25 accounting. All grants issued or modified subsequent to adoption will be accounted for pursuant to SFAS No. 123(R). Since the adoption of SFAS No. 123(R) relates only to future grants or modifications under the prospective method of adoption, the adoption of the new guidance will only impact future periods to the extent we grant or modify options in the future. As such, the impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted or modified in the future.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to our cash, cash equivalents, and marketable securities. We have attempted to minimize risk by investing in quality financial instruments primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of one year. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including U.S. government and mortgage backed securities, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of June 30, 2006 included liquid money market accounts. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk.

Most of our transactions are conducted in U.S. dollars, although we do have certain contractual obligations and conduct a number of clinical studies, and manufacture active pharmaceutical product with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency. We currently hedge exposure to foreign currency fluctuations on current and forecasted expenses denominated in Japanese Yen. The risk that counterparties to our derivative contracts will default and not settle according to the terms of the agreements is a credit risk. Although these instruments are considered derivatives, their economic risks have historically been insignificant and managed on the same basis as risks of other securities we hold.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in

Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Controls over Financial Reporting.  We have made changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we have taken the following actions:

•	Implemented policies and procedures to enhance the accuracy of the Company’s financial reporting processes to reflect the additional requirements of being a public company; and

•	Procured, and implemented new financial systems to enhance our capabilities around financial reporting.

We will be required to report in accordance with Auditing Standard No. 2, issued by the Public Company Accounting Oversight Board, in our annual report for the fiscal year ended December 31, 2007. We discuss our internal control over financial reporting with the audit committee of our board of directors and our auditors.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the risks described below, which we believe are the material risks of our business. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our SEC filings, including our financial statements and related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We are relying upon the safe harbor for all forward-looking statements in this Report, and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

Risk Related to our Business

We are dependent on the success of our lead product candidate, faropenem medoxomil, and we cannot give any assurance that it will receive regulatory approval, which is necessary before it can be commercialized.

If we are not able to commercialize faropenem medoxomil, we will not generate product revenues for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our first NDA to the FDA for use of faropenem medoxomil in four clinical indications, and the FDA accepted this NDA for filing in February 2006. Even if we obtain FDA approval for faropenem medoxomil, it may not cover all of the clinical indications for which we are seeking approval and we expect that the FDA will likely require additional clinical trials, including a placebo-controlled trial in the case of acute exacerbation of chronic bronchitis. Also, an approval might contain significant limitations with respect to conditions of use in the form of narrow indications, warnings, precautions or contra-indications. We cannot predict if or when we might seek regulatory review of faropenem medoxomil for any other indications or of any of our other product candidates.

The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may conclude after review of our data that our application is insufficient to allow approval of a product candidate. If the FDA does not accept or approve our application, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application or any particular indication for which we are seeking approval. If any of these outcomes occur, we may be forced to abandon our application for approval, which might cause us to cease operations.

Our lead product candidate, faropenem medoxomil, has been in-licensed from another pharmaceutical company, Daiichi Asubio Pharma Co., Ltd., or Daiichi Asubio. A previous licensee, Bayer AG, or Bayer, completed extensive pre-clinical studies and Phase II and Phase III clinical trials for a particular dosage of faropenem medoxomil. We are relying on the data from these pre-clinical studies and clinical trials in our application to the FDA for approval to market faropenem medoxomil. Any problems with these previous pre-clinical studies or clinical trials, including problems with the design or statistical analysis of such pre-clinical studies or clinical trials, could cause our application for regulatory approval to be delayed or rejected, in which case we might need to conduct additional trials. In addition, because these clinical trials were conducted using an active compound manufactured by Nippon Soda Co., Ltd., or Nippon Soda, at its facility in Takaoka, Japan, we expect the FDA will require us to demonstrate to its satisfaction the comparability of the active compound we are sourcing from Nippon Soda’s new facility in Nihongi, Japan.

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of faropenem medoxomil for some or all indications that are the subject of our pending NDA.

Regulatory requirements for approval of antibiotics may change in a manner that requires us to conduct additional large-scale clinical trials, which may delay or prevent commercialization of faropenem medoxomil for some or all indications. Historically, the FDA and foreign regulatory authorities have not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not less effective than the approved treatment. All efficacy studies upon which our NDA is based were designed as non-inferiority studies after consultation with the FDA. In September 2005, the FDA indicated to us that it will likely require data from a placebo-controlled trial of faropenem medoxomil before it will consider approving it for acute exacerbation of chronic bronchitis. In May 2006, the FDA requested an explanation of how our non-inferiority studies contained in our NDA for faropenem medoxomil support efficacy in each of the indications for which we are seeking approval. We cannot assure you that the FDA will not require placebo-controlled trials, or other trials involving comparator antibiotics, to demonstrate the superiority of faropenem medoxomil to placebo before considering the approval of faropenem medoxomil for one or more of the indications that are the subject of our pending NDA. Conducting placebo-controlled trials for antibiotics can be time consuming and expensive and can be difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. It may be difficult to enroll patients in placebo-controlled trials even if institutional review board approval is obtained because certain patients would receive no therapy. Although we are currently conducting a placebo-controlled trial for acute exacerbation of chronic bronchitis, we have not completed any placebo-controlled trials for faropenem medoxomil for any indications. We may not be able to show a statistically significant advantage over placebo in any trials that we are able to complete. These factors could delay for several years or ultimately prevent commercialization of faropenem medoxomil for any indications for which the FDA requires placebo-controlled trials.

The efficacy of faropenem medoxomil in subjects with uncomplicated skin and skin structure infections was evaluated in two Phase III studies. The results of one study met the protocol-specified criterion for non-inferiority of faropenem medoxomil to amoxicillin/clavulanate. A second study did not demonstrate non-inferiority of faropenem medoxomil to cephalexin. The FDA has informed us that evidence based on only a single trial will not provide adequate evidence for efficacy for this indication. Therefore, unless the FDA accepts our pooled clinical data compiled in two studies, we will likely need to complete additional trials in order to obtain approval for this indication. Even if we complete these additional trials, we may not be able to obtain adequate evidence of efficacy to support approval in uncomplicated skin and skin structure infections.

We may experience significant delays in the launch of faropenem medoxomil for commercialization, which in turn could delay or prevent us from generating significant revenues from the sale of faropenem medoxomil products.

We could experience potentially significant delays in the commercial launch of faropenem medoxomil due to many factors, such as:

•	If any FDA approval of faropenem medoxomil does not include approvals for at least two commercially viable respiratory indications, which must include both (i) acute sinusitis and (ii) either community-acquired pneumonia or acute exacerbation of chronic bronchitis, our partner, Forest Laboratories Holdings Limited, or Forest Laboratories, has the contractual right to delay launch of faropenem medoxomil following such initial FDA approval.

•	If any FDA approval of faropenem medoxomil does not include approval of faropenem medoxomil having at least an 18 month shelf-life, then Forest Laboratories has the contractual right to delay launch of faropenem medoxomil following such initial FDA approval until sufficient supplies of faropenem medoxomil having at least an 18 month shelf-life are available. The FDA will make a decision regarding shelf-life based on ongoing real time and accelerated stability studies combined with data from prior stability studies conducted by Bayer and we cannot assure you that, at the time of initial FDA approval, the FDA will consider this data sufficient for an 18 month shelf-life labeling.

•	If the FDA’s inspections of the manufacturing facilities for faropenem medoxomil drug substance or faropenem medoxomil tablets or the proposed packaging operations for faropenem medoxomil products reveal problems with the manufacturer or the manufacturer’s facilities, then the FDA may refuse to approve our pending NDA or issue a not approvable letter or may require additional manufacturing validation studies or impose restrictions on operations, including new manufacturing requirements, any of which would be costly and time consuming and require further FDA review and approval.

•	The supply chain for faropenem medoxomil for the U.S. market is a complex process with highly interactive components consisting of the manufacture of faropenem medoxomil drug substance, the manufacture of faropenem medoxomil tablets, the packaging and labeling of faropenem medoxomil, and the distribution in the U.S. We rely on third parties for each of these activities, including management of the supply chain. Any failure in the complex execution that would influence the ability to establish or manage these manufacturing, packaging and distribution relationships in an effective or timely manner could prevent us from achieving or maintaining market acceptance of faropenem medoxomil.

Any one or a combination of these events could significantly delay or prevent our ability to commercialize faropenem medoxomil. If we are not successful in commercializing faropenem medoxomil, or are significantly delayed in doing so, our business will be materially harmed.

The success of faropenem medoxomil depends heavily on our collaboration with Forest Laboratories, which was established only in February 2006 and involves a complex sharing of decisions, responsibilities, costs and benefits. Any loss of Forest Laboratories as a partner, or any adverse developments in the collaboration, would materially harm our business.

In February 2006, we entered into a collaboration agreement with Forest Laboratories to develop and commercialize faropenem medoxomil. We have granted Forest Laboratories an exclusive sublicense for the development and sale of faropenem medoxomil for all indications in the U.S. We have also granted Forest

Laboratories a right of first refusal to extend the territory to include Canada. Forest Laboratories is responsible for funding a substantial portion of the continued development of faropenem medoxomil, including clinical trials and regulatory approval. If the FDA approves faropenem medoxomil, Forest Laboratories will also have primary responsibility for the marketing and sales of the approved product and will share responsibility for compliance with regulatory requirements.

Although Forest Laboratories has an established sales force targeting primary care physicians, they do not have significant experience marketing antibiotics. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of faropenem medoxomil. Although we share decision-making authority with respect to the marketing of faropenem medoxomil through a joint marketing committee, Forest Laboratories generally has the right to make final decisions on this committee if the parties are unable to reach consensus.

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•	We and Forest Laboratories could disagree as to development plans, including clinical trials or regulatory approval strategy, or as to which additional indications for faropenem medoxomil should be pursued. Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of faropenem medoxomil would harm our business and could result in significant litigation or arbitration.

•	Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of faropenem medoxomil. After the time periods stated in the collaboration agreement, Forest Laboratories could shift its research, development and commercialization resources to other product opportunities including those that might be competitive with faropenem medoxomil.

•	Forest Laboratories has the contractual right to delay launch of faropenem medoxomil following the initial FDA approval if that approval does not include both (i) acute sinusitis and (ii) either community-acquired pneumonia or acute exacerbation of chronic bronchitis.

•	Forest Laboratories has the contractual right to delay launch of faropenem medoxomil following the initial FDA approval until sufficient supplies of faropenem medoxomil having at least an 18 month shelf-life are available, which we have not achieved to date.

Forest Laboratories could also fail to effectively manage its manufacturing relationship with its supplier of faropenem medoxomil tablets, Tropon GmbH, or Tropon, or with our supplier of faropenem medoxomil drug substance, Nippon Soda. Forest Laboratories is contractually bound to purchase all of its tablet requirements from Tropon, subject to certain exceptions. Tropon and Nippon Soda will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies for compliance with good manufacturing practices regulations, or cGMPs, and similar foreign standards. Neither we nor Forest Laboratories has control over compliance by Tropon and Nippon Soda with these regulations and standards.

Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach of the collaboration agreement or our bankruptcy. Forest Laboratories may also terminate our agreement upon 90 days’ notice in the event that Forest Laboratories reasonably determines the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA for faropenem medoxomil or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement.

We do not currently have the resources necessary to develop and market faropenem medoxomil on our own. If either we or Forest Laboratories do not perform our respective obligations under, or devote sufficient resources to, our collaboration, or if we and Forest Laboratories do not work effectively together, faropenem medoxomil may not be successfully commercialized. If our collaboration were to be terminated, we would need to establish an alternative collaboration and may not be able to do so on acceptable terms or at all.

We are at an early stage of development as a company, with limited sources of revenue, and we may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. Our ability to generate revenue depends heavily on:

•	obtaining U.S. and foreign regulatory approvals for our lead product candidate, faropenem medoxomil;

•	successfully developing and securing regulatory approval for our other product candidate, REP8839; and

•	successfully commercializing any product candidates for which we receive FDA approval.

Our existing product candidates will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before they can provide us with any revenue. If we do not receive regulatory approval for and successfully commercialize faropenem medoxomil, we will be unable to generate any revenue from product sales for many years, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 2000. At June 30, 2006, we had an accumulated deficit of approximately $101.6 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Forest Laboratories under our collaboration agreement. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these products among physicians, patients, health care payors and the medical community.

None of our product candidates has been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we would not generate revenue or become profitable. Market acceptance of our lead product candidate, faropenem medoxomil, and any future product candidates by physicians, healthcare payors and patients will depend on a number of factors, including:

•	the clinical indications for which the product candidate is approved;

•	acceptance by physicians and patients of each product candidate as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including numerous generic antibiotics;

•	the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;

•	the extent to which bacteria develop resistance to the product candidate, thereby limiting its efficacy in treating or managing infections;

•	whether the product candidate is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of adequate reimbursement by third parties;

•	relative convenience and ease of administration; and

•	prevalence and severity of side effects.

If our product candidates are unable to compete effectively with generic and branded antibiotics, our commercial opportunity will be reduced or eliminated.

If approved, our lead product candidate, faropenem medoxomil, will compete against both generic and branded community antibiotic therapies. The market for such products is very competitive and includes generic products, such as amoxicillin/clavulanate, and established branded products, such as Omnicef, Zithromax, Ketek and Levaquin, which are marketed by major pharmaceutical companies, all of which have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Over the next several years, our products will face more competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity. For example, faropenem medoxomil will begin to face competition from generic Omnicef in 2008. Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are preferred by managed care providers of health services. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful revenue. Our commercial opportunity will also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

Daiichi Asubio owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, faropenem medoxomil and other faropenem prodrugs. We have licensed from Daiichi Asubio the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Daiichi Asubio patents. Beginning in 2008, when the Daiichi Asubio patents expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of the faropenem medoxomil NDA, competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil.

We have limited manufacturing capabilities and will depend on third parties to manufacture faropenem medoxomil and future products. If these manufacturers fail to meet our or Forest Laboratories’ requirements and strict regulatory standards, we may be unable to develop or commercialize our products.

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. We engaged a third party manufacturer, Nippon Soda, as our sole supplier of faropenem medoxomil drug substance. We are contractually bound to purchase all of our requirements from this party and we expect Nippon Soda will be our and Forest Laboratories’ sole supplier of faropenem medoxomil drug substance for the foreseeable future. Nippon Soda may terminate our supply agreement for a number of reasons, such as:

•	an uncured material breach of the supply agreement by us;

•	our liquidation or insolvency; or

•	in some circumstances, following a change of control.

Nippon Soda has only a single facility located in Nihongi, Japan that can readily manufacture commercial quantities of faropenem medoxomil. If that facility were to be damaged or destroyed, we would have no readily available source of supply. Nippon Soda has not yet manufactured faropenem medoxomil at commercial scale on a consistent basis, nor has Nippon Soda completed the manufacturing process validations that are part of the regulatory requirements prior to obtaining marketing approval for faropenem medoxomil.

Reliance on a third party manufacturer entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possibility of termination or non-renewal of the agreement by the third party because of our breach of the manufacturing agreement or based on its own business priorities.

Any of these factors could cause delay or suspension of clinical trials, regulatory submissions, required approvals or commercialization of faropenem medoxomil, cause us to incur higher costs and could prevent us from commercializing our product candidates successfully. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for faropenem medoxomil and we would lose potential revenue. It may take several years to establish an alternative source of supply for faropenem medoxomil and to have any such new source approved by the FDA.

Forest Laboratories has agreed to assume responsibility for supply chain management for faropenem medoxomil and we anticipate that Forest Laboratories will enter into a direct relationship with Nippon Soda as its sole supplier of faropenem medoxomil drug substance under similar terms as those currently in place between us and Nippon Soda.

If the FDA does not approve Nippon Soda’s facility, we may be unable to develop or commercialize faropenem medoxomil.

We rely on Nippon Soda to manufacture faropenem medoxomil drug substance and currently have no plans to develop our own manufacturing facility. The facilities used by our contract manufacturer to manufacture our product candidates must be approved by the FDA. Nippon Soda’s facility has undergone its initial inspection by the FDA as part of the faropenem medoxomil NDA review. The full results of this review are unknown at this time although no 483 observations were noted by the FDA site inspector. If Nippon Soda cannot successfully manufacture material that conforms to our specifications and strict regulatory requirements, Nippon Soda will not be able to secure FDA approval for its manufacturing facility. If the FDA does not approve this facility for the manufacture of faropenem medoxomil, we and Forest Laboratories may need to find alternative manufacturing facilities, which would result in significant delay of up to several years in obtaining approval for and manufacturing faropenem medoxomil. In addition, our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over Nippon Soda’s compliance with these regulations and standards. Failure by Nippon Soda to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspension or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over Nippon Soda’s ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

The success of our current business strategy will depend in part on our ability to obtain FDA approval of faropenem medoxomil for pediatric use and, if FDA approval is obtained, to successfully market an oral liquid formulation for the pediatric market.

The development of faropenem medoxomil for pediatric use is an important part of our current business strategy. We are developing faropenem medoxomil for pediatric use in conjunction with our strategic partner, Forest

Laboratories. We have developed a prototype oral liquid formulation, have initiated a Phase II trial in acute otitis media (middle ear infection) and are considering conducting studies in tonsillitis/pharyngitis. Our ability to successfully develop and market this product candidate for pediatric use is subject to various risks, including the following:

•	Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It might take us and our partner several years to complete the testing process, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. These risks are potentially more pronounced in clinical tests involving children.

•	We have not completed any clinical trials in children to date. A clinical trial conducted by Bayer for tonsillitis/pharyngitis in adults did not meet its primary end point.

•	Any regulatory approval we ultimately obtain may be limited or subject to post-approval commitments that render the product not commercially viable.

•	Any NDA or other marketing authorization applications that we may file might be denied by the FDA and analogous foreign regulators.

•	This product candidate, even if found to be safe and effective, might be difficult to develop into a commercially viable drug or to manufacture on a large scale or might be uneconomical to market commercially.

•	Third parties might market superior drugs or be more effective in marketing equivalent drugs.

•	Even if this product candidate is successfully developed and effectively marketed, the size of the potential market might change such that our sales revenue is less than initially contemplated.

•	Because of our relationship with our partner, Forest Laboratories, we are dependent on Forest Laboratories to commercialize faropenem medoxomil.

Any failure to obtain regulatory approval of faropenem medoxomil for pediatric use or to effectively market an approved product would have a material and adverse impact on our ability to successfully execute our current business strategy and would significantly reduce the revenues that we might generate from faropenem medoxomil.

Any of our product candidates that are in clinical trials or that we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any of our product candidates currently in clinical trials or that we advance into clinical trials are subject to extensive regulation by the FDA in the U.S. and by comparable governmental authorities in foreign markets. Currently, we are developing faropenem medoxomil for pediatric use and for additional indications for adults and we have committed to Phase I clinical testing of REP8839/mupirocin combination. In the U.S. and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any product candidate.

Our product candidates may fail to receive regulatory approval for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;

•	the FDA or other regulatory authorities may disagree with the design of our clinical trials;

•	we may be unable to demonstrate that a product candidate’s benefits outweigh its risks;

•	we may be unable to demonstrate that the product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•	the FDA or comparable foreign regulatory authorities may disagree with out interpretation of data from pre-clinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or to obtain regulatory approval in the U.S. or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change.

The FDA or comparable foreign regulatory authorities might decide that our data are insufficient for approval and require additional clinical trials or other studies. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which we may market the product. It is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them.

Also, recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals and more stringent product labeling requirements. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

If product liability lawsuits are successfully brought against us or our partner Forest Laboratories, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. We have agreed to indemnify Nippon Soda from product liability claims under our commercial arrangement with them. We have also agreed to indemnify Forest Laboratories from claims arising from our development, manufacture, use, handling, storage, promotion, marketing or sale of any product, except as related to certain faropenem medoxomil products in the U.S. with respect to which Forest Laboratories has agreed to bear a substantial portion of any product liability claims. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	significant litigation costs;

•	substantial monetary awards to or costly settlement with patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize our product candidates.

We are highly dependent upon consumer perceptions of us, the faropenem medoxomil brand and the safety and quality of our products. We could be adversely affected if we or the faropenem medoxomil brand is subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We have global clinical trial liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We currently have no sales organization. If we are unable to establish a direct sales force in the U.S. to promote our product candidates, the commercial opportunity for our product candidates may be diminished.

We currently have no sales organization. If our lead product candidate, faropenem medoxomil, is approved by the FDA for adult use, Forest Laboratories will market that product candidate directly to primary care physicians in the U.S. but will rely on us to market to physician specialists, such as otolaryngologists. If faropenem medoxomil is approved by the FDA for pediatric use and if we exercise our option, we would be responsible for marketing faropenem medoxomil to pediatricians in the U.S. Although Forest Laboratories will provide some funding, we will incur significant additional expenses and commit significant additional management resources to establish a pediatric sales force. We may not be able to establish a specialty sales force in a cost effective manner or realize a positive return on this investment. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. If we elect to rely on third parties, such as Forest Laboratories, to sell our product candidates in the U.S., we may receive less revenue than if we sold our product candidates directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates, including with respect to any clinical trials that may be conducted by Forest Laboratories. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval at each site, in recruiting patients to participate in a trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, and whether the clinical trial design involves comparison to placebo. Our antibiotics treat bacterial infections which tend to be seasonal in nature. As a result, during certain times of the year, it is difficult to find patients to enroll in our trials. Prescribing physicians would also face ethical issues associated with enrolling patients in clinical trials of our product candidates over existing antibiotics that have established safety and efficacy profiles or in placebo-controlled trials. These ethical issues may be even more pronounced in conducting clinical trials of antibiotics in children. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and delay our ability to generate revenue.

We may be required to suspend or discontinue clinical trials due to side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.

Many antibiotics can produce significant side effects. Side effects associated with many current antibiotics include kidney and liver toxicities, heart rhythm abnormalities, photosensitivity, rash, excessive flushing of the skin and central nervous system toxicities, such as seizures. In clinical trials, side effects of faropenem medoxomil have included gastrointestinal disorders (such as diarrhea, nausea and vomiting), nervous system disorders (such as dizziness and headaches), as well as infections and infestations (such as pneumonia and vaginal mycosis). Later clinical trials in a larger patient population could reveal other side effects. These or other side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates for any or all targeted indications. Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of faropenem medoxomil and other product candidates, or continue our research and development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	complete the clinical development of faropenem medoxomil and REP8839;

•	license or acquire additional product candidates;

•	launch and commercialize any product candidates for which we receive regulatory approval, including building our own sales force to address certain markets; and

•	continue our research and development programs.

Net proceeds from our initial public offering settled on July 3, 2006 were approximately $40.1 million. We believe that the net proceeds from this offering, together with our existing capital resources, will be sufficient to fund our operations for at least the next 18 months. We may be required to raise additional capital to complete the development and commercialization of our current product candidates.

To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities and payments by Forest Laboratories under our collaboration agreement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Our ability to pursue the development and commercialization of our product candidates depends upon the continuation of our licenses from third parties.

Our license agreement with Daiichi Asubio provides us with an exclusive license to develop and sell any products with the compound faropenem medoxomil as an active ingredient for any indication in the U.S. and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Daiichi Asubio may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice. If our license agreement with Daiichi Asubio were terminated, we would lose our rights to develop and commercialize faropenem medoxomil.

If we fail to gain and maintain approval for our product candidates in international markets, our market opportunities will be limited.

Sales of our product candidates outside of the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing or marketing of the product candidate in those countries. Approval in the U.S., or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional trials and additional expenses. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries. Clinical trials conducted in one country may not be accepted by other countries and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. None of our products is approved for sale in international markets and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue will be diminished.

We may not be able to enter into acceptable agreements to market and commercialize our product candidates in international markets.

If appropriate regulatory approvals are obtained, we intend to commercialize our product candidates in international markets through collaboration arrangements with third parties. Our collaboration with Forest Laboratories does not cover any markets outside of the U.S. and Canada. If we decide to sell our product candidates in international markets, we may not be able to enter into any arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Kenneth Collins, our President and Chief Executive Officer, Roger Echols, M.D., our Chief Medical Officer, Peter Letendre, Pharm. D., our Chief Commercial Officer, and Nebojsa Janjic, Ph.D., our Chief Scientific Officer. The loss of services of any of Mr. Collins, Dr. Echols, Dr. Letendre or Dr. Janjic or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. In addition, we only recently formed our clinical and regulatory group, which is based in Connecticut, the services of which we highly depend upon in order to conduct our clinical programs and obtain regulatory approvals.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight.

If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we and Forest Laboratories will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we or Forest Laboratories become aware of previously unknown problems with any of our product candidates here or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our contract manufacturers’ facilities, or withdraw the product from the market. In addition, Forest Laboratories may experience a significant drop in the sales of the affected products and our product royalty will be reduced, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we or Forest Laboratories fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products and our royalties or could substantially increase the costs and expenses of commercializing and marketing these products.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, marketing, sales, and reimbursement of our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. If we or Forest Laboratories fail to comply with any of these regulations, we or they could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our product candidates or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation, and exclusion of our products from the Medicare/Medicaid payment system. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, significant fines, enforcement or other civil or criminal actions by the Securities and Exchange Commission or delisting by the Nasdaq National Market or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting or other consequence of failing to comply with applicable regulations, this may cause our stock price to decline.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have agreements with third-party contract research organizations to provide monitors for and to manage data for our on-going clinical programs. We and our contract research organizations are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Our contract research organizations have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our contract research organizations have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors, or if we are liquidated. If any of our relationships with these third-party contract research organizations terminate, we may not be able to enter into arrangements with alternative contract research organizations. If contract research organizations do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Reimbursement may not be available for our product candidates, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 added an outpatient prescription drug benefit to Medicare, which became effective on January 1, 2006. Drug benefits under this provision are administered through private plans that negotiate price concessions from pharmaceutical manufacturers. We cannot be certain that faropenem medoxomil will successfully be placed on the list of drugs covered by particular health plans, plan formularies, nor can we predict the negotiated price for faropenem medoxomil, which will be determined by market factors. With respect to Medicaid, the Deficit Reduction Act of 2005 made several changes to the way pharmacies are reimbursed under Medicaid, most of which go into effect on January 1, 2007. These changes could lead to reduced drug prices. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If faropenem medoxomil is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients.

As a result of legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs. The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as faropenem medoxomil, if it were approved for commercial introduction, can also be expected to substantially reduce the likelihood of reimbursement for faropenem medoxomil. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 75 employees as of June 30, 2006. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, sales, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, administrative, manufacturing and sales and marketing personnel;

•	maintain sufficient administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

If we fail to identify, acquire and develop other products or product candidates, we may be unable to grow our business.

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to faropenem medoxomil. To date, we have in-licensed rights to each of our product candidates. As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program or by licensing or acquiring additional products from third parties. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and products on terms that are acceptable to us.

Any product candidate we identify, license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we are unable to develop suitable potential product candidates through internal research programs or by obtaining rights to novel therapeutics from third parties, our business will suffer.

If we do not find collaborators for our future product candidates, we may have to reduce or delay our rate of product development and commercialization and/or increase our expenditures.

Our strategy to develop and commercialize our products includes entering into various relationships with pharmaceutical or biotechnology companies to advance our programs. We may not be able to negotiate any collaborations on acceptable terms. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense.

If we are able to identify and reach agreement with collaborators for our product candidates, those relationships will also be subject to a number of risks, including:

•	collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect not to renew research and development programs;

•	collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require the development of a new formulation of a product candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more of our products may not commit sufficient resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant litigation or arbitration.

Seasonal fluctuations in demand for our current product candidates may cause our operating results to vary significantly from quarter to quarter.

We expect physician and patient demand for our antibiotic products to be higher between October and February due to greater amounts of respiratory illness in North America during that time period. As a result, our shipments, and therefore revenues, are expected to be higher in the fourth calendar quarter and first calendar quarter reflecting higher demand through that season. We generally expect our revenues during the third calendar quarter to be lower than the other quarters. In addition, fluctuations in the peak and trough of respiratory illness incidence may cause our operating results to vary from year to year. Due to these seasonal fluctuations in demand, our operating results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.

Risks Related to our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importation by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

As of June 30, 2006, we have exclusively licensed from Daiichi Asubio two issued U.S. patents, one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a prodrug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Daiichi Asubio and Forest Laboratories. Although Daiichi Asubio and Forest Laboratories have agreed to cooperate with us in such efforts, if requested, we cannot be assured that Daiichi Asubio and Forest Laboratories would devote sufficient efforts to cooperate with us in these circumstances.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, our patents or in third-party patents.

Daiichi Asubio owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, faropenem medoxomil and other faropenem prodrugs. We have licensed from Daiichi Asubio the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Daiichi Asubio patents. Beginning in 2008, when the Daiichi Asubio patents expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of the faropenem medoxomil NDA, generic and branded competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil. To the extent that any competitor relies on any of the findings of safety or efficacy with respect to faropenem medoxomil, the competitor will have to certify that its compound either does not infringe our patents or that our patents are invalid.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our licensed patents, or for which we are not licensed under our license agreements;

•	we or our licensors might not have been the first to make the inventions covered by our pending patent application or the pending patent applications and issued patents of our licensors;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	our issued patents and the issued patents of our licensors may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. We have indemnified our commercial partners against patent infringement claims. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, because patent applications in the U.S. and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be highly volatile.

Prior to June 28, 2006, there was no public market for our common stock. We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	the success of our development efforts and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our commercialization partners, or our competitors and the timing of these introductions or announcements;

•	actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors;

•	changes in the market valuations of similar companies;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	developments relating to proprietary rights held by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently own approximately 66.38% of our voting stock, including shares subject to outstanding options and warrants, and we expect this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our common stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ National Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Substantial sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our stockholders that owned shares prior to our initial public offering that was completed on June 28, 2006 are subject to lock-up agreements with the underwriters of the offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the effective date of the offering. Certain holders of shares of our common stock and warrants to purchase shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be required in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders.

Pursuant to our 2006 Equity Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants, and our employees are eligible to participate in our 2006 Employee Stock Purchase Plan. The number of shares available for future grant under our 2006 Equity Incentive Plan can, subject to approval of our board of directors, increase each April 1 by the lesser of five percent of the number of total outstanding shares of our common stock on December 31 of the preceding year or 1,325,448 shares, subject to the ability of our board of directors to reduce such increase. Additionally, the number of shares reserved for issuance under our 2006 Employee Stock Purchase Plan can, subject to approval of our board of directors, increase each April 1 by the lesser of one percent of the number of total outstanding shares of our common stock on December 31 of the prior year or 101,957 shares, subject to the ability of our board of directors to reduce such increase. In addition, we also have warrants outstanding to purchase shares of our common stock. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants.

All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for any shares purchased by our affiliates as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, with our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We are in the process of performing an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities.

On various dates between January 1, 2006 and June 30, 2006, the Company issued an aggregate of 211,296 shares of common stock upon the exercise of outstanding stock options. The weighted average exercise price of such options was $0.83 for aggregate purchase price of $0.2 million. The exercise of the options was deemed to be exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Rule 701 in that they were offered and sold pursuant to a written compensatory benefit plan, as provided in Rule 701.

In February 2006, an outstanding warrant to purchase 80,001 shares of Series C preferred stock was exercised at an exercise price of $1.25 per share. The issuance of the preferred stock underlying the warrant was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) the purchaser of the shares of preferred stock represented that it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) the purchaser of the shares of preferred stock represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of preferred stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Use of Proceeds from the Sale of Registered Securities.

On July 3, 2006, we closed the sale of 4,500,000 shares of our common stock in our initial public offering (the “Offering”), and on August 2, 2006, we closed the sale of an additional 506,000 shares of our common stock pursuant to the exercise by the underwriters of an over-allotment option. The Registration Statement on Form S-1 (Reg. No. 333-133021) (the “Registration Statement”) we filed to register our common stock in the Offering was declared effective by the Securities and Exchange Commission on June 28, 2006. The Offering commenced as of June 28, 2006 and did not terminate before any securities were sold. The number of securities registered in the Offering was 5,750,000 shares of common stock and the maximum aggregate offering price of the Offering amount registered was $92,000,000. The Offering was completed and a total of 5,006,000 shares were sold at an initial price per share of $10.00 for an aggregate offering price of $50,060,000.

The managing underwriters for the initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, Cowen and Company, LLC and Pacific Growth Equities, LLC. We incurred expenses in connection with the Offering of $5.2 million, which consisted of: (i) $3.5 million in underwriters’ discounts, fees and commissions; and (ii) $1.7 million in offering related expenses.

After deducting expenses of the Offering, we received net offering proceeds of approximately $44.9 million. All net proceeds from the Offering are invested in various interest-bearing instruments and accounts or marketable securities. We intend to use these proceeds for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 19, 2006, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters in connection with our initial public offering: (i) a reverse stock split of the capital stock of the company (including all outstanding warrants and options exercisable for share of capital stock of the Company) with an exchange rate of one for 4.904 (ii) adoption of a Restated Certificate of Incorporation to be effective upon the closing of the public offering, (iii) adoption of amended and restated Bylaws to be effective upon the closing of the public offering, (iv) adoption of Replidyne, Inc.’s 2006 Equity Incentive Plan, (v) adoption of Replidyne , Inc.’s 2006 Employee Stock Purchase Plan, and (vi) approval of the form of indemnity agreement entered into between us and each of our directors and executive officers. The results of the voting (on an as-if-converted basis and without giving effect to the one-for-4.904 reverse split of our common stock and preferred stock effected on June 26, 2006) from the stockholders who returned written consents to us is as follows:

For: 83,517,048
Against: None

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following documents are being filed as part of this report:

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: August 7, 2006

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a)

32.1	Section 1350 Certification.