Form 10-K
period 2006-12-31
REPLIDYNE INC
filed 2007-03-27
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52082

REPLIDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1568247
(State of Incorporation)	(I.R.S. Employer I.D. No.)

1450 Infinite Drive Louisville, Colorado (Address of Principal Executive Offices)	80027 (Zip Code)

303-996-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, One-tenth of One Cent ($0.001) Par Value Per Share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 15, 2007, there were 26,991,439 shares of the registrant’s common stock outstanding and the approximate aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2006 of $10.38 per share) was $145 million. Shares of the registrant’s common stock held by each current executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or Schedule 13G filed with the Commission and is as of December 31, 2006. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting are incorporated herein by reference into Part III of this report, which such proxy statement will be filed with the Commission within 120 days after registrant’s fiscal year ended December 31, 2006. Other references incorporated are listed in the exhibit list in Part IV of this report.

PART I

ITEM 1.	BUSINESS

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the timing and implications of obtaining regulatory approval of any of our product candidates; the progress of our research programs, including clinical testing; our ability to identify new product candidates; the potential of any product candidates to lead to the development of commercial products; our anticipated timing for initiation or completion of our clinical trials for any of our product candidates and expectations regarding future results of such trials; other statements regarding our future product development activities and plans to develop or acquire and commercialize product candidates, regulatory strategies and clinical strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; our future expenditures for research and development and the conduct of clinical trials; the ability of our third-party manufacturing parties to support our requirements for drug supply; the extent to which our intellectual property rights may protect our technology and product candidates; the size and growth of the potential markets for our product candidates and our plans to develop our sales and marketing capabilities to serve those markets; the rate and degree of market acceptance of any future products; the success of competing drugs that are or become available; our plans and ability to enter into collaboration arrangements; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A and Part II, Item 7 of this report and in our other filings with the Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products. Our lead product candidate, faropenem medoxomil, is a novel oral, community antibiotic. Faropenem medoxomil is a member of the penem family within the beta-lactam class of antibiotics. Beta-lactams are generally characterized by their favorable safety and tolerability profiles, as well as their broad spectrum of activity, and as a result are often used as first-line therapy in many respiratory and skin infections in adult and pediatric patients. If approved by the U.S. Food and Drug Administration, or FDA, faropenem medoxomil would be the first orally available penem in the U.S. Our second product candidate, REP8839, is a topical anti-infective product in Phase I clinical development for the treatment of skin and wound infections including methicillin resistant Staphylococcus aureus, or MRSA. We are also pursuing the development of other novel anti-infective products using compounds we have selected from a library of proprietary compounds, as well as compounds identified in assays we have developed to identify compounds that inhibit bacterial DNA replication.

According to IMS Health, the annual worldwide market for antibiotics was $28.0 billion in 2006, which includes $7.7 billion of U.S. sales for oral antibiotics, consisting of $6.2 billion in the adult market and

$1.5 billion in the pediatric market. IMS Health estimates that, in 2006, beta-lactams had a 49% market share of the adult oral antibiotic market representing over 90 million prescriptions and a 75% market share of the pediatric oral antibiotic market representing over 40 million prescriptions. We believe that faropenem medoxomil’s safety profile and activity against many common bacterial infections suggest the potential for faropenem medoxomil to become a leading branded oral beta-lactam antibiotic.

We submitted a new drug application, or NDA, in December 2005 for faropenem medoxomil based on 11 Phase III studies for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. This submission included safety data for over 5,000 patients who have been treated with faropenem medoxomil. In October 2006, the FDA issued a non-approvable letter with respect to this NDA citing the need for further clinical trials for all indications, including clinical trials using a superiority design versus placebo or an active comparator drug for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. Since then, we have engaged in ongoing discussions with the FDA directed at determining the specific clinical trial designs required to obtain approval for the community respiratory tract infection indications of acute bacterial sinusitis, acute exacerbation of chronic bronchitis and community acquired pneumonia. Although a future partner may pursue the indication for uncomplicated skin and skin structure infections, the focus of our current activities is to clarify the approval process for faropenem medoxomil in the treatment of community respiratory tract infections. Based on the FDA’s recommendations in the non-approvable letter, as well as our ongoing discussions, we anticipate that comparator studies demonstrating that faropenem medoxomil is not inferior to currently approved products for the treatment of community acquired pneumonia will be required for approval in this indication. If we seek approval for faropenem medoxomil to treat acute bacterial sinusitis and acute exacerbation of chronic bronchitis in addition to community acquired pneumonia, the faropenem medoxomil adult program may be anchored on at least two clinical trials for the treatment of community acquired pneumonia with single clinical trials using a superiority clinical trial design in acute bacterial sinusitis and acute exacerbation of chronic bronchitis. We anticipate that we will conduct superiority studies comparing treatment with faropenem medoxomil to placebo for acute bacterial sinusitis and continue our ongoing Phase III clinical trial for treatment of acute exacerbation of chronic bronchitis comparing treatment with faropenem medoxomil to placebo, which design is intended to meet the FDA’s new requirements. We further understand that clinical trials for community respiratory indications will include a requirement for minimum levels of microbiologic confirmation of physician assessed clinical outcomes. Future clinical trials of faropenem medoxomil will be conducted using the 600 mg, twice per day, dose. The clinical trials included in the NDA submitted in December 2005 were conducted using a 300 mg, twice per day, dose. We believe that this higher dose may offer the potential for even greater efficacy than the lower dose.

We have licensed all rights to faropenem medoxomil from Daiichi Asubio Pharma Co. Ltd., or Daiichi Asubio, in the U.S. and Canada. In addition, we have the sole negotiation right to license such rights for the rest of the world, except Japan. In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories Holdings Ltd., or Forest Laboratories to co-develop and co-market faropenem medoxomil in the U.S. Under this agreement, we received upfront and milestone payments totaling $60 million in 2006. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate. As a result, we will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and all amounts previously received by us under the agreement are non-refundable. As a result of the termination of the agreement with Forest Laboratories, the previously suspended provisions of our third party manufacturing agreements with Nippon Soda Company Ltd., or Nippon Soda, and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, for the manufacture of faropenem medoxomil revert to us.

We are also developing an oral liquid formulation of faropenem medoxomil for the pediatric market. We have completed a Phase II clinical trial using a prototype oral liquid formulation among pediatric patients with acute otitis media. Initial analyses of the study results showed that it met its primary objective providing evidence that faropenem medoxomil was effective in eradicating pathogens from the middle ear and to permit dose selection for Phase III clinical trials in acute ottitis media. We intend to conduct Phase III clinical trials initially seeking approval for this indication, which we believe represents the largest commercial opportunity for a beta-lactam antibiotic in the community pediatric setting. Pediatric antibiotics compete primarily on the bases of safety and tolerability, efficacy and taste. We believe faropenem medoxomil’s safety profile and broad spectrum of activity against bacteria that cause common infections in children make it a promising product candidate for pediatric use. In addition, we believe that there will be fewer competitive branded and promoted pediatric oral antibiotics in the market over the next several years, enhancing the potential commercial opportunity for faropenem medoxomil pediatric. If an oral liquid formulation of faropenem medoxomil is approved by the FDA, we intend to establish a sales force to promote faropenem medoxomil to pediatricians.

Our second product candidate, REP8839, has exhibited promising activity in pre-clinical studies against Staphylococus aureus, or S. aureus, including MRSA and mupirocin resistant strains of S. aureus. We are developing REP8839 for topical treatment of skin and wound infections. Our initial target indication will be impetigo, one of the most common skin infections among children. We submitted an investigational new drug, or IND, application for the clinical development of a REP8839/mupirocin combination product in May 2006 and commenced Phase I clinical testing in August 2006. Mupirocin is a widely used topical antibiotic. We plan initially to pursue further development of REP8839 as a stand alone compound due to its activity against key pathogens and the more straightforward regulatory approval process for the development of single drug products as compared to combination drug products.

We are also pursuing the development of other novel anti-infective products based on our own research efforts. From our proprietary library, we have selected several potential compounds for development to treat infections caused by Clostridium difficile, or C. difficile, in hospital settings. We are currently in pre-clinical testing for these compounds. We retain worldwide rights to all of these programs. We have also developed assays that identify compounds that inhibit bacterial DNA replication. The compounds may be useful to treat bacterial infections. We believe that bacterial DNA replication is an attractive target system for new antibacterial drugs because it is an essential cellular process and stalled DNA replication can trigger cell death. Our assays are amenable to efficient screening of large libraries of small molecules and are designed to mimic the bacterial DNA replication systems of numerous bacteria, with the goal of identifying novel inhibitors of bacterial DNA replication. We have identified compounds that are able to inhibit bacterial DNA replication in these assays. We believe that the novel mechanism of action of our technology may reduce the risk that bacteria will develop resistance to drugs based on this technology. We are currently optimizing the initial inhibitors identified in the assays.

Strategy

Our goal is to discover, in-license, develop and commercialize novel anti-infective compounds that address unmet medical needs resulting from growing resistance to existing drug products. Key elements of our strategy are:

•	Maximize commercial potential for faropenem medoxomil as a leading community antibiotic. If approved, we believe that faropenem medoxomil may be a leading community antibiotic and a preferred branded oral beta-lactam in adult and pediatric markets due to its safety profile and spectrum of activity. We plan to seek a partner for the commercialization and development of faropenem medoxomil in the U.S. for primary care physicians. We currently plan to limit our faropenem medoxomil adult clinical trial activities to completion of the ongoing Phase III placebo-controlled clinical trial for treatment of acute exacerbation of chronic bronchitis until we have a partner for the faropenem medoxomil program. We will also seek to commercialize faropenem medoxomil outside the U.S. through other strategic collaborations.

•	Develop pediatric specialty sales and marketing capabilities. We believe faropenem medoxomil’s safety profile and broad spectrum of activity against bacteria that cause common infections in children make it a promising product candidate for pediatric use. If faropenem medoxomil is approved for pediatric use, we intend to establish a sales force to market faropenem medoxomil to pediatricians, and to market other products for pediatric patients that we may develop, acquire or in-license.

•	Acquire or in-license additional products or product candidates. We plan to leverage our development, regulatory and commercial resources by acquiring or in-licensing additional products or product candidates. These may include other pediatric products or other anti-infective products.

•	Develop REP8839 to treat skin and skin structure infections, including those caused by S. aureus infections. We are developing REP8839 for topical use in treatment of skin and wound infections, including MRSA infections. We have completed a Phase I clinical trials program for REP8839 and plan to pursue its clinical development, initially targeting the treatment of impetigo, a common skin infection among children. In future clinical trials, we may seek to develop REP8839 for the treatment of skin and wound infections including secondarily infected traumatic skin lesions, or SITL, and the prevention of S. aureus infections, in hospital settings.

•	Discover and develop novel anti-infective products. We intend to expand our pipeline of novel anti-infective product candidates by continuing to pursue discovery research programs. We have an active program to develop a treatment for C. difficile, a growing medical problem in hospital settings for which existing therapies have significant limitations, and are conducting pre-clinical testing of several small molecules to treat C. difficile. We also plan to use our DNA replication inhibitor expertise to develop anti-infective products with novel mechanisms of action based on inhibition of bacterial DNA replication, which we believe may limit development of resistance to those products.

Antibiotic Market Background and Opportunity

Bacterial infections occur when bacteria that naturally exist in the body or that are inhaled, ingested or otherwise acquired are not controlled by our immune system. The antibiotics used to treat these infections are classified as either broad spectrum or narrow spectrum. Broad spectrum antibiotics are typically oral antibiotics used to treat community-acquired infections, whereas the narrow spectrum antibiotics are typically intravenous antibiotics used to treat specific bacteria in the hospital setting with the exception of penicillin. According to IMS Health, the annual worldwide market for antibiotics was $28.0 billion in 2006, which includes U.S. sales of $7.7 billion for oral antibiotics. The U.S. oral antibiotics market is comprised of $6.2 billion in the adult market and $1.5 billion in the pediatric market.

We believe the two primary factors that drive a physician’s choice to prescribe an oral antibiotic to treat community-acquired infections are the drug’s effectiveness against a particular type of bacterial infection and the drug’s safety and tolerability profile. We believe that an antibiotic with good efficacy and an excellent safety and tolerability profile may be used in preference to a more powerful antibiotic that has the risk of serious side effects, especially in non life-threatening infections. As a patient’s condition becomes more serious, the physician may be more willing to expose that patient to a potentially increased risk of side effects and safety issues to obtain the benefit of a drug that may be more potent against the bacteria that caused that infection.

Oral antibiotics are classified as either first- or second-line therapies for each disease state by key opinion leader physicians who write the adult and pediatric antibiotic treatment guidelines, such as those published by the Sinus and Allergy Health Partnership and American Academy of Pediatrics. First-line therapy includes both branded and generic antibiotics and constitutes a larger market than second-line therapy which currently includes primarily branded products.

According to IMS Health, over 90% of all bacterial infections that occurred in 2006 were classified as upper respiratory tract infections, lower respiratory tract infections and uncomplicated skin and skin structure infections. There are three primary classes of oral antibiotics that are prescribed to treat respiratory tract and skin infections. These include the beta-lactam, macrolide/ketolide and quinolone classes. Each class has a distinctive chemical structure that is shared by the various antibiotics included in that class.

Beta-lactam antibiotics have been the most widely prescribed antibiotics for more than 50 years. This class of antibiotics is well known for favorable efficacy, safety and tolerability. Since the introduction of penicillin in 1942, only two other sub-classes of beta-lactams have been introduced: cephalosporins (1974) and carbapenems (1985). Carbapenems are only available in intravenous form for use in the hospital setting.

Therefore, if approved, the introduction of the penem sub-class would represent the first oral community beta-lactam sub-class introduction in the past 30 years.

The penem sub-class of beta-lactam antibiotics has structural features that resemble a fusion of the penicillin and cephalosporin core structures. An advantage of penems is their ability to resist degradation by commonly encountered beta-lactamase enzymes. Bacteria commonly become resistant to beta-lactam antibiotics by producing beta-lactamase enzymes which inactivate the antibiotic. Beta-lactamase enzymes are known to destroy some of the penicillin and cephalosporin antibiotics, which can result in resistance to those sub-classes of beta-lactam antibiotics.

Beta-lactam antibiotics are effective against a range of common bacterial infections and do not exhibit many of the safety issues common with the macrolide/ketolide and quinolone classes. The beta-lactam class is recommended as first-line therapy and is the leading antibiotic class for treating acute bacterial sinusitis and uncomplicated skin and skin structure infections in adults. According to the Infectious Disease Society of America, macrolides are a preferred treatment for acute exacerbation of chronic bronchitis while quinolones are a preferred treatment for community-acquired pneumonia. In more serious conditions, the benefit of using antibiotics with greater potency may outweigh the risks of increased side effects and safety issues.

The following table shows the prescriptions and percentage use of each class of oral antibiotics in 2006 for common adult indications:

		Adult	Drug Class Share of Indication
		Oral Market	Beta-	Macrolides/		Other
Bacterial Infection Type	Indication	Prescriptions	Lactams	Ketolides	Quinolones	Antibiotic
		(in millions)

Upper Respiratory Tract Infections	Acute Bacterial Sinusitis	34.2	48%	32%	16%	4%
	Acute Otitis Media	8.2	72%	18%	6%	4%
	Tonsillitis/Pharyngitis	17.8	66%	28%	3%	3%
Lower Respiratory Tract Infections	Acute Exacerbation of Chronic
	Bronchitis	29.3	19%	51%	21%	9%
	Community-Acquired Pneumonia	6.5	12%	31%	55%	2%
Skin Infections	Uncomplicated Skin & Skin Structure Infections	31.8	64%	7%	13%	16%
Total			41%	26%	22%	11%

Source: IMS Health

The safety profile of the beta-lactam class has been particularly important in the pediatric market. The beta-lactam class is recommended by the American Academy of Pediatrics as first-line therapy for acute otitis media, tonsillitis/pharyngitis and acute bacterial sinusitis in pediatric patients. Ketolides and quinolones are not currently approved for pediatric indications.

The following table shows the prescriptions and percentage use of each class of oral antibiotics in 2006 for common pediatric indications:

		Pediatric	Drug Class Share of Indication
		Oral Market	Beta-			Other
Bacterial Infection Type	Indication	Prescriptions	Lactams	Macrolides	Quinolones	Antibiotic
		(In millions)

Upper Respiratory Tract Infections	Acute Bacterial Sinusitis	4.4	85%	14%	1%	0%
	Acute Otitis Media	20.8	89%	9%	0%	2%
	Tonsillitis/Pharyngitis	7.7	90%	9%	0%	1%
Lower Respiratory Tract Infections	Acute Exacerbation of Chronic
	Bronchitis	3.1	43%	54%	0%	3%
	Community-Acquired Pneumonia	1.5	55%	44%	1%	0%
Skin Infections	Uncomplicated Skin & Skin
	Structure Infections	2.9	81%	8%	1%	10%
Total			82%	14%	1%	3%

Source: IMS Health

We believe that in addition to efficacy and safety, prescribing decisions in the pediatric market are also significantly affected by the tolerability and taste of the antibiotic. Diarrhea is the leading tolerability issue for the currently marketed oral antibiotics in the pediatric market which can cause therapy to be discontinued early. Because the efficacy of many antibiotics depends on the patient taking the full course of therapy at the prescribed times, a patient’s discontinuation of therapy or refusal to take the drug can result in prolongation of the infection and possibly serious complications including reoccurrence or reinfection.

We believe that three key factors are creating significant opportunities for new branded antibiotics that are more effective, better tolerated and safer than existing therapies:

•	Emergence of drug-resistant bacteria. Over the past several decades, many of the most prevalent bacteria that cause adult and pediatric respiratory and skin infections have developed resistance to currently marketed antibiotics. If bacteria are resistant, the infection can become difficult or impossible to treat and may lead to serious complications, including death. The two most prevalent bacteria in respiratory infections include Streptococcus pneumoniae, or S. pneumoniae and Haemophilus influenzae, or H. influenzae. According to the 2006 PROTEKT U.S. surveillance study, designed to track antibiotic resistance, more than 29% of the Streptococcus species are resistant to at least one of the drugs most commonly used to treat these infections. The rate of H. influenzae resistance to at least one of the drugs most commonly used to treat infections caused by these bacteria has reached 30%, as reported in the 2005 Journal of Clinical Infectious Disease. The U.S. Centers for Disease Control has stated that antibiotic resistance is now among that organization’s top concerns.

•	Tolerability issues. Many current oral antibiotics have been associated with tolerability issues that cause patients extreme discomfort and compliance issues that can lead to product failures. The most widely reported adverse event among leading oral antibiotics is diarrhea. The prescribing label for two of the leading oral beta-lactam antibiotics for use in adults, Augmentin® and Omnicef®, list diarrhea incidence levels of approximately 15%.

•	Safety issues. Many of the common oral antibiotics in the quinolone and macrolide/ketolide classes are burdened with safety issues such as hepatotoxicity (drug related liver damage), heart rhythm abnormalities, photosensitivity (increased sensitivity to sunlight), hypoglycemia (low blood sugar), hyperglycemia (high blood sugar) or rash. Macrolide and ketolide class antibiotics are also associated with clinically meaningful drug interaction issues with frequently prescribed drugs such as cholesterol lowering agents. To date, four of the nine oral quinolone antibiotics used to treat respiratory tract infections have been withdrawn from the market due to safety issues. Additionally, in February 2007 the labeled indication for Ketek, a ketolide, was amended to remove approval for the treatment of acute bacterial sinusitis and acute exacerbations of chronic bronchitis based on the FDA’s determination that its safety profile, specifically related to hepatotoxicity, no longer justified approval for these indications.

Our Product Candidates

We believe that our innovative product candidates offer advantages over existing antibiotics with better overall profiles for activity, safety, tolerability and induction of bacterial resistance. We also believe that the markets these products address present us with significant commercial opportunities. Our current product candidate portfolio consists of the following:

Product Candidate
(Dosage Form)	Target Indications	Development Status

Faropenem Medoxomil
300 mg tablet	Acute bacterial sinusitis	Phase III completed — Non approvable letter issued in October 2006
Community-acquired pneumonia Acute exacerbation of chronic bronchitis Uncomplicated skin and skin structure infections

600 mg tablet	Acute exacerbation of chronic bronchitis	Phase III ongoing
	Acute bacterial sinusitis	Discussion on design of Phase III program ongoing with the FDA
	Community-acquired Pneumonia	Discussion on design of Phase III program ongoing with the FDA

Oral liquid formulation	Acute otitis media (pediatric)	Phase II completed

REP8839	Treatment of impetigo	Phase I completed
Treatment of secondarily infected traumatic skin lesions
Treatment of skin and wound infections, including S. aureus

Faropenem Medoxomil Program

Faropenem medoxomil is a member of the penem class of beta-lactam antibiotics. If approved by the FDA, it would be the first oral penem available outside of Japan. We believe that with its broad spectrum of activity, potency and safety and tolerability profile, faropenem medoxomil would be appropriate for use as a first-line therapy.

We believe that, if approved, faropenem medoxomil will be well-positioned to capitalize on market opportunities within the oral antibiotic arenas of adult and pediatric community-acquired respiratory tract and skin infections. The following characteristics differentiate faropenem medoxomil from existing beta-lactam antibiotics:

•	First oral penem available in the U.S. If approved by the FDA, faropenem medoxomil would represent the first new sub-class of beta-lactams (penems) to be introduced in oral form for community use in more than 30 years. According to IMS Health, beta-lactams are the most widely used first-line therapy; however, over the years many bacteria have developed resistance to older beta-lactam antibiotics. Penems are intrinsically able to resist degradation by beta-lactamase enzymes. Because faropenem medoxomil is a first product in a new class of antibiotics, its introduction should not be burdened with the resistance issues at the levels associated with other existing antibiotics.

•	Potency profile. In vitro studies have indicated that faropenem medoxomil is four times more active than Augmentin (amoxicillin/clavulanate) against S. pneumoniae, including those strains that have evolved resistance to penicillin or amoxicillin. Faropenem medoxomil is also generally twice as active as Augmentin against H. influenzae, including those strains that have evolved resistance to other beta-lactam antibiotics. In vitro potency does not always correlate to clinical efficacy.

•	Safety profile consistent with other beta-lactam antibiotics. Due to its safety profile, we believe that faropenem medoxomil would be appropriate as a first-line treatment for common respiratory and skin infections in the primary care setting. We believe that faropenem medoxomil would allow physicians to reserve quinolones for second-line therapy, reducing quinolone resistance and improving the risk-to-benefit ratio for individual patients. Unlike carbapenems, faropenem medoxomil has a low potential for neurotoxicity. In Phase III clinical testing, faropenem medoxomil has not exhibited the potentially serious safety issues that affect the macrolide/ketolide and quinolone classes of antibiotics. Due to the safety issues previously listed for the ketolide and quinolone antibiotics, we do not anticipate competitive activity from products in these classes in the leading pediatric disease states (i.e. acute otitis media).

•	Tolerability profile. In the Phase II and Phase III clinical studies referenced in our December 2005 NDA that were completed at the 300 mg, twice per day, dose, the overall incidence of diarrhea was less than 5% in over 5,000 patients treated with faropenem. This rate of incidence compares favorably with the incidence of diarrhea reported in other commonly used beta-lactam antibiotics. We anticipate using the 600 mg, twice per day, dose in future clinical trials in adult settings.

Faropenem medoxomil is a prodrug form of the parent compound faropenem and was initially discovered by Suntory Limited, now known as Daiichi Asubio. Faropenem medoxomil is metabolized by the body to release faropenem sodium, a drug that has been approved and sold in Japan since 1997. Since then, it is estimated that more than approximately 69 million prescriptions have been written. Prodrugs are designed to improve the amount of drug reaching the bloodstream in which the prodrug molecule is separated by the body’s natural metabolic enzymes into its active component and an inactive component. In clinical pharmacology studies, approximately 72% to 84% of an orally administered dose of faropenem medoxomil was absorbed into the bloodstream and then rapidly converted to the active parent compound faropenem, resulting in three to four times greater bioavailability compared to faropenem sodium.

Pre-clinical Data

In pre-clinical studies, faropenem medoxomil has exhibited broad spectrum activity that includes bacteria commonly associated with respiratory infections (S. pneumoniae, H. influenzae and Moraxella catarrhalis, or M. catarrhalis) and uncomplicated skin structure and skin infections (methicillin-susceptible S. aureus and Streptococcus pyogenes, or S. pyogenes).

The following table shows the antibacterial activities of faropenem medoxomil and other antibiotics against these common respiratory and skin bacterial pathogens in in vitro studies. The MIC(90) value shown is the minimum inhibitory concentration of drug required to inhibit growth of 90% of the bacterial isolates within a given population. The lower the MIC(90) value for a given drug the more potent it is against the population of bacteria. In these studies, faropenem medoxomil was the most active agent against S. pneumoniae, including penicillin-resistant isolates, where it was four-fold more active than Augmentin. Among H. influenzae, the activity of faropenem medoxomil did not appear to be compromised by the ability of the bacteria to produce beta-lactamase enzymes. Faropenem medoxomil showed equivalent activity to Augmentin against beta-lactamase producing strains of M. catarrhalis and was active against methicillin-susceptible S. aureus but was inactive against methicillin-resistant isolates. S. pyogenes, the other major skin pathogen, was also susceptible to faropenem. Collectively, these data indicate the potent activity of faropenem medoxomil against the important respiratory and skin pathogens.

	MIC(90) ( μg/mL)
	Faropenem	Augmentin®	Omnicef®	Zithromax®	Levaquin®

Respiratory Pathogens
S. pneumoniae
Penicillin-susceptible	0.008	0.03	0.12	0.25	1
Penicillin-intermediate	0.25	1	4	≥512	1
Penicillin-resistant	1	4	>4	≥512	1
H. influenzae
b - Lactamase-positive	0.5	2	0.5	4	0.015
b - Lactamase-negative	1	1	1	4	0.015
M. catarrhalis
b - Lactamase-positive	0.5	0.5	0.25	≤0.06	0.06
b - Lactamase-negative	0.12	0.03	0.12	≤0.06	0.06

Skin Pathogens
S. aureus
Methicillin-susceptible	0.12	1	0.5	>64	0.25
Methicillin-resistant	>32	>32	—	>64	—
S. pyogenes	0.03	≤0.015	≤0.03	0.25	1

Faropenem Medoxomil for the Adult Market

We submitted an NDA for faropenem medoxomil to the FDA in December 2005 requesting approval for four indications: acute bacterial sinusitis, community-acquired pneumonia, acute exacerbation of chronic bronchitis and uncomplicated skin and skin structure infections. In October 2006, the FDA issued a non-approvable letter for all indications included in the NDA. In the non-approvable letter, the FDA recommended further clinical studies for all indications, including studies using a superiority design for the indications of acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. The FDA did not raise any safety concerns or chemistry, manufacturing or controls issues related to the product. We are currently conducting a Phase III placebo controlled clinical trial for treatment of acute exacerbation of chronic bronchitis with faropenem medoxomil.

Clinical Overview.  The clinical trials that supported our NDA submitted in December 2005 were conducted by Bayer as a previous licensee of faropenem medoxomil and were generally designed to support approval in the U.S. as well as other major international markets other than Japan. As has historically been the norm in antimicrobial drug development, the primary study objective in most of these studies was to demonstrate that faropenem medoxomil was non-inferior to a control antibiotic treatment approved for use in the U.S. Faropenem medoxomil was demonstrated to be non-inferior in eight of the nine randomized controlled studies and similar results were demonstrated in the two uncontrolled studies. The definition of statistical non-inferiority was met if there was less than 5% probability (a 95% confidence interval) that faropenem medoxomil was 10% worse than the standard treatment. The choice of a delta of 10% conformed to standards for establishing non-inferiority of antimicrobial agents that had previously been approved. Efficacy evaluation, including clinical and microbiologic responses, was determined by physician assessment and bacterial cultures. The clinical outcome analysis was first conducted for subjects who met all the protocol defined criteria or rules (the “clinically evaluable population”) and subsequently on all treated subjects (the “intent-to-treat population”). The references to “N/N” in the tables below represent the number of patients who had a clinical response compared to the total number of patients included in the study population. For all non-inferiority studies, the intent-to-treat analysis supported the per protocol analysis. In this extensive Phase III clinical testing, faropenem medoxomil exhibited the activity and safety profile typical of beta-lactam antibiotics with improved tolerability.

Regulatory requirements for approval of new drugs can change over time. Historically, the FDA and foreign regulatory authorities have not required clinical trials using a superiority design, including placebo-controlled clinical trials, for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not significantly less effective than the approved treatment. All efficacy studies upon which our NDA was based were designed as non-inferiority studies after consultation with the FDA. In September 2005, the FDA informed us that it would likely require clinical trials using a superiority design such as a placebo-controlled trial prior to approving faropenem medoxomil for acute exacerbation of chronic bronchitis. Nevertheless, the FDA agreed to review our application for this indication and accepted the NDA for filing. In completing its review of the NDA the FDA established the requirement for superiority studies for approval for this indication as well as for acute bacterial sinusitis.

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose was compared to a 300 mg, twice per day, dose seven day treatment course in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. Based on the results of these two studies, together with prior Phase I studies that included increased doses of faropenem medoxomil higher than 600 mg, we believe that the incidence and severity of adverse events are unlikely to be substantially higher with the 600 mg, twice per day, dose than previously observed with the 300 mg, twice per day, dose.

Clinical Studies for Acute Bacterial Sinusitis.  The efficacy of faropenem medoxomil in subjects with acute bacterial sinusitis was evaluated in three Phase III studies. In two comparative studies, where seven-day and 10-day courses of faropenem medoxomil were compared to cefuroxime axetil, the primary endpoints were met and statistical non-inferiority was demonstrated. The third study (Study 100287) was an open-label (no comparative control treatment) trial in which all subjects received faropenem medoxomil after undergoing a needle aspiration of the sinus cavity in order to obtain a direct sinus specimen to culture for bacterial pathogens. We believe the results of the three studies demonstrate that seven-day treatment with faropenem medoxomil is effective in the treatment of subjects with acute bacterial sinusitis at a dose of 300 mg taken two times per day. We believe that a higher dose of 600 mg taken two times per day may provide even greater efficacy. We anticipate future clinical trials for treatment of acute bacterial sinusitis will be conducted using the 600 mg, twice per day, dose. The following table summarizes the clinical results of the acute bacterial sinusitis Phase III studies completed at the 300 mg, twice per day, dose:

Cefuroxime
	Faropenem	Faropenem	Axetil	Statistical
	300 mg	300 mg	250 mg	Result
Study	2x/Day	2x/Day	2x/Day	95% CI
Population	N/N	N/N	N/N	%

Clinically
Study 100288	7 days	10 days	10 days	Non-Inferior
Clinically Evaluable	237/295(80)%	229/280(82)%	213/286(74)%	0.1, 13.6 (7 day) 1.7, 15.2 (10 day)
Intent-to-Treat	262/366(72)%	255/363(70)%	250/370(68)%	−2.7, 10.5 (7 day) −3.9, 9.5 (10 day)

Clinically
Study 10186	7 days		7 days	Non-Inferior
Clinically Evaluable	203/228(89)%	—	198/224(88)%	−5.2, 6.4
Intent-to-Treat	237/274(86)%	—	239/273(88)%	−7.0, 4.0

Study 100287	7 days			Open Label
Clinically Evaluable	246/300(82)%	—	—	Not relevant
Intent-to-Treat	269/353(76)%	—	—	Not relevant

Clinical Studies for Community-Acquired Pneumonia.  Community-acquired pneumonia is the most serious type of bacterial respiratory infection and can be life threatening. The efficacy of faropenem medoxomil in subjects with community-acquired pneumonia was evaluated in four Phase III studies. In the three comparative studies, the primary endpoints were met and non-inferiority was demonstrated for 10-day therapy with faropenem medoxomil compared to 10-day therapy with amoxicillin/clavulanate, 14-day therapy with cefpodoxime and 10-day therapy with amoxicillin. The fourth study (Study 100289) was an open-label (no comparative control treatment) trial in which bacterial samples were collected for culture. The clinical and microbiologic outcomes were consistent with the comparative studies at a dose of 300 mg taken two times per day. We believe that a higher dose of 600 mg taken two times per day may provide even greater efficacy. We anticipate future clinical trials for community-acquired pneumonia will be conducted using the 600 mg, twice per day, dose. In the clinical trials completed by the prior licensee and included in our December 2005 NDA, evaluable microbiologic specimens were obtained approximately 9% to 21% of the time. In conducting further clinical trials we anticipate generating a higher rate of microbiologic specimens for microbiologic confirmation of bacteriologic disease and bacteriologic clearance. Overall, we believe the results of the four studies completed using the 300 mg dose demonstrate that 10-day treatment with faropenem medoxomil is effective in the treatment of subjects with community-acquired pneumonia. The following table summarizes the clinical results of the community-acquired pneumonia studies at 300 mg dosed, twice per day, dose:

	Faropenem		Statistical Result
Study	300 mg 2x/Day 10 Days	Comparator	95% CI
Population	N/N	N/N	%

		Amoxicillin	Clinically
Study 10188		1g 3x/day 10 days	Non-Inferior
Clinically Evaluable	260/284(92)%	237/268(88)%	−1.9, 8.1
Intent-to-Treat	289/314(92)%	270/304(89)%	−1.4, 7.8

		Amoxicillin/Clavulanate	Clinically
Study 10189		625 mg 3x/ day 10 days	Non-Inferior
Clinically Evaluable	222/257(86)%	223/253(88)%	−7.6, 3.9
Intent-to-Treat	242/305(79)%	242/309(78)%	−5.4, 5.9

	Faropenem		Statistical Result
Study	300 mg 2x/Day 10 Days	Comparator	95% CI
Population	N/N	N/N	%

		Cefpodoxime	Clinically
Study 100290		200 mg 2x/day 14 days	Non-Inferior
Clinically Evaluable	205/229 (90)%	203/229 (89)%	−4.1, 7.1
Intent-to-Treat	223/304 (73)%	224/298 (75)%	−7.4, 6.3

Study 100289			Open Label
Clinically Evaluable	252/294 (86)%	—	Not relevant
Intent-to-Treat	287/388 (74)%	—	Not relevant

Clinical Studies for Acute Exacerbation of Chronic Bronchitis.  The efficacy of faropenem medoxomil in acute exacerbation of chronic bronchitis was evaluated in two comparative, non-inferiority Phase III studies. The primary endpoints were met in both studies and statistical non-inferiority was demonstrated for five-day faropenem medoxomil compared to five-day azithromycin and seven-day clarithromycin, both macrolide antibiotics. Overall, we believe the results of both studies demonstrate that five-day treatment with faropenem medoxomil is effective in the treatment of subjects with acute exacerbation of chronic bronchitis. We have commenced a Phase III clinical trial for this indication using the 600 mg, twice per day, dose. The following table summarizes the clinical results of the acute exacerbation of chronic bronchitis studies completed at 300 mg dosed twice per day:

	Faropenem		Statistical Result
Study	300 mg 2x/Day 5 Days	Comparator	95% CI
Population	N/N	N/N	%

		Azithromycin	Clinically
		500 mg 1 day,	Non-Inferior
Study 100291		200 mg 4 days
Clinically Evaluable	225/278 (81)%	236/279 (85)%	−9.5, 2.6
Intent-to-Treat	277/410 (68)%	283/405 (70)%	−8.5, 4.0

		Clarithromycin	Clinically
Study 10187		500 mg 2x/day 7 days	Non-Inferior
Clinically Evaluable	262/299 (88)%	288/318 (91)%	−7.9, 2.0
Intent-to-Treat	316/369 (86)%	337/379 (89)%	−7.2, 2.0

Clinical Studies for Uncomplicated Skin and Skin Structure Infections.  The efficacy of faropenem medoxomil in subjects with uncomplicated skin and skin structure infections was evaluated in two Phase III studies. The results of one study met the protocol-specified criterion for non-inferiority of faropenem medoxomil to amoxicillin/clavulanate. A second study did not demonstrate non-inferiority of faropenem medoxomil to cephalexin. When we pooled the data from the two studies, the eradication rates for the key pathogens in this indication, S. aureus and S. pyogenes, were high (greater than 90%) and were similar for faropenem medoxomil and the comparators. We believe that these findings show that faropenem medoxomil is effective in the treatment of subjects with uncomplicated skin and skin structure infections. While a future collaboration partner may pursue this indication, the focus of our current faropenem medoxomil activities will be clarifying the approval process for faropenem medoxomil in the treatment of community respiratory tract infections. The following table summarizes the clinical results of the uncomplicated skin and skin structure infections studies:

	Faropenem		Statistical Result
Study	300 mg 2x/day 7 Days	Comparator	95% CI
Population	N/N	N/N	%

		Cephalexin	Clinically
Study 100292		500 mg 2x/day 7 days	Inferior
Clinically Evaluable	210/246 (85)%	226/246 (92)%	−12.3, −1.3
Intent-to-Treat	220/290 (76)%	228/283 (81)%	−11.5, 2.1

	Faropenem		Statistical Result
Study	300 mg 2x/day 7 Days	Comparator	95% CI
Population	N/N	N/N	%

		Amoxicillin/Clavulanate	Clinically
Study 10190		625 mg 3x/day 7 days	Non-Inferior
Clinically Evaluable	224/246 (91)%	207/227 (91)%	−5.1, 5.3
Intent-to-Treat	258/298 (87)%	254/295 (86)%	−4.7, 6.4

Other Studies.  Three Phase III studies for other indications were also initiated, two in tonsillitis/pharyngitis and one in uncomplicated urinary tract infections.

The efficacy of five-day treatment with faropenem medoxomil in subjects with tonsillitis/pharyngitis was evaluated in one Phase III study. The comparator was 10-day treatment with penicillin VK. Another study was discontinued shortly after enrollment began. In the completed study, a five-day treatment with faropenem medoxomil did not demonstrate non-inferiority relative to the comparator. The bacteriological cure rate was 87% in the faropenem medoxomil treated patients and 94% in the penicillin VK patients. We believe that this difference may be related to the shorter course of therapy in the faropenem medoxomil arm. Multiple published reports suggest that shorter course therapy with penicillin is associated with lower bacteriological cure rates in this indication. We currently do not intend to conduct additional studies in adults for this indication.

The efficacy of five-day treatment with faropenem medoxomil in subjects with uncomplicated urinary tract infections was studied in one Phase III study. The comparator was five-day treatment with trimethoprim-sulfamethoxazole. In this study, five-day treatment with faropenem medoxomil did not demonstrate non-inferiority relative to the comparator. The clinical cure rate was 86% in the faropenem medoxomil treated patients and 96% in the trimethoprim-sulfamethoxazole patients. We believe that this difference may be related at least in part to factors specific to the kidneys. There is an enzyme in the kidneys known to degrade carbapenem antibiotics as well as faropenem, resulting in decreased drug concentrations in the region of the infection. We do not consider this indication to be an important commercial opportunity for a beta-lactam antibiotic such as faropenem medoxomil. We currently do not intend to conduct additional studies in this indication.

Safety and Tolerability Data

We believe that faropenem medoxomil has a favorable safety and tolerability profile. The pharmacokinetics of faropenem medoxomil following oral administration of faropenem medoxomil were evaluated in 27 Phase I studies, three Phase II studies and one Phase III study. Faropenem medoxomil was well absorbed, rapidly converted to faropenem and reached maximum plasma concentrations approximately one hour after administration. Single doses of faropenem medoxomil up to 3,000 mg and multiple doses up to 3,750 mg per day were administered without notable safety issues.

At the request of the FDA, we evaluated faropenem medoxomil in a Phase I study to determine whether there was any potential of faropenem medoxomil to prolong QT interval, a measure of electrocardiac function, which has been problematic for the quinolone and macrolide (including telithromycin) classes of antibiotics. This “Thorough QT” study, now required for all new drug applications, demonstrated that faropenem medoxomil does not cause any electrocardiographic abnormalities, including QT interval prolongation.

In Phase III clinical testing, faropenem medoxomil exhibited the activity and safety profile typical of beta-lactam antibiotics with improved tolerability. The Phase III studies have accrued a safety database comprising 3,461 patients in respiratory tract infection indications and 4,863 patients in all Phase III studies. Faropenem medoxomil has been administered to over 5,000 people accounting for all Phase I, Phase II and Phase III studies. The most common adverse events involved the gastrointestinal tract, including diarrhea, nausea or abdominal pain, or the central nervous system, including headaches and dizziness.

We believe that the safety profile of faropenem medoxomil, while typical of a beta-lactam, is also similar to that of penicillins and cephalosporins. Unlike some carbapenems, faropenem medoxomil showed no proconvulsant effects in animal models. There was only one incident of convulsion in the faropenem medoxomil clinical studies (a rate of 0.02%), which the treating physician did not attribute to faropenem medoxomil. In comparison with amoxicillin/clavulanate, faropenem medoxomil produced lower rates of adverse events, including gastrointestinal events and liver enzyme abnormalities. Unlike macrolides/ketolides and quinolones, faropenem medoxomil was not associated with hepatotoxicity, heart rhythm abnormalities, photosensitivity, hypoglycemia or hyperglycemia.

In the Phase II and Phase III clinical studies referenced in our December 2005 NDA, the overall incidence of diarrhea was less than 5% in over 5,000 patients treated with faropenem. We believe the safety and tolerability profile of faropenem medoxomil make it a promising agent as a first-line antibiotic in the community setting.

Ongoing Clinical Development.  We are engaged in ongoing discussions with the FDA to determine the clinical trial designs and regulatory requirements that will be required for faropenem medoxomil to be approved in the U.S. for treatment of community respiratory tract infections. We currently plan to limit our clinical trials activity for adult respiratory indications to our ongoing clinical trial among patients with acute exacerbation of chronic bronchitis. Our current strategy for the further development and commercialization of faropenem medoxomil in adult settings is dependent on our identifying a collaboration partner. We currently do intend to conduct additional clinical studies to expand the indications for which we will seek approval in pediatric indications, initially addressing treatment of acute otitis media in pediatric patients.

Placebo-controlled Acute Exacerbation of Chronic Bronchitis Study.  We have initiated a Phase III trial in acute exacerbation of chronic bronchitis. The initial comparators we selected were both placebo and Ketek® (telithromycin), an approved ketolide antibiotic. The primary end point of this study is to demonstrate efficacy, as assessed by the treating physician, of treatment with faropenem medoxomil over placebo. We initiated this study because the FDA had communicated to us that it may begin requiring such data before approving an antibiotic for this indication in September 2005. This requirement was confirmed in the non- approvable letter for our NDA received in October 2006. On December 26, 2006, we announced that we had temporarily stopped enrollment in this trial to consider the exclusion of Ketek. We had included Ketek as a comparator in the clinical trial to generate secondary data points versus a product projected to be a competitor product to faropenem. We based our decision to exclude Ketek on the findings of a joint Advisory Meeting of the FDA’s Anti-Infective Drug and Drug Safety and Risk Management committees held on December 14 and 15, 2006 that recommended to the FDA that the risks of using Ketek outweigh the benefits of using the drug for treatment of acute exacerbation of chronic bronchitis. This recommendation was adopted by the FDA on February 12, 2007. Following required communication with institutional review boards overseeing the clinical trial sites, we have re-initiated this trial without the Ketek comparator arm.

In this study, we are using a 600 mg, twice per day, dose rather than 300 mg, twice per day, dose as was used in all trials for the NDA submission. Study subjects are taking two 300 mg tablets at each dose. However, we may develop a single 600 mg tablet for commercial use, which will require that we demonstrate bioequivalence of the two dosage forms. The duration of therapy is five days, as it was in previous studies in this indication. We believe that this higher dose may offer the potential for greater efficacy than the lower dose, particularly in short course therapy. Beta-lactam antibiotics have typically been used for seven to 14 days for treatment of acute exacerbation of chronic bronchitis.

We have corresponded with the FDA regarding our ongoing development work in this indication. Based on this correspondence, we believe that the results of this single study may support filing for approval in this indication if used as a component of a clinical trials package to treat community respiratory tract infections that includes two clinical trials using faropenem medoxomil for the treatment of community-acquired pneumonia. Because the FDA has not issued formal guidance regarding the design or conduct of placebo-controlled studies for this indication, there can be no assurance that the FDA will accept such a filing or grant approval even if the results obtained from our study meet the primary endpoint(s) defined in our protocol.

We anticipate that enrollment in the ongoing Phase III acute exacerbation of chronic bronchitis study will continue into 2008.

Faropenem Medoxomil for the Pediatric Market

We are developing a faropenem medoxomil oral liquid formulation for pediatric use. Faropenem medoxomil has performed well in vitro against many common pediatric pathogens. We believe that the well-known safety of beta-lactam antibiotics and the tolerability profile of faropenem medoxomil demonstrated in extensive clinical testing in adults make faropenem medoxomil a promising candidate for the pediatric market.

Interactions with the FDA.  We met with the FDA on January 18, 2006 to discuss the filing of our IND in the U.S. for the oral liquid formulation for pediatric use and our ongoing Phase II clinical trial and the IND was accepted in June 2006. In the second quarter of 2007 we are scheduled to meet with the FDA as part of the process of Phase III clinical trial design and the overall program development for the pediatric faropenem medoxomil program.

Formulation Development.  For pediatric indications, it is important that faropenem medoxomil be available as an oral liquid formulation, because the majority of patients being treated for acute otitis media are less than three years old. Any oral liquid formulation should have both a competitive taste profile and the requisite stability. Like many other medications, the active ingredient in faropenem medoxomil is somewhat bitter. We have developed a prototype oral liquid formulation that has been used to complete a bioavailability study in healthy adults and have recently completed a Phase II trial in acute otitis media described further below. Additional work to optimize the taste and stability of the oral liquid formulation is ongoing.

Clinical Studies Completed.  We have completed a bioavailability study in healthy adults that showed similar drug absorption for the tablet and oral liquid formulation. In March 2007, we announced results from a Phase II clinical trial for acute otitis media in children. The Phase II clinical trial studied over 300 pediatric patients at four different doses of 7.5, 15, 30 and 40 milligrams per kilogram, administered twice daily, and was designed to determine an appropriate dosage for use in Phase III clinical trials. Our initial analysis observed a dose response as to bacterialogic clearance. The clinical trial included a double tap design where middle ear fluid was obtained both prior to and during treatment, then submitted for culture. These cultures will provide microbiologic documentation of faropenem medoxomil effectiveness in eradicating bacteria from the middle ear fluid.

Clinical Studies Planned or Under Consideration.  We expect to conduct future clinical studies with an improved oral liquid formulation. Following both assessment of the Phase II clinical trial results and consultation with the FDA, we currently plan to conduct Phase III clinical trials to support an NDA for pediatric patients with acute otitis media.

REP8839 Program

We are developing REP8839 for topical use for treatment of skin and wound infections, including MRSA infections. Our initial target indication is the treatment of impetigo, one of the most common skin infections among children. In the future we may also pursue an indication for the treatment of secondarily infected traumatic skin lesions. REP8839 is an inhibitor of methionyl tRNA synthetase, an enzyme that plays an essential role in protein synthesis. Inhibition of methionyl tRNA synthetase results in reduced protein synthesis and attenuation of bacterial growth. REP8839 is a member of a novel group of structurally-related molecules that selectively inhibit the activity of methionyl tRNA synthetase. Methionyl tRNA synthetase is a specific aminoacyl tRNA synthetase responsible for the attachment of the amino acid methionine to its cognate tRNA. Aminocyl tRNA synthetases are enzymes that play an essential role in protein biosyntheses by attaching amino acids to specific carrier molecules, called tRNAs, that then carry the amino acid to the ribosome and donate it to the growing polypeptide chain. Pre-clinical studies have indicated that REP8839 exhibits potent activity against major skin pathogens such as S. aureus and S. pyogenes, including strains of S. aureus that are resistant to methicillin, vancomycin, linezolid or mupirocin.

We initially submitted an IND application for the development of a REP8839/mupirocin combination product in May 2006. Mupirocin is a widely used topical antibiotic product. Our initial focus for REP8839 is to develop it as a single agent for the treatment of impetigo, due to a more straightforward regulatory approval process for a single drug product than compared to combination drug products. FDA approval of a combination drug product requires demonstration that the combination is superior to the individual components. We may develop a REP8839/mupirocin combination product in the future as we believe that the distinctive mechanisms of action of the two drugs may reduce the likelihood that S. aureus will develop resistance to this combination.

We acquired the worldwide rights to the methionyl tRNA synthetase inhibitor program from GlaxoSmithKline, or GSK, in June 2003 in exchange for 4,000,000 shares of our Series B convertible preferred stock at a deemed fair value of $1.25 per share and a final milestone payment of $1.5 million in June 2006. As part of this asset purchase, we acquired certain patents and patent applications and other program intellectual property, supporting material and related license rights. Using this acquired technology, we have continued the development of our product candidate REP8839 for the treatment of skin and wound infections including MRSA infections. We have no royalty or other ongoing financial obligations to GSK.

Market Opportunity.  Impetigo is the third most common skin disease in children after eczema and atopic dermatitis, as reported by Brujuz et al. Impetigo occurs most commonly in young children with peak incidence occurring between two and seven years of age. According to IMS Health, there were approximately 3.2 million prescriptions written for the treatment of impetigo in the year ended May 2006. The overall incidence of impetigo has increased approximately 21% since 2004. Topical antibiotic prescriptions represented approximately 48% of all prescriptions for impetigo as reported by IMS Health, with pediatricians prescribing approximately 66% of all prescription drugs used for treatment. Mupirocin is currently the most frequently prescribed topical product for treatment of impetigo.

MRSA is a significant and growing public health threat. The Infectious Disease Society of America or IDSA, has published a series of reports entitled “Bad Bugs, No Drugs” that highlights the severity of this and other infectious disease concerns related to increasing bacterial resistance to antibiotics and decreasing investment in antibiotic development by the pharmaceutical industry. MRSA infections have been a recognized problem in hospitals for a number of years. Recently, MRSA has become a significant concern in the community setting, appearing in groups such as sports teams and child care facilities. There are a number of approved antibiotics to treat MRSA in the hospital and more are in development. However, as indicated in the March 2006 update of IDSA’s report, a need exists for oral or topical antibiotics that can be used for MRSA infection prevention, where infection may be suspected but not confirmed.

Mupirocin is the most widely prescribed topical antibiotic, indicated for the treatment of skin infections, wound infection prevention and eradications of S. aureus in hospital outbreaks of MRSA. Some strains of MRSA have begun to exhibit resistance to mupirocin. It is well documented that widespread use of mupirocin can lead to a marked rise in the number of mupirocin-resistant strains of S. aureus, including MRSA strains. For example, mupirocin was made available without a prescription in the early 1990s in New Zealand. Resistance increased dramatically within just a few years and the product was taken off the over-the-counter market. We believe there is a need in the medical community for an antibiotic that offers the advantages of mupirocin, is effective against mupirocin-resistant strains and is less likely to develop resistance when used widely in the community or as a prophylactic.

Oral antibiotics also can be used to treat skin infections. For many years, the leading oral antibiotic used to treat skin infections has been cephalexin. The limitations associated with cephalexin include a requirement for dosing three or four times per day and concerns regarding resistance, efficacy and the treatment of a skin infection with a systemic agent that has the potential to cause adverse events. We believe an opportunity exists to convert some use of oral cephalexin in this indication to a new and more effective topical agent.

Differentiating Characteristics

We observed the following characteristics that we believe may make REP8839 a promising topical treatment option for bacterial skin and wound infections, including MRSA infections:

•	Novel mechanism of action. REP8839 is a synthetic antibiotic with a mechanism of action distinct from mupirocin and other marketed antibiotics. REP8839 is an inhibitor of methionyl tRNA synthetase,

a previously unexploited drug target. REP8839 showed potent antibacterial activity in vitro against important skin pathogens such as S. aureus and S. pyogenes and is more potent than mupirocin in vitro against these skin pathogens.

•	REP8839 is unlikely to compromise the effectiveness of antibiotics used for the treatment of systemic infections. Because REP8839 has a different mechanism of action from the systemic antibacterial agents that are commonly used to treat more serious hospital infections, development of resistance to REP8839 would not jeopardize the efficacy of these systemic agents.

Pre-Clinical Data and Clinical Development Strategy

In pre-clinical studies, REP8839 has exhibited low dermal irritancy potential, low genotoxicity potential, low systemic toxicity following intravenous administration and low systemic exposure following application to skin. We have completed three Phase I clinical trials of REP8839 evaluating the irritation potential, systemic exposure and sensitization in healthy volunteers receiving repeat topical applications of REP8839, which results will be available by mid-2008.

Research Capabilities and Discovery Programs

We maintain an active internal research effort that is currently focused on identifying novel antibiotics. We have built a research organization that includes expertise in biochemistry, microbiology, medicinal chemistry, process chemistry, pharmacology and toxicology. We believe it is important to have expertise in these areas not only for discovery programs, but also for developing later stage products and evaluating new product opportunities. Our research organization was initially responsible for evaluating the faropenem medoxomil and REP8839 programs as in-license opportunities and has continued with the development of both programs. The research organization also pursues our own internal discovery activities. Our discovery activities at this time include the following programs:

•	Clostridium difficile Program. Our discovery program is focused on the identification of novel antibacterial drugs that are active against C. difficile. In recent years, C. difficile associated diarrhea has emerged as a major public health threat among elderly patients in health care or long-term care institutions. Oral vancomycin is the only antibiotic that is currently approved by the FDA for the treatment of C. difficile associated diarrhea. Metronidazole is also used extensively in clinical practice following early reports of its efficacy in C. difficile associated diarrhea. However, recent studies have noted relatively high and growing incidence of treatment failure and relapse following both vancomycin and metronidazole therapy. Furthermore, widespread vancomycin use raises resistance concerns. Overall, options for the treatment of C. difficile associated diarrhea are currently limited and a need exists for the development of new agents to address this emerging problem.

An ideal drug for treating C. difficile associated diarrhea would have good activity against C. difficile but limited activity against normal intestinal flora, low oral bioavailability and a mechanism-of-action that is distinct from antibiotics currently used for the treatment of systemic infections. We have recently identified a class of compounds with in vitro activity against C. difficile that may meet the above criteria. To date, we have synthesized and tested approximately 140 structurally related compounds and identified several compounds that have considerably improved antibacterial activity against C. difficile. We are currently studying pharmacology, toxicology and animal efficacy of several representative compounds.

•	DNA Replication Inhibitors Program. Bacterial DNA replication is an attractive target system for new antibacterial drugs since it is an essential process and stalled DNA replication can trigger cell death. However, to date, this is an underexploited drug target. Our high-throughput assays are designed to mimic the bacterial DNA replication systems from the following bacteria: Escherichia coli, S. pyogenes, Pseudomonis aeruginosa, S. aureus and Bacillus subtilis. Each high-throughput assay includes at least six protein components and many include twelve or more proteins that constitute the replication system of bacteria that need to work together in highly cooperative DNA replication reactions. These assays simultaneously target multiple sites that are amenable to inhibition by small molecules. We have screened a library of approximately 250,000 compounds assembled from various sources and are currently optimizing the initial inhibitors identified from the assays.

Research and Development Programs

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs (in thousands):

	Year Ended December 31,
	2006	2005	2004

Faropenem medoxomil	$23,266	$24,744	$12,626
REP8839	8,363	3,589	2,629
Other research and development	6,666	847	1,027

	$38,295	$29,180	$16,282

Our Former Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate at the end of a ninety day termination period as defined in the agreement. This termination follows the issuance in October 2006 of a non-approvable letter by the FDA for our NDA for faropenem medoxomil for adult indications. As a result, we will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. We received $60 million in upfront and milestone payments from Forest Laboratories during the period of our collaboration. In accordance with the termination provisions of the collaboration agreement, Forest Laboratories will cooperate with us to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 day transition period, the terms and conditions of the collaboration agreement remain in effect, including reimbursement of the majority of ongoing direct development costs for faropenem medoxomil, as defined. We have agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate our clinical trial among patients with acute exacerbation of chronic bronchitis.

Sales and Marketing

As a community antibiotic, faropenem medoxomil for adult indications would be primarily marketed to the U.S. primary care market, which includes family practice, general practice and internal medicine physicians, physician assistants and nurse practitioners. We do not anticipate building sales capabilities to serve the primary care markets within the U.S. or outside the U.S. and will seek a partner with respect to these sales activities.

If faropenem medoxomil is approved for pediatric patients in the U.S., we anticipate promoting it to pediatricians and plan to establish a specialty sales organization to address this physician group. Sales organizations designed to market to pediatricians are typically comprised of up to 300 representatives. Our product candidate REP8839 is being initially developed for the treatment of impetigo, a common skin infection in children that is prescribed most frequently by pediatricians. In addition, we intend to evaluate other products for in-licensing or acquisition that we could promote and sell to pediatricians or other specialists.

We have established a marketing group to assess commercial market opportunities for faropenem medoxomil and REP8839 in the primary care setting as well as to relevant specialists, including pediatrics, infectious disease, otolaryngology and dermatology.

Our License Agreement with Daiichi Asubio

We entered into a license agreement with Daiichi Suntory Pharma (now Daiichi Asubio Pharma Co., Ltd.) that was effective in March 2004. Under this agreement, we have an exclusive license, with the right to sublicense, to Daiichi Asubio’s patent rights and know-how to develop and commercialize all forms of faropenem medoxomil for adult and pediatric use in the U.S. and Canada. The license includes rights to all clinical and other data related to faropenem medoxomil generated by Daiichi Asubio and prior licensees, other than rights to manufacture faropenem.

We also have a sole negotiation right to develop and commercialize faropenem medoxomil in the rest of the world, excluding Japan, until two years following the commercial introduction of faropenem medoxomil in the U.S. or Canada. Our license does not include the rights to other forms of faropenem, such as faropenem sodium, but Daiichi Asubio has agreed not to license or market any other form of faropenem for use in the U.S. or Canada.

In consideration for our licenses, we paid Daiichi Asubio an initial license fee of $3.8 million comprised of $0.6 million paid in 2003 and $3.2 million paid in 2004. In December 2005, we submitted our first NDA for adult use of faropenem medoxomil and, at that time, we recorded research and development expense in the amount of $2.1 million for the first milestone due to Daiichi Asubio under this agreement. In February 2006, in conjunction with our entering into the license agreement with Forest Laboratories, this milestone payment was increased to $3.2 million. The increased milestone amount of $1.1 million was accounted for as research and development expense in 2006 when the modified terms of the license were finalized. Under the modified license agreement we are further obligated to make future payments of ¥375 million (approximately $3.2 million as of December 31, 2006) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.5 million as of December 31, 2006) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Daiichi Asubio we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.2 million as of December 31, 2006). Additionally, we are responsible for royalty payments to Daiichi Asubio based upon net sales of faropenem medoxomil.

Our license agreement with Daiichi Asubio extends until the last relevant patent expires or 12 years after the first commercial sale of faropenem medoxomil in the territory, whichever is later. Each party has the right to terminate the agreement in the event of the bankruptcy or dissolution of the other party or a material breach of the agreement. We may also terminate the license agreement upon six months written notice in the event that the development program indicates significant issues of safety or efficacy for an indication or it becomes no longer commercially reasonable to commercialize the product.

In periods after we or our licensee have marketed faropenem medoxomil in the U.S. for at least twelve months, if we substantially fail to meet our goals under our sales and marketing plan over a period of two years, then we must make certain payments to Daiichi Asubio or Daiichi Asubio may convert our license to a non-exclusive license, in which case we would be required to grant Daiichi Asubio a license to use the information and know-how we have developed under this agreement. Under certain circumstances, we may be required to make certain payments to Daiichi Asubio upon termination of the agreement.

Manufacturing

We obtain the drug substance, or active pharmaceutical ingredient, faropenem medoxomil, from Nippon Soda, and the finished faropenem medoxomil tablet from MEDA. These contract manufacturers are the sole manufacturing sources for faropenem medoxomil. As a penem antibiotic, faropenem medoxomil requires dedicated manufacturing facilities for the manufacture of drug substance and drug product. For many years, beta-lactams have been produced separately in segregated facilities due to concerns about allergic reactions to these types of antibiotics. During development, faropenem medoxomil was manufactured by Nippon Soda in a segregated building at its Takaoka facility in Japan and Bayer manufactured the faropenem medoxomil tablet internally for its clinical studies.

In anticipation of commercial production, Nippon Soda expanded and equipped a new facility located in Nihongi, Japan. The Nihongi facility is presently being used for the manufacture of faropenem sodium for the Japanese market. Faropenem medoxomil is produced from faropenem sodium by converting it into an ester prodrug form. We have a requirements contract for the supply of faropenem medoxomil at the Nihongi facility. Nippon Soda is obliged to supply all of our requirements of faropenem medoxomil and we are obligated to purchase all faropenem medoxomil requirements from Nippon Soda. We have the right to transfer manufacturing to a third party, with Nippon Soda’s cooperation, if Nippon Soda cannot assure supply and in certain other circumstances. In the case of such a transfer, Nippon Soda will be required to grant us the necessary licenses, including the right to sublicense, under its intellectual property to manufacture faropenem medoxomil. Nippon Soda has patent protection for certain aspects of the manufacturing process through 2014. After a commercial launch of faropenem medoxomil, the parties have agreed to certain minimum purchase requirements and pricing. In accordance with our supply agreement with Daiichi Asubio and Nippon Soda, as a result of the non-approvable letter received from the FDA, we incurred delay compensation fees of $0.9 million and an initial order cancellation fee of $0.6 million. These amounts were recorded as research and development expense in the year ended December 31, 2006. If commercial launch of faropenem medoxomil is further delayed we may incur additional delay compensation of up to ¥210 million ($1.8 million as of December 31, 2006) for 2008 and up to ¥280 million annually ($2.4 million as of December 31, 2006) for all periods following January 1, 2009. If we terminate our agreement with Nippon Soda we are obligated to reimburse Nippon Soda for up to ¥65 million ($0.5 million as of December 31, 2006) in engineering costs. The term of this agreement is for the life of the Daiichi Asubio patents on faropenem medoxomil or 12 years after launch, whichever is longer. We believe that the capacity of this plant is sufficient to provide commercial quantities of faropenem medoxomil for the next several years.

The MEDA facility consists of a stand-alone building encompassing all aspects of the tablet manufacturing process including manufacturing, packaging, labeling and warehousing. This facility was built specifically for the manufacture of faropenem medoxomil tablets. We believe that the capacity of this plant will be sufficient to supply all requirements for adult tablet dosage forms of faropenem medoxomil for several years following any initial commercial launch. Following the termination of our agreement with Forest Laboratories, the MEDA obligations revert to us. In accordance with our supply agreement with MEDA for production of adult tablets of faropenem medoxomil and other related agreements with Forest Laboratories, and as a result of the non-approvable letter received from the FDA, we incurred $1.5 million for contracted minimum purchase obligations. This amount was recorded as research and development expense in 2006. The agreement provides for annual minimum purchase requirements of up to €2.3 million (approximately $3.0 million). If we terminate the agreement with MEDA, we may incur a termination fee for decontamination of MEDA’s facility of up to €1.7 million ($2.2 million as of December 31, 2006).

We have built a small scale drug product manufacturing facility at our Louisville, Colorado site. The facility is used for the manufacture of development batches (oral tablets and liquid suspensions) and for the manufacture of clinical supplies. The facility is dedicated exclusively for faropenem medoxomil manufacturing and will not be used for other product classes.

We currently have a small internal manufacturing group that we intend to expand to manage both internal manufacturing and external contract manufacturers. For the REP8839 program and other discovery programs, we generally conduct research and development scale manufacturing in-house or use contract manufacturers. We use contract manufacturers for scale up of pre-clinical and clinical quantities of product. We anticipate using contract manufacturers for commercial scale quantities of product.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and antibiotics. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Before testing any compounds with potential therapeutic value in human subjects in the U.S., we must satisfy stringent government requirements for pre-clinical studies. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers.

In order to test a new drug in humans in the U.S., an IND must be filed with the FDA. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Upon request, the FDA will evaluate Special Protocol Assessments, or SPA’s, submitted by a sponsor company. A SPA evaluation must be specifically requested by a sponsor and be submitted for each specific protocol individually. The SPA submission should include the protocol detail, enough information for the FDA to assess the role of the protocol within the overall clinical development plan, supporting documentation, questions to the FDA from the sponsor and the specific regulatory action anticipated through the conduct of the study such as approval of an indication or a labeling claim. If the SPA is accepted for review, the FDA anticipates responding to the assessment within 45 days. However, if an FDA question or response requires the SPA to be revised, the SPA is considered to be re-submitted thereby re-initiating the 45 day review period. FDA guidance documents suggest a 90 day total review period due to the anticipated need for revisions. If a clinical trial has commenced prior to an SPA being approved by the FDA, it will not qualify for SPA review.

Clinical trials are typically conducted in three sequential phases, Phases I, II and III, with Phase IV trials potentially conducted after initial marketing approval. These phases may be compressed, may overlap or may be omitted in some circumstances.

•	Phase I. After an IND becomes effective, Phase I human clinical trials may begin. These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers and/or patients, including the maximum tolerated dose that can be given to a trial subject with the target disease or condition. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body and the duration of its action.

•	Phase II. Phase II clinical trials are typically designed to evaluate the potential effectiveness of the drug in patients and to further ascertain the safety of the drug at the dosage given in a larger patient population.

•	Phase III. In Phase III clinical trials, the drug is usually tested in one or more controlled, randomized trials comparing the investigational new drug to an approved form of therapy or placebo in an expanded and well defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regimen as compared to a placebo or an approved standard therapy in defined patient populations with a given disease and stage of illness.

•	Phase IV. Phase IV clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post approval clinical trials. Failure to promptly conduct Phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

After completion of Phase I, II and III clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical and clinical trials, and the content and format of an NDA must conform to all FDA regulations and guidelines. Accordingly, the preparation and submission of an NDA is a significant undertaking for a company.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In this case, the NDA must be re-submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Most NDAs are reviewed by the FDA within 10 months of submission. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation but typically gives it great weight. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, the later of which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the NDA submission or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non approvable letter.

Any products we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with Current Good Manufacturing Practices or cGMPs regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or approval of new indications after the initial approval of our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

We may also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, provides five years of “new chemical entity,” or NCE, marketing exclusivity, to the first applicant who obtains approval of an NDA for a product that does not contain an active ingredient found in any other FDA approved product. If the FDA approves our NDA for faropenem redoxomil, we will likely be entitled to five years of NCE exclusivity for faropenem redoxomil. This exclusivity period would not prevent the submission by a generic competitor of an abbreviated new drug application, or by a branded competitor of a new drug application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, for a compound that contains faropenem as the active ingredient as early as four years following the FDA’s approval of our NDA for faropenem medoxomil. Such a competitor would likely be required to conduct clinical trials in order to bring a faropenem product, other than faropenem medoxomil, to market in the U.S., though the competitor may be able to rely in part on the FDA’s prior findings of safety and efficacy of faropenem. Similarly, data exclusivity in Europe provides a period of up to 10 years from the date a product is granted marketing approval, during which the regulatory authorities are not permitted to cross-refer to the data submitted by the original applicant for approval when reviewing an application from a generic manufacturer of the same approved product. Data exclusivity does not prevent a generic manufacturer from filing for regulatory approval of the same or similar drug, even in the same indication for which that drug was previously approved in Europe, based upon data generated independently by that manufacturer.

Intellectual Property

The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We seek patent protection in the U.S. and internationally for our product candidates and other technology. Our policy is to patent or in- license the technology, inventions and improvements that we consider important to the development of our business. In addition, we use license agreements to selectively convey to others rights to our own intellectual property. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology.

We have licensed two U.S. patents from Daiichi Asubio covering the faropenem medoxomil composition of matter and a process for making faropenem medoxomil. Both of these patents expire on November 3, 2015. The Canadian and European equivalents of these patents expire in August 2011. The U.S. and Canadian patents are licensed to us and we have the sole negotiation right to license such rights in the rest of the world, excluding Japan. We believe that patent term extension under the Hatch-Waxman Act should be available to extend our patent exclusivity for faropenem medoxomil to at least 2020 in the U.S. In Europe, we believe that patent term extension under a supplementary protection certificate should be available for an additional five years to 2016. We plan to pursue development of alternative formulations of faropenem medoxomil, such as a pediatric formulation. We have not controlled and do not control the prosecution of the patents licensed from Daiichi Asubio. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

Daiichi Asubio also owns patents related to faropenem sodium composition of matter that expire in 2008 in the U.S. and have expired in the rest of the world. We do not have a license to the faropenem sodium patents but our agreement with Daiichi Asubio specifies that it will not license any form of faropenem for use in the U.S. or Canada.

We acquired worldwide rights to the methionyl tRNA synthetase inhibitor program from GSK in June 2003. Our agreement with GSK included the assignment of patents and patent applications to us relating to small molecule methionyl tRNA synthetase inhibitors and the targets initially used to identify the inhibitors. We have filed additional patent applications directed to small molecule methionyl tRNA synthetase, uses, production methods and the like. We have two issued U.S. patents that cover REP8839 and additional patent applications directed to REP8839 and combinations of REP8839 and mupirocin. As of December 31, 2006, we have 12 issued U.S. patents, 11 pending U.S. patent applications and 18 pending foreign patent applications related to the methionyl tRNA synthetase programs including the REP8839 program. These patents expire from 2017 to 2025.

We have filed four provisional patent applications directed to compounds and uses related to our C. difficile program.

We have begun to file patent applications directed to compounds that inhibit DNA replication that have been identified through our in-house screening efforts. We also own a portfolio of patents related to the DNA replication targets and drug screening methods to identify inhibitors of DNA replication. As of December 31, 2006, we have one issued U.S. patent, six pending U.S. patent applications and 15 pending foreign patent applications related to our bacterial DNA replication program. These patents expire from 2021 to 2025.

Competition

Traditionally, the oral anti-infective marketplace has been one of the most competitive within the pharmaceutical industry due to the large number of products competing for market share and significant levels of commercial resources utilized to promote brands. Our ability to compete may be affected by insurers and other third-parties who may seek to encourage the use of generic products, thus causing branded products to appear less attractive from a cost perspective to buyers. We expect to differentiate our product from our direct competitors on the basis of greater potency, improved resistance profile, enhanced safety and tolerability. Although we anticipate facing competition in the future, we do not expect the level of competition from branded products to be as intense as it has been in prior years due to the expiration of exclusivity on patents for many of the major brands. Furthermore, we believe the development pipeline for new oral antibiotics to treat community-acquired respiratory tract infections is weak, with only a limited number of products currently in Phase III development. Several pharmaceutical and biotechnology companies are actively engaged in research and development related to new generations of antibiotics. We cannot predict the basis upon which we will compete with new products marketed by others. Many of our competitors have substantially greater financial, operation, sales and marketing and research and development resources than we have.

Employees

As of December 31, 2006, we had 85 full time employees, 28 of whom hold Ph.D., M.D. or Pharm. D. degrees. Of our total employees, 36 were engaged in discovery research, 21 in clinical and regulatory affairs, 14 in commercial and corporate development and 14 in support administration, including finance, information systems, facilities and human resources. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the state of Delaware on December 6, 2000. Our principal executive offices are located at 1450 Infinite Drive, Louisville, Colorado 80027, and our telephone number is (303) 996-5500. Our web site address is http://www.replidyne.com. The information contained in, or that can be accessed through, our website is not part of this report and should not be considered part of this report.

Web Availability

We make available free of charge through our web site, www.replidyne.com, our annual report on Form 10-K and other reports required under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities Exchange Commission (the “SEC”). These documents are also available through the SEC’s website at www.sec.gov. Certain of our corporate governance policies, including the charters for the Board of Director’s audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Replidyne, Inc., 1450 Infinite Drive, Louisville, CO 80027, Attn: Investor Relations.

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

If we do not receive regulatory approval for faropenem medoxomil and we are not able to commercialize faropenem medoxomil, we will not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our first NDA to the FDA for use of faropenem medoxomil in four adult clinical indications. In October 2006, the FDA issued a non-approvable letter for all four indications in our NDA and recommended further clinical studies and microbiologic evaluation for all indications. We are in the planning stages of determining our next steps with respect to our faropenem medoxomil development program. Further clinical development of faropenem medoxomil for any indications will require us to complete additional and more extensive clinical trials, which will be costly and time consuming. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. However, we expect that a minimum of two years will be required to complete additional clinical trials. If we continue our clinical development program for faropenem medoxomil, we may not obtain necessary approvals from the FDA even if our trials demonstrate the effectiveness of faropenem medoxomil for any indication. The data we collect from any additional clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of faropenem medoxomil, in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for faropenem medoxomil, we will have fewer resources to devote to the research and development of other potential product candidates and development stage programs. If we decide to terminate any further development of faropenem medoxomil, we will be dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for faropenem medoxomil. All of our other existing product candidates and development stage programs are in Phase I clinical development or preclinical development.

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

The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may conclude after review of our data that our application is insufficient to allow approval of a product candidate. If the FDA does not accept or approve our application, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application for any particular indication for which we are seeking approval. If any of these outcomes occur, we may be forced to abandon our application for approval, which might cause us to cease operations.

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

Because of the termination of our collaboration with Forest Laboratories to develop and commercialize faropenem medoxomil, we plan to identify a new partner. If we do not obtain a new partner on acceptable terms, we likely will not be able to develop and commercialize faropenem medoxomil for adult indications and may not be able to develop faropenem medoxomil for pediatric indications or generate any future revenue from faropenem medoxomil.

On February 7, 2007, we announced the termination of our February 2006 agreement with Forest Laboratories. Under the collaboration agreement, Forest Laboratories had been granted an exclusive sublicense for the development and sale of faropenem medoxomil for all indications in the U.S. and a right of first refusal to extend the territory to include Canada. In connection with this agreement, Forest Laboratories paid us a non-refundable, non-creditable license fee of $50 million and in March 2006 we received a $10 million development milestone payment. The agreement contemplated up to an additional $190 million in development and commercial milestones for both adult and pediatric indications, which were to be reduced by $25 million if we had exercised our option to directly market and promote faropenem medoxomil directly to pediatricians. These milestone payments were largely dependent on the acceptance of additional NDA filings, FDA approvals and achieving certain sales levels of adult and pediatric formulations of faropenem medoxomil.

As a result of the termination we will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories.

We will seek another partner or partners, at an appropriate time, to assist us in the development and commercialization of faropenem medoxomil. We face competition in our search for partners with whom we may collaborate. Further, faropenem medoxomil has previously been licensed to other licensees who have opted not to develop and commercialize the product. As a result, we may not be successful in finding another collaboration partner on acceptable terms, or at all, and any failure to obtain a new collaboration partner on acceptable terms may adversely affect faropenem medoxomil development, commercialization and potential future sales. Identifying a new partner and entering into a collaboration agreement with it or developing the necessary infrastructure to commercialize, market and sell faropenem medoxomil to pediatricians ourselves could cause delays in obtaining regulatory approvals of faropenem medoxomil and commercializing faropenem, which would negatively impact our business. If we obtain regulatory approval of faropenem medoxomil for pediatric indications and we choose to commercialize, market and sell faropenem medoxomil to pediatricians ourselves, we will be required to substantially increase our internal sales, distribution and marketing capabilities. The development of the infrastructure necessary to commercialize, market and sell faropenem medoxomil to pediatricians will require substantial resources and may divert the attention of our management and key personnel and negatively impact our other product development efforts. Further, our current capital resources may not be sufficient to fund and support this type of infrastructure. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise. It is unusual for the FDA to approve a drug for pediatric use which has not been approved for adult use. As a result, in the event that we are unable to pursue further development of faropenem medoxomil for adult use, it may be difficult to obtain FDA approval for a pediatric indication.

If we fail to enter into new strategic collaborations, we may have to reduce or delay our rate of product development and commercialization and/or increase our expenditures.

Our business model is based in part upon entering into strategic collaborations for discovery and/or development of some of our product candidates. Our strategy to develop and commercialize our products includes entering into various relationships with pharmaceutical or biotechnology companies to advance our programs. We may not be able to negotiate any of our collaborations on acceptable terms. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we are not able to establish and maintain strategic collaborations on acceptable terms:

•	the development of our current or future product candidates may be reduced in scope, terminated or delayed;

•	our cash expenditures related to development of our current or future product candidates would increase significantly;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;

•	we will bear all of the risk related to the development of each of our current and future product candidates; and

•	we may be unable to meet demand for any future products that we may develop.

In that event, we would likely be required to limit the size or scope of one or more of our programs.

Securing a strategic partner to develop and commercialize our product candidates may require us to relinquish valuable rights and will render us dependent on the efforts of any future collaboration partners, over which we would have limited control, and if our collaborations are unsuccessful, our potential to develop and commercialize product candidates and to generate future revenue from our product candidates would be significantly reduced.

In order to secure a strategic partner to develop and commercialize our product candidate, we may be required to relinquish valuable rights to our potential products or proprietary technologies. If we are able to identify and reach agreement with collaborators for our product candidates, those relationships will be subject to a number of risks, including:

•	collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect not to renew research and development programs;

•	collaborators may delay clinical trials, under fund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require the development of a new formulation of a product candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more of our product candidates may not commit sufficient resources to the marketing and distribution of any future products, limiting our potential revenues from the commercialization of these products;

•	disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant litigation or arbitration;

•	strategic partners could develop drugs which compete with our future products, if any;

•	strategic partners could turn their focus away from anti-infective products and community respiratory tract infection indications;

•	strategic partners could fail to effectively manage manufacturing relationships with suppliers;

•	contracts with strategic partners may not provide significant protection or may be difficult to enforce if a strategic partner fails to perform; and

•	if an arrangement with a strategic partner expires or is terminated, we may not be able to replace it or the terms on which we replace it may be unacceptable.

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

The type of trials that the FDA is recommending for faropenem medoxomil will be novel in design without historical formal guidance and may require alternative dosing regimens.

In the non-approval letter we received in October 2006, the FDA indicated that it recommends conducting additional large-scale clinical trials at alternate doses for all indications covered by our NDA, including superiority designed studies, which will be costly, difficult and time consuming to conduct. All efficacy studies upon which our NDA was based were designed as non-inferiority studies. In addition, dosages used in these studies were determined by the prior licensee of faropenem medoxomil, Bayer. Historically, the FDA and foreign regulatory authorities have not required superiority studies, such as placebo-controlled clinical trials, for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic and it must be shown that the drug product candidate is not less effective than the approved treatment. In a superiority study, a drug candidate is compared either with an approved antibiotic treatment or placebo and it must be shown that the drug candidate is more effective than the approved treatment or placebo, as the case may be. Although the FDA has indicated that superiority designed trials will be required for some indications, there is no existing formal guidance on the design of these studies and we are uncertain at this time as to exactly what types of trials will be required.

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

If we choose, after discussion with the FDA, to pursue additional clinical trials in an effort to gain approval from the FDA for faropenem medoxomil, then our ongoing development programs for faropenem medoxomil will be lengthy and expensive. The amount of time and cost associated with these trials are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and details of future trial designs. In addition, the guidance we receive from the FDA in future meetings with them will influence the number, size and duration of planned and unplanned trials. Even if clinical trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates for at least two or three years. Even if we conduct these trials in accordance with FDA recommendations and achieve protocol defined end points, faropenem medoxomil may not be approved.

Further delays in clinical testing or approval could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We currently plan to limit our faropenem medoxomil adult clinical trial activities to completion of the ongoing Phase III placebo-controlled clinical trial for treatment of acute exacerbation of chronic bronchitis until we have a collaboration partner for the faropenem medoxomil adult program. Even in this trial, we temporarily stopped enrollment to exclude Ketek®. We had included Ketek as a comparator in the clinical trial to generate secondary data points versus a product projected to be a competitor product to faropenem. We based our decision to exclude Ketek on the findings of a joint Advisory Meeting of the FDA’s Anti-Infective Drug and Drug Safety and Risk Management committees held on December 14 and 15, 2006 that recommended to the FDA that the risks of using Ketek outweigh the benefits of using the drug for treatment of acute exacerbation of chronic bronchitis. This recommendation was adopted by the FDA on February 12, 2007. Following required communication with investigational review boards overseeing the clinical trial sites, we have re-initiated this trial without the Ketek comparator arm. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board or ministry of health approval at each site or country in which we seek to conduct clinical trials, in recruiting patients to participate in a trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, and whether the clinical trial design involves comparison to placebo. Our antibiotics treat bacterial infections which tend to be seasonal in nature. As a result, during certain times of the year, it is difficult to find patients to enroll in our trials. Prescribing physicians would also face ethical issues associated with enrolling patients in clinical trials of our product candidates over existing antibiotics that have established safety and efficacy profiles or in placebo-controlled trials. These ethical issues may be even more pronounced in conducting clinical trials of antibiotics in children. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and delay our ability to generate revenue or seek approval of faropenem medoxomil.

The success of our current business strategy will depend in part on our ability to obtain FDA approval of faropenem medoxomil for pediatric use and, if FDA approval is obtained, to successfully market an oral liquid formulation for the pediatric market.

The development of faropenem medoxomil for pediatric use is an important part of our current business strategy. We have developed a prototype oral liquid formulation, completed a Phase II trial in acute otitis media (middle ear infection) and are considering conducting future studies in acute otitis media and tonsillitis/pharyngitis. Our ability to successfully develop and market this product candidate for pediatric use is subject to various risks, including the following:

•	It is unusual for the FDA to approve a drug for pediatric use that has not been approved for adult use. As a result, in the event that we abandon further development of faropenem medoxomil for adult use, it may be difficult to obtain FDA approval for a pediatric indication.

•	Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It may take us and any future collaboration partner several years to complete the testing and trials and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. These risks are potentially more pronounced in clinical tests involving children.

•	We have completed only one Phase II clinical trial in children with acute otitis media to date. A clinical trial conducted by Bayer for tonsillitis/pharyngitis in adults did not meet its primary endpoint.

•	Any NDA or other marketing authorization applications that we may file might be denied by the FDA and analogous foreign regulators.

•	Any regulatory approval we ultimately obtain may be limited or subject to post-approval commitments that render the product not commercially viable.

•	This product candidate, even if found to be safe and effective, might be difficult to develop into a commercially viable drug or to manufacture on a large scale, It may also prove to be economically unfeasible to market commercially.

•	Competitors may develop and market superior drugs or be more effective in marketing equivalent drugs.

•	Even if this product candidate is successfully developed and effectively marketed, the size of the market may be smaller than expected or may decrease over time, such that our sales revenue is less than initially contemplated.

Any failure to obtain regulatory approval of faropenem medoxomil for pediatric use would have a material and adverse impact on our ability to successfully execute our current business strategy and would significantly reduce the revenues that we might generate from faropenem medoxomil.

All of the Phase III clinical trials of faropenem medoxomil included in our NDA filed in December 2005 were conducted using a 300 mg, twice per day, dose. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. If the incidence of adverse events from use of faropenem medoxomil at the 600 mg, twice per day dose is significantly higher than that observed in completed clinical studies at the 300 mg, twice per day we may not be able to generate future revenue from faropenem medoxomil.

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II study conducted in 2005. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose was compared to a 300 mg, twice per day, dose seven day treatment course in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. If there is an increased level of adverse events observed for faropenem medoxomil 600mg, twice per day as compared to 300mg twice per day, it will reduce future potential product revenue from faropenem medoxomil.

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

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to faropenem medoxomil. These efforts include potential licensing and acquisition transactions. To date, we have in-licensed rights to each of our product candidates. In addition to our internal drug development efforts, we may seek to expand our product pipeline and technologies by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our business and complement our existing product candidates, research programs and technologies.

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

Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot ensure that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

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

Because we do not currently know when or if we will continue clinical development of faropenem medoxomil for certain adult indications or any other indications, we are more dependent on the potential success of our internal discovery research programs and product candidates other than faropenem medoxomil. Our only other existing product candidate, REP8839, is in Phase I clinical development. As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program. A significant portion of the research that we are conducting involves new and unproven technologies, and may not result in the discovery or development of commercially viable products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, any compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we continue our clinical development program for faropenem medoxomil for certain adult indications or any other indications we will have fewer resources to devote to the further research and development of other product candidates, such as REP8839, or potential product candidates identified through our discovery research program. There is no guarantee that we will be able to successfully advance any product candidates identified through our discovery research program into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale. In addition, the size of the potential markets for such other product candidates may not be as attractive as the potential markets for faropenem medoxomil. If we are unable to develop suitable potential product candidates through internal research programs or are not able to advance the development of our early stage product candidates such as REP8839, our business will suffer and we may be unable to grow our business.

We are at an early stage of development as a company, with no current sources of revenue, and we may never generate future revenue or become profitable.

We are a biopharmaceutical company that emerged from the development stage in February 2006 and have a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. Our ability to generate revenue depends heavily on:

•	our ability to obtain a new collaboration partner for faropenem medoxomil on acceptable terms;

•	obtaining U.S. and foreign regulatory approvals for our lead product candidate, faropenem medoxomil;

•	successfully developing and securing regulatory approval for our product candidate, REP8839; and

•	successfully commercializing any product candidates for which we receive FDA approval.

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

We have experienced significant operating losses since our inception in 2000. At December 31, 2006, we had an accumulated deficit of approximately $117 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Forest Laboratories under our former collaboration agreement. Due to the October 2006 FDA non-approval letter for our December 2005 NDA for faropenem medoxomil and the termination of our Forest Laboratories collaboration agreement announced in February 2007, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable.

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

We do not expect that our current capital resources will be sufficient to fund the complete development of our faropenem medoxomil and REP8839 product candidates and any product candidates generated from our discovery research program. To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. Due to the termination of our Forest Laboratories collaboration agreement announced in February 2007, our prospects for near term future revenues are substantially uncertain. We currently intend to seek a new collaboration partner for faropenem medoxomil and use our cash and cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. If we cannot find a new collaboration partner on acceptable terms or if the funds provided from existing resources are insufficient to satisfy our future capital needs, or if we develop, in-license or acquire additional products or product candidates or pursue additional applications for our product candidates, we may seek to sell additional equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

We have limited manufacturing capabilities and will depend on third parties to manufacture faropenem medoxomil and future products. If these manufacturers fail to meet our requirements and strict regulatory standards, we may be unable to develop or commercialize our products.

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. If we decide to pursue additional large scale clinical trials for faropenem medoxomil or if our other product candidates advance into full scale clinical trials, we may not have the capability to manufacture quantities of faropenem medoxomil or such other product candidates for our clinical trials. We originally engaged Nippon Soda and MEDA as our sole suppliers of faropenem medoxomil drug substance and faropenem medoxomil tablets, respectively. Pursuant to the terms of our former collaboration agreement with Forest Laboratories, Forest Laboratories had agreed to assume responsibility for supply chain management for faropenem medoxomil and entered into a direct relationship with both Nippon Soda and MEDA as its sole supplier of faropenem medoxomil drug substance. However, following termination of our agreement with Forest Laboratories, the Nippon Soda and MEDA obligations revert directly to us. We are contractually bound to purchase all of our requirements from these parties and we expect Nippon Soda and MEDA will be our and a future collaboration partner’s sole suppliers of faropenem medoxomil drug substance and tablets for the foreseeable future. Nippon Soda and MEDA may terminate these supply agreements for a number of reasons, such as:

•	an uncured material breach of the supply agreement by us;

•	our liquidation or insolvency; or

•	in some circumstances, following a change of control.

MEDA and Nippon Soda will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies for compliance with good manufacturing practices regulations, or cGMPs, and similar foreign standards. We do not have control over compliance by MEDA and Nippon Soda with these regulations and standards.

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

Reliance on a third party manufacturer entails risk to which we would not be subject if we manufactured products ourselves, including:

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

We rely on Nippon Soda to manufacture faropenem medoxomil drug substance and currently have no plans to develop our own manufacturing facility. The facilities used by our contract manufacturer to manufacture our product candidates must be approved by the FDA. Nippon Soda’s facility has undergone its initial inspection by the FDA as part of the faropenem medoxomil NDA review. Although no 483 observations were noted by the FDA site inspector, if Nippon Soda cannot successfully manufacture material that conforms to our specifications and strict regulatory requirements, Nippon Soda will not be able to maintain FDA approval for its manufacturing facility. If the FDA does not maintain approval of this facility for the manufacture of faropenem medoxomil, we may need to find alternative manufacturing facilities, which would result in significant delay of up to several years in obtaining approval for and manufacturing faropenem medoxomil. In addition, our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over Nippon Soda’s compliance with these regulations and standards. Failure by Nippon Soda to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspension or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over Nippon Soda’s ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

Any of our product candidates that are in clinical trials or that we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any of our product candidates currently in clinical trials or that we advance into clinical trials are subject to extensive regulation by the FDA in the U.S. and by comparable governmental authorities in foreign markets. Currently, we are developing faropenem medoxomil for adult and pediatric use and we have commenced Phase I clinical testing of REP8839. In the U.S. and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any product candidate.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Kenneth Collins, our President and Chief Executive Officer, Roger Echols, M.D., our Chief Medical Officer, Peter Letendre, Pharm. D., our Chief Commercial Officer, and Nebojsa Janjic, Ph.D., our Chief Scientific Officer. The loss of services of any of Mr. Collins, Dr. Echols, Dr. Letendre or Dr. Janjic or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. In addition, we only recently formed our clinical and regulatory group, which is based in Connecticut, the services of which we highly depend upon to conduct our clinical programs and obtain regulatory approvals.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. In addition, we may be required to grant significant amounts of share-based compensation to certain individuals to attract them, which could increase the related non-cash compensation expense. We may not be able to attract and retain qualified personnel on acceptable terms. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason.

We currently have no sales organization. If we are unable to establish a direct sales force in the U.S. to promote our product candidates, the commercial opportunity for our product candidates may be diminished.

We currently have no sales organization. If our lead product candidate, faropenem medoxomil, is approved by the FDA for adult use, we will require a collaboration partner to market the product. If faropenem medoxomil is approved by the FDA for pediatric use, we may opt to market and sell faropenem medoxomil to pediatricians in the U.S. We will incur significant additional expenses and commit significant additional management resources to establish a pediatric sales force. We may not be able to establish a pediatric specialty sales force in a cost effective manner or realize a positive return on this investment. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our product candidates directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

If approved, our lead product candidate, faropenem medoxomil, will compete against both generic and branded community antibiotic therapies. The market for such products is very competitive and includes generic products, such as amoxicillin/clavulanate, and established branded products, such as Omnicef®, Zithromax®, Ketek® and Levaquin®, which are marketed by major pharmaceutical companies, all of which have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Over the next several years, our future products, if any, will face more competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity. Many of the currently branded antibiotics will be sold as generics before we expect to be able to commercially launch faropenem medoxomil. Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are preferred by managed care providers of health services. As a result, managed care may place different constraints on formulary status and reimbursement at the time we expect to be able to commercially launch faropenem medoxomil. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may have limited revenue potential due to formulary status. Our commercial opportunity will also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

Daiichi Asubio owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, medoxomil and other faropenem prodrugs. We have licensed from Daiichi Asubio the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Daiichi Asubio patents. Beginning in 2008, when the Daiichi Asubio patents related to the faropenem parent compound expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of a faropenem medoxomil NDA, if any, competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil.

If product liability lawsuits are successfully brought against us or any future collaboration partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. We have agreed to indemnify Nippon Soda from product liability claims under our commercial arrangement with it. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have agreements with third-party contract research organizations to provide monitors for and to manage data for our on-going clinical programs. We and our contract research organizations are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our license agreement with Daiichi Asubio provides us with an exclusive license to develop and sell any products with the compound faropenem medoxomil as an active ingredient for any indication in the U.S. and Canada. Either we or Daiichi Asubio may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice. We are currently in discussions with Daiichi Asubio regarding the future development plans for faropenem medoxomil. If there is any dispute between us and Daiichi Asubio regarding our rights or obligations under the license agreement, including diligence obligations, the achievement of milestones or interpretation of other material provisions, we risk litigation and our business may be adversely affected. If our license agreement with Daiichi Asubio were terminated, we would lose our rights to develop and commercialize faropenem medoxomil.

If we fail to gain and maintain approval for our product candidates in international markets, our market opportunities will be limited.

Sales of our product candidates outside of the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing or marketing of the product candidate in those countries. Approval in the U.S., or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional trials and additional expenses. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries. Clinical trials conducted in one country may not be accepted by other countries and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. None of our product candidates is approved for sale in international markets and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue will be diminished.

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

If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our contract manufacturers’ facilities, or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, marketing, sales, and reimbursement of our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our product candidates or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation, and exclusion of our products from the Medicare/Medicaid payment system. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot ensure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our annual reports filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, significant fines, enforcement or other civil or criminal actions by the Securities and Exchange Commission or delisting by the NASDAQ Global Market or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting or other consequence of failing to comply with applicable regulations, this may cause our stock price to decline.

Reimbursement may not be available for our product candidates, which could diminish our sales or affect our ability to sell any future products profitably.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 added an outpatient prescription drug benefit to Medicare, which became effective on January 1, 2006. Drug benefits under this provision are administered through private plans that negotiate price concessions from pharmaceutical manufacturers. We cannot be certain that faropenem medoxomil will successfully be placed on the list of drugs covered by particular health plans or plan formularies, nor can we predict the negotiated price for faropenem medoxomil, which will be determined by market factors. With respect to Medicaid, the Deficit Reduction Act of 2005 made several changes to the way pharmacies are reimbursed under Medicaid, most of which went into effect on January 1, 2007. These changes could lead to reduced drug prices. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If faropenem medoxomil or our other product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients.

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

We are a small company with 85 employees as of December 31, 2006. As our development and commercialization plans and strategies develop, we may need to either expand or reduce the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any restructuring activity could result in disruption to our business, adversely affect the morale of our employees and make it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

As of December 31, 2006, we have exclusively licensed from Daiichi Asubio two issued U.S. patents, one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a prodrug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Daiichi Asubio. Although Daiichi Asubio has agreed to cooperate with us in such efforts, if requested, we cannot be assured that Daiichi Asubio would devote sufficient efforts to cooperate with us in these circumstances.

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

Daiichi Asubio owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, faropenem medoxomil and other faropenem prodrugs. We have licensed from Daiichi Asubio the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Daiichi Asubio patents. Beginning in 2008, when the Daiichi Asubio patents expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of a faropenem medoxomil NDA, if any, generic and branded competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil. To the extent that any competitor relies on any of the findings of safety or efficacy with respect to faropenem medoxomil, the competitor will have to certify that its compound either does not infringe our patents or that our patents are invalid.

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

Risks Related to Ownership of our Common Stock

The market price of our common stock is highly volatile.

Prior to June 28, 2006, there was no public market for our common stock. We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;

•	termination of significant agreements;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	the success of our development efforts and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our commercialization partners, or our competitors and the timing of these introductions or announcements;

•	actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors;

•	changes in the market valuations of similar companies;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	developments relating to proprietary rights held by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently own approximately 49% of our voting stock, including shares subject to outstanding options and warrants, and we expect this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our common stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Substantially all of our stockholders that owned shares prior to our initial public offering that was completed on July 3, 2006 were subject to lock-up agreements with the underwriters of the offering that restricted the stockholders’ ability to transfer shares of our common stock until December 25, 2006. Subject to certain limitations, a significant portion of our total outstanding shares became eligible for sale upon expiration of the lock-up period. In addition, shares issuable upon exercise of options and warrants vested as of December 25, 2006 became eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock and warrants to purchase shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for any shares purchased by our affiliates as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe, based on an analysis of historical equity transactions under the provisions of Section 382, that ownership changes have in fact occurred at two points since our inception. Such ownership changes can have the impact of limiting the utilization of net operating losses in future periods. We are finalizing our evaluation as to whether such ownership changes will result in the loss of our net operating loss carryforwards that existed on the date of the ownership change. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our facilities currently consist of approximately 52,000 square feet of laboratory and office facilities located at our headquarters in Louisville, Colorado, which is leased until September 2011, and approximately 8,000 square feet of office facilities for our clinical and regulatory group in Milford, Connecticut, which is leased until May 2010.

We believe that these facilities are adequate to meet our current needs. We believe that if additional space beyond the space currently under lease is needed in the future, such space will be available on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Kenneth J. Collins	60	President, Chief Executive Officer and Director
Roger M. Echols, M.D.	59	Chief Medical Officer
Nebojsa Janjic, Ph.D.	46	Chief Scientific Officer and Secretary
Peter W. Letendre, Pharm.D.	49	Chief Commercial Officer
Donald J. Morrissey, Jr.	41	Senior Vice President, Corporate Development
Mark L. Smith	45	Chief Financial Officer and Treasurer

Kenneth J. Collins has served as our President, Chief Executive Officer and a member of the board of directors since January 2002. From 1997 to 2001, Mr. Collins served as President of Pegasus Technology Ventures, a firm that advised and raised seed capital for early stage life sciences companies. From 1995 to 1996, Mr. Collins served as Chief Financial Officer and a member of the board of directors of Quark, Inc., a developer of desktop publishing software. Mr. Collins served as an Executive Vice President from 1992 to 1994 and Chief Financial Officer from 1983 to 1994 of Synergen, Inc., a biotechnology company. Mr. Collins holds a B.S. from the University of Notre Dame and an M.B.A. from the Harvard Business School.

Roger M. Echols, M.D. has served as our Chief Medical Officer since January 2005. From 1997 to 2004, Dr. Echols served as Vice President of Infectious Disease Clinical Research and Development at Bristol Myers Squibb. He served as Medical Director at Immunex Corporation from 1996 to 1997 and as Medical Director at Bayer Corporation from 1989 to 1996. Prior to joining the pharmaceutical industry, Dr. Echols was Head of the Division of Infectious Diseases at Albany Medical College and an attending physician at Albany Medical College. Dr. Echols holds a B.A. from Yale University and an M.D. from Tufts University School of Medicine and trained in internal medicine and infectious diseases at the University of New Mexico.

Nebojsa Janjic, Ph.D. has served as our Secretary since December 2000 and as our Chief Scientific Officer since June 2005. Dr. Janjic joined us at inception and served as our Senior Vice President and Vice President, Research and Development until June 2005. From 1992 to 1999, Dr. Janjic held various positions at NeXstar Pharmaceuticals, Inc., a biotechnology company, most recently serving as Senior Director, Drug Discovery. Dr. Janjic holds B.S. and Ph.D. degrees from the University of Washington and completed postdoctoral training at the Scripps Research Institute.

Peter W. Letendre, Pharm.D. has served as our Chief Commercial Officer since March 2005. From October 2002 until February 2005, Dr. Letendre held various positions at Abbott Laboratories, most recently as Vice President and General Manager of the anti-infective division from October 2002 until July 2004. From

August 1990 to September 2002, Dr. Letendre held a number of marketing positions with SmithKline Beecham and GlaxoSmithKline Pharmaceuticals, including Marketing Director for the diabetes and metabolism division from 1998 to 2000. From 1988 to 1990, Dr. Letendre served as the Associate Dean of Clinical Practice at Southeastern University of the Health Sciences. Dr. Letendre holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences.

Donald J. Morrissey, Jr. has served as our Senior Vice President, Corporate Development since March 2006 and, prior to that, as Vice President, Corporate Development since 2002. From 1997 to 2002, Mr. Morrissey held various positions with Caliper Technologies, most recently as Vice President, Legal Affairs and Business Development from September 2001 to November 2002. From 1992 to 1997, Mr. Morrissey was a business attorney with Cooley Godward LLP. Mr. Morrissey holds a B.A. from the University of Colorado and a J.D. from the University of Southern California Law School.

Mark L. Smith has served as our Chief Financial Officer and Treasurer since March 2006. From August 1999 to March 2006, Mr. Smith held financial executive capacities at Nabi Biopharmaceuticals, including serving as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from 2001 to March 2006. From 1998 to 1999, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Neuromedical Systems, Inc. From 1996 to 1998, Mr. Smith served in various financial executive capacities at Genzyme Corporation. From 1991 to 1996, Mr. Smith held various positions at Genetrix, Inc., most recently as its Chief Financial Officer. Before joining Genetrix, Inc., Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both the U.S. and Australia. Mr. Smith holds a B.A. in Accounting from the Canberra College of Advanced Education in Australia.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock began trading on the Nasdaq Global Market under the symbol RDYN on June 28, 2006. The following table sets forth the high and low sales prices for our common stock (based upon intra-day trading) as reported by the Nasdaq Global market since June 28, 2006:

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2006
Second quarter	$10.25	$9.66
Third quarter	10.86	8.40
Fourth quarter	10.74	4.80

The number of record holders of our common stock on March 15, 2007 was approximately 1,256. No cash dividends have been previously paid on our common stock and none are anticipated in 2007.

Recent Sales of Unregistered Securities

None

Use of Proceeds from the Sale of Registered Securities

After deducting expenses of the initial public offering of our common stock in 2006 pursuant to our Registration Statement on Form S-1 (Reg. No. 333-133021) declared effective by the Securities and Exchange Commission on June 28, 2006 (the “Offering”), we received net offering proceeds of approximately $44.5 million. As of December 31, 2006, we have used approximately $20.7 million of the net proceeds of the Offering to fund our operations, including clinical trials related to faropenem medoxomil, clinical trials related to REP8839, activities related to the development of our preclinical product candidates, and general corporate purposes. The remainder of the net proceeds from the Offering are invested in various interest-bearing instruments and accounts or marketable securities. We plan to allocate more proceeds from the Offering to our faropenem development activities and discovery research programs than was originally contemplated by the use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) with respect to the Offering.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

ITEM 6.	SELECTED FINANCIAL DATA (In Thousands, Except for Net Loss Per Share) (1)

The following selected financial data should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report. The selected financial data in this section is not intended to replace our financial statements and the accompanying notes. Historical results are not necessarily indicative of operating results to be expected in the future. All amounts in the following table are expressed in thousands, except for per share data.

The selected financial data presented below for each year in the four years ended December 31, 2006, are derived from our financial statements, which have been audited for 2006, 2005, 2004 and 2003 by KPMG LLP registered public accounting firm, and are qualified by reference to such Financial Statements and Notes thereto. The financial data for 2002 is derived from our unaudited financial statements. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The statements of operations data for the year ended December 31, 2003 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements not included in this Annual Report. The statements of operations data for the year ended December 31, 2002 and balance sheet data as of December 31, 2002 are derived from our unaudited financial statements also not included in this Annual Report. We adopted the provisions of SFAS 123(R) on January 1, 2006, and our results for the year ended December 31, 2006 reflect $1.2 million of stock-based compensation expense.

	Years Ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands, except share and per share amounts)

Statement of Operations Data:
Revenue	$15,988	$441	$834	$726	$—
Costs and expenses:
Research and development	38,295	29,180	16,282	12,331	2,517
Sales, general and administrative	12,187	5,329	2,994	2,155	1,275

Total costs and expenses	50,482	34,509	19,276	14,486	3,792

Loss from operations	(34,494)	(34,068)	(18,442)	(13,760)	(3,792)
Other income (expense), net	5,245	399	(797)	(190)	30

Net loss	(29,249)	(33,669)	(19,239)	(13,950)	(3,762)
Preferred stock dividends and accretion	(5,391)	(7,191)	(3,560)	(1,294)	(915)

Net loss attributable to common stockholders	$(34,640)	$(40,860)	$(22,799)	$(15,244)	$(4,677)

Basic and diluted net loss attributable to common stockholders per share(1):	$(2.49)	$(39.20)	$(30.55)	$(20.82)	$(6.59)

	As of December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$125,567	$59,420	$27,018	$692	$8,549
Working capital	68,147	50,755	24,409	(1,657)	7,400
Total assets	135,561	63,579	30,067	4,169	11,988
Long-term debt, net of current portion and discount	—	—	84	1,208	1,688
Accumulated deficit	(116,980)	(83,107)	(42,235)	(20,105)	(4,960)
Preferred stock	—	136,815	69,447	20,058	13,764
Total stockholders’ equity (deficit)	71,372	(82,632)	(42,202)	(20,115)	(4,918)

(1)	Please see Note 2 to our financial statements for an explanation of the method used to calculate the net loss attributable to common stockholders per share and the number of shares used in the computation of the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under Part I, Item 1A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” under Part I, Item 1.

Overview

We are a biopharmaceutical company initially focused on discovering, developing, in-licensing and commercializing innovative anti-infective products. Our lead product candidate, faropenem medoxomil, is a novel oral community antibiotic. Since our inception, we have focused on the in-license and acquisition of technology acquired as in-process research and development, the selection of product candidates for pre-clinical testing, and the manufacture of clinical trial materials. The majority of our activities have been in support of the development of faropenem medoxomil and REP8839. On February 10, 2006, upon entering into a collaboration and commercialization agreement with Forest Laboratories, we were no longer considered a development stage company.

We submitted a new drug application, or NDA, in December 2005 for faropenem medoxomil based on 11 Phase III studies for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. This submission included safety data for over 5,000 patients who have been treated with faropenem medoxomil. In October 2006, the FDA issued a non-approvable letter with respect to this NDA citing the need for further clinical trials for all indications, including clinical trials using a superiority design versus placebo or an active comparator drug for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. Since then, we have engaged in ongoing discussions with the FDA directed at determining the specific clinical trial designs required to obtain approval for the community respiratory tract infection indications of acute bacterial sinusitis, acute exacerbation of chronic bronchitis and community acquired pneumonia. Although a future partner may pursue the indication for uncomplicated skin and skin structure infections, the focus of our current activities is to clarify the approval process for faropenem medoxomil in the treatment of community respiratory tract infections. Based on the FDA’s recommendations in the non-approvable letter, as well as our ongoing discussions, we anticipate that comparator studies demonstrating that faropenem medoxomil is not inferior to currently approved products for the treatment of community acquired pneumonia will be required for approval in this indication. If we seek approval for faropenem medoxomil to treat acute bacterial sinusitis and acute exacerbation of chronic bronchitis in addition to community acquired pneumonia, the faropenem medoxomil adult program may be anchored on at least two clinical trials for the treatment of community acquired pneumonia with single clinical trials using a superiority clinical trial design in acute bacterial sinusitis and acute exacerbation of chronic bronchitis. We anticipate that we will conduct superiority studies comparing treatment with faropenem medoxomil to placebo for acute bacterial sinusitis and continue our ongoing Phase III clinical trial for treatment of acute exacerbation of chronic bronchitis comparing treatment with faropenem medoxomil to placebo, which design is intended to meet the FDA’s new requirements. We further understand that clinical trials for community respiratory indications will include a requirement for minimum levels of microbiologic confirmation of physician assessed clinical outcomes. Future clinical trials of faropenem medoxomil will be conducted using the 600 mg, twice per day, dose. The clinical trials included in the NDA submitted in December 2005 were conducted using a 300 mg, twice per day, dose. We believe that this higher dose may offer the potential for even greater efficacy than the lower dose.

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to co-develop and co-market faropenem medoxomil in the U.S. Under this agreement, we received upfront and milestone payments totaling $60 million in 2006. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate. As a result, we will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories. There are no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and all amounts received by us under the agreement are non-refundable. Due to the termination of our Forest Laboratories collaboration agreement, our prospects for near term future revenues are substantially uncertain. We currently intend to seek a new partner for faropenem medoxomil and use our cash, cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. We currently plan to limit our faropenem medoxomil adult clinical trial activities to the completion of the ongoing Phase III placebo-controlled clinical trial for the treatment of acute exacerbation of chronic bronchitis until we have a partner for the faropenem medoxomil adult program.

Our second product candidate, REP8839, has exhibited promising activity in pre-clinical studies against S. aureus, including MRSA and mupirocin resistant strains of S. aureus. We are developing REP8839 for topical treatment of skin and wound infections. Our initial target indication will be impetigo, one of the most common skin infections among children. We submitted an investigational new drug, or IND, application for the clinical development of a REP8839/mupirocin combination product in May 2006 and commenced Phase I clinical testing in August 2006. Mupirocin is a widely used topical antibiotic. We will initially pursue development of REP8839 as a stand alone compound due to its activity against key pathogens in the treatment of skin and wound infections and a more straightforward regulatory approval process for the development of single drug products as compared to combination drug products. We retain worldwide rights to REP8839.

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

We completed our initial public offering on July 3, 2006. In connection with this offering, we issued 4,500,000 shares of common stock at an offering price of $10 per common share. On August 2, 2006, in accordance with the terms of our agreement with the underwriters of the initial public offering, we sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment options. Including the exercise of the over-allotment options, we issued a total of 5,006,000 shares of common stock in our initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $44.5 million, net of underwriters’ discount and offering costs.

We have incurred significant operating losses since our inception on December 6, 2000, and, as of December 31, 2006, we had an aggregate net loss of $100.4 million and accumulated net loss attributable to common stockholders of $118.7 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments received from Forest Laboratories under our former collaboration and commercialization agreement. We expect to continue to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Former Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate. This termination follows the issuance in October 2006 of a non-approvable letter by the FDA for our NDA for faropenem medoxomil that was submitted to the FDA in December 2005. As a result, we will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories. There are no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. We received $60 million in upfront and milestone payments from Forest Laboratories during the period of our collaboration. In accordance with the termination provisions of the collaboration agreement, Forest Laboratories is obligated to cooperate with us to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 days of the transition period, the terms and conditions of the collaboration agreement remain in effect, including reimbursement of the majority of ongoing direct development costs for faropenem medoxomil, as defined. We have agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate our clinical trial among patients with acute exacerbation of chronic bronchitis.

In accordance with our revenue recognition policy for upfront and milestone payments received under collaboration and commercialization agreements, we have recognized revenue for the payments received to date on a straight-line basis over a period of approximately 14 years, which was the estimated period of benefit. These upfront and milestone payments received are non-refundable. As no further obligations exist beyond a termination period in 2007, we anticipate recognizing the remaining unamortized deferred upfront and milestone fees as revenue in 2007. We also received reimbursements from Forest Laboratories for research and development and sales and marketing activities. These amounts have been recorded as revenue. This treatment reflected our role as principal in these transactions whereby we were responsible for selecting vendors, performing significant duties and bearing credit risk.

Comparison of Years Ended December 31, 2006 and 2005

Revenue.  Revenue was $16 million for the year ended December 31, 2006, as compared to $0.4 million for the year ended December 31, 2005. The increase was due to revenue generated from our collaboration and commercialization agreement with Forest Laboratories which began in 2006. Revenue recognized during 2006 includes $3.8 million of license revenue, representing a portion of the upfront and milestone payments totaling $60 million, which was being recognized in our financial statements as of December 31, 2006 as revenue over the estimated period of performance of approximately 14 years, and $12.2 million of contract revenue for funded activity under our collaboration and commercialization agreement with Forest Laboratories. Revenue recognized in 2005 consists solely of license revenue generated from a research and development project that was completed in 2005. Based on the termination of our collaboration with Forest Laboratories and there being no further obligations beyond a termination period in 2007, we anticipate recognizing the remaining unamortized deferred revenue balance in 2007. Thus, increased revenues to be recognized in 2007 due to this acceleration of recognition of the Forest Laboratories payments are not indicative of a change in operating results, but the application of this accounting policy in light of the termination of our collaboration with Forest Laboratories. Due to the termination of this collaboration relationship, our prospects for other near term future revenues are substantially uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new collaboration partner for faropenem medoxomil on acceptable terms.

Research and Development Expense.  Research and development expenses were $38.3 million for the year ended December 31, 2006 compared to $29.2 million for the year ended December 31, 2005. Research and development expenditures made to advance our product candidates and other research efforts during 2006 and 2005 were as follows (in thousands):

	Year Ended
	December 31,		Change
	2006	2005	$	%

Faropenem medoxomil	$23,266	$24,744	$(1,478)	(6)%
REP8839	8,363	3,589	4,774	133%
Other research and development	6,666	847	5,819	687%

	$38,295	$29,180	$9,115	31%

Costs incurred for the development of faropenem medoxomil were lower in 2006 compared to 2005 primarily reflecting decreased external clinical trial activity of $2.5 million, a $1.6 million decrease in costs of our internal research and development personnel and related costs and a $1 million decrease in expense incurred under our license agreement with Daiichi Asubio. These decreases were partially offset by $2.9 million of supply agreement contingencies that were recognized on October 20, 2006 when the FDA issued a non-approvable letter for the NDA we filed for faropenem medoxomil. During 2006, we continued to support our ongoing placebo controlled Phase III trial among patients with acute exacerbation of chronic bronchitis and our Phase II dose ranging clinical trial among pediatric patients with acute otitis media. During 2005, in addition to the thorough QT study completed for faropenem medoxomil in connection with our NDA submission we incurred significant external clinical research organization expenses supporting preparation of the NDA for faropenem medoxomil that was filed with the FDA in December 2005.

In 2006, costs to support our REP8839 program increased by $4.8 million compared to 2005 following initiation of our Phase I clinical trials program for this compound in July 2006, which resulted in increased external clinical trial costs of $1.9 million and internal personnel costs of $0.7 million. In 2006 we also incurred $1.5 million under our June 2003 purchase agreement with GlaxoSmithKline PLC, or GSK, due upon filing of our IND related to REP8839 with the FDA that was accounted for as research and development expense. We have no further financial obligations due to GSK under this agreement.

In 2006, other research and development costs increased by $5.8 million compared to 2005. Costs of internal research and development personnel and related costs increased by $2.2 million as we increased our research and development personnel in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs. Other costs in support of these activities included external pre-clinical research, consulting, services and chemicals, compounds and laboratory costs that increased by $2 million.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. Although we are currently focused primarily on faropenem medoxomil for the treatment of community-acquired respiratory tract infections and have commenced the clinical trials program for an oral liquid formulation of faropenem medoxomil for treatment of acute otitis media in pediatric patients, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the guidance we receive through meetings with the FDA regarding each intended indication for faropenem medoxomil and the scientific and clinical success of each of our product candidates.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.2 million for the year ended December 31, 2006, as compared to $5.3 million for the year ended December 31, 2005. The increase was primarily due to increased personnel and related costs of $4.3 million which resulted from additional staff required to support our commercial organization and administrative and finance personnel, costs of recruiting and relocating personnel, costs associated with the initial adoption of SFAS 123(R), Share-based Payment, of $0.8 million, as well as $0.8 million in additional legal, accounting, insurance and other professional costs related to compliance obligations associated with being a public company. Market research expenses also increased by $1 million, principally related to market research associated with faropenem medoxomil and REP8839. We expect that selling, general and administrative expenses will remain relatively the same in 2007.

Investment Income, net.  Investment income was $6 million for the year ended December 31, 2006, as compared to $0.7 million for the year ended December 31, 2005. The increase was primarily due to higher overall cash available for investing following receipt of $60 million under our collaboration and commercialization agreement with Forest Laboratories in the first quarter of 2006 and $44.5 million in net proceeds from our initial public offering completed in the third quarter of 2006.

Interest Expense.  Interest expense was $14 thousand for the year ended December 31, 2006, as compared to $0.1 million for the year ended December 31, 2005. The decrease was due to payment in full of our equipment loan and security agreement during the first quarter of 2006.

Other Expense, net.  Other expense was $0.7 million for the year ended December 31, 2006, as compared to $0.2 million for the year ended December 31, 2005. The increase was primarily due to the recognition of approximately $0.4 million in foreign currency losses associated with our foreign currency denominated payables.

Comparison of Years Ended December 31, 2005 and 2004

Revenue.  Revenue was $0.4 million for the year ended December 31, 2005, as compared to $0.8 million for the year ended December 31, 2004. The decrease was primarily due to the completion of a research and development project in 2005.

Research and Development Expense.  Research and development expenses were $29.2 million for the year ended December 31, 2005 compared to $16.3 million for the year ended December 31, 2004. Research and development expenditures made to advance our product candidates and other research efforts during 2005 and 2004 were as follows (in thousands):

	Year Ended
	December 31,		Change
	2005	2004	$	%

Faropenem medoxomil	$24,744	$12,626	$12,118	96%
REP8839	3,589	2,629	960	37%
Other research and development	847	1,027	(180)	(18)%

	$29,180	$16,282	$12,898	79%

Costs incurred for the development of faropenem medoxomil were $12.1 million higher in 2005 compared to 2004 primarily reflecting increases in external clinical trial activity of $7 million and pre-clinical trial activity of $0.7 million. During 2005, we commenced clinical trials for our placebo controlled Phase III trial among patients with acute exacerbation of chronic bronchitis and our Phase II dose ranging clinical trial among pediatric patients with acute otitis media. The cost of our internal research and development personnel increased by $3.3 million in 2005 compared to 2004 as we increased our clinical and regulatory head count in support of our clinical development activities. During 2004, our clinical and pre-clinical efforts were focused primarily on preparing to file our NDA for faropenem medoxomil in 2005 and designing clinical studies on faropenem medoxomil in additional areas, including a placebo controlled Phase III study for treatment of acute exacerbation of chronic bronchitis.

In 2005, costs to support our REP8839 program increased by $1 million compared to 2004 following initiation of our Phase I clinical trials program for this compound, which contributed to increased clinical and pre-clinical trial costs of $0.7 million and internal personnel costs of $0.3 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.3 million for the year ended December 31, 2005, as compared to $3 million for the year ended December 31, 2004. The increase was primarily due to increased personnel and related costs of $0.8 million related to staffing necessary to support our growth, costs of recruiting and relocating personnel and conducting market research of $0.7 million, as well as professional service expenses of $0.4 million, principally legal expenses related to patent filings and general corporate and licensing activities.

Investment Income, net.  Investment income was $0.7 million for the year ended December 31, 2005, as compared to $0.2 million for the year ended December 31, 2004. The increase was due to higher overall cash available for investing throughout 2005 as compared to 2004. We sold shares of our Series C redeemable convertible preferred stock in preferred stock financings that were completed in April, August, September and November 2004 with net proceeds of $38.8 million and therefore did not have a full year of interest and other income on the proceeds from that financing in 2004. We sold shares of our Series D redeemable convertible preferred stock in a preferred stock financing that we completed in August 2005 with net proceeds of $60.2 million, which increased our average cash balance available for investment in 2005 compared to 2004.

Interest Expense.  Interest expense was $0.1 million for the year ended December 31, 2005, as compared to $0.5 million for the year ended December 31, 2004. The decrease was due to a lower overall debt balance throughout 2004 as compared to 2005. Additionally, we no longer incurred interest expense on our convertible notes payable when these notes were converted to Series C redeemable convertible preferred stock in 2004.

Loss on Extinguishment of Convertible Notes Payable.  In 2004, our convertible notes payable were converted into Series C redeemable convertible preferred stock. We recorded a loss of $0.5 million, which amount is equal to the difference between the carrying value of the convertible notes payable and the fair value of the Series C redeemable convertible preferred stock received on conversion.

Other Expense, net.  Other expense was $0.2 million for the year ended December 31, 2005, as compared to no other expenses for the year ended December 31, 2005. The increase was primarily due to expenses associated with the initial measurement of preferred stock warrants as a liability in 2005 and subsequent adjustments to fair value.

Liquidity and Capital Resources

As of December 31, 2006, we had a total of $125.6 million in cash, cash equivalents and short-term investments. We have incurred losses since our inception and as of December 31, 2006, we had an accumulated deficit of $117 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our collaboration and commercialization agreement totaling $67.5 million and from net proceeds received from our initial public offering of $44.5 million.

We completed an initial public offering of our common stock on July 3, 2006. In connection with this offering, we issued 4,500,000 shares of common stock at an offering price of $10 per share. On August 2, 2006, in accordance with the terms of our agreement with the underwriters of the initial public offering, we sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment options. Including the exercise of the over-allotment options, we issued a total of 5,006,000 shares of common stock in the initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $44.5 million, net of underwriters’ discount and offering costs.

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S.  Under our agreement, in February 2006 we received an up-front payment of $50 million and in March 2006 we received a $10 million development milestone payment from Forest Laboratories. On February 6

2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate. There are no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. In accordance with the termination provisions of the collaboration agreement, Forest Laboratories is obligated to cooperate with us to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 days of the transition period, the terms and conditions of the collaboration agreement remain in effect, including reimbursement of the majority of ongoing direct development costs for faropenem, as defined. Due to the termination of this collaboration relationship, our prospects for other near term future revenues are substantially uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new partner for faropenem medoxomil on acceptable terms.

In October 2006, the FDA issued a non-approvable letter for our December 2005 NDA for faropenem medoxomil. According to the non-approvable letter, the FDA recommends further clinical studies for all four indications that were the subject of the NDA including studies using superiority design for the indications of acute bacterial sinusitis and acute exacerbations of chronic bronchitis, additional microbiologic testing and consideration of alternate dosing regimens. We are discussing clinical plans with the FDA including the number of clinical trials needed for each indication, and currently expect that a minimum of two years will be required for completion of the clinical studies. We are evaluating the impact this FDA action will have on our liquidity and capital resources including costs of additional clinical trials and delays in product launch. As a result of this FDA action, in the fourth quarter of 2006 we recorded $2.9 million of expenses related to contingent obligations under our supply agreements as noted below.

In 2004, we entered into a license agreement with Daiichi Asubio to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan. In consideration for the license, we paid an initial license fee of $3.8 million comprising $0.6 million paid in 2003 and $3.2 million paid in 2004. In December 2005, we recorded research and development expense for a milestone payable of $2.1 million in accordance with the terms of the license agreement following submission of an NDA for faropenem medoxomil to the FDA in December 2005. In February 2006, in conjunction with our entering into a license agreement with Forest Laboratories, this milestone payment was increased and we paid Daiichi Asubio an additional $1.1 million. The increased milestone amount was accounted for as research and development expense in 2006 when the modified terms of the license were finalized. Under the modified license agreement we are further obligated to future payments of up to ¥375 million (approximately $3.2 million as of December 31, 2006) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.5 million as of December 31, 2006) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Daiichi Asubio we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.2 million as of December 31, 2006). Additionally, we are responsible for royalty payments to Daiichi Asubio based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Daiichi Asubio or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Under a supply agreement entered into in December 2004 between Daiichi Asubio, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order by us with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of an approved faropenem medoxomil drug has been delayed, we are obligated for certain delay compensation to Nippon Soda of up to ¥280 million (approximately $2.4 million as of December 31, 2006) per year. In September 2006, the supply agreement was amended concurrent with the execution of a new supply agreement between Forest Laboratories, Daiichi Asubio and Nippon Soda relating to the U.S. market for faropenem medoxomil. Under the amended supply agreement, certain of the Company’s obligations with respect to purchase commitments, delay compensation and other matters were waived and deemed satisfied by Forest Laboratories pursuant to its agreement. Under the February 2006 agreement with

Forest Laboratories, we were responsible for only the delay compensation that may accrue for any period ending on or prior to December 31, 2007. If we terminate the faropenem medoxomil program, under certain circumstances we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.5 million as of December 31, 2006) in engineering costs. Additionally, in accordance with an agreement between Forest Laboratories and us signed in August 2006, we agreed to share equally in a ¥75 million (approximately $0.6 million) cancellation fee applicable to Forest Laboratories in its agreement with Daiichi Asubio and Nippon Soda Company. Based on the non-approvable letter we received from the FDA in October 2006, we incurred delay compensation and cancellation fees under these agreements totaling approximately $1.4 million in the fourth quarter of 2006. In 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreements with Daiichi Asubio and Nippon Soda, previously suspended provisions in our direct agreements with Daiichi Asubio and Nippon Soda will no longer be suspended. Therefore, our obligations with respect to purchase commitments, delay compensation and other matters will no longer be waived.

In April 2005, we entered into a supply agreement for production of adult tablets of faropenem medoxomil with MEDA (formerly Tropon), which was amended in March 2006. Beginning in 2006, we became obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3 million as of December 31, 2006). If in any year we have not satisfied this minimum purchase commitment, we are required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. We are required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29 million at December 31, 2006). If our agreement is terminated, under certain circumstances we may be obligated to pay up to €1.7 million (approximately $2.2 million as of December 31, 2006) in facility decontamination costs. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under our agreement with Forest Laboratories, we remained responsible for any shortfall amount in 2006 that may not be credited against future drug product purchases. Based on the non-approvable letter we received from the FDA in October 2006, we incurred expenses of $1.5 million under these agreements in the fourth quarter of 2006. In 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreement with MEDA, all previously suspended provisions in our direct agreement with MEDA will no longer be suspended. Therefore our obligations with respect to purchase commitments and facility decontamination costs will no longer be waived.

In June 2003, we acquired certain intellectual property and supporting material from GSK in exchange for the issuance of 4,000,000 shares of our Series B convertible preferred stock at a fair value of $5 million. The acquisition was accounted for as a research and development expense. In June 2006, we paid GSK $1.5 million due upon filing of the IND for REP8839 under this agreement. We have no further financial obligations to GSK under this agreement.

We have not yet commercialized our product candidates or generated any revenue from product sales. We anticipate that we will continue to incur substantial net losses in the next several years as we develop our products, conduct and complete clinical trials, pursue additional product candidates, expand our clinical development team and corporate infrastructure and prepare for the potential commercial launch of our product candidates including faropenem medoxomil. We do not anticipate generating any product related revenue until we obtain FDA approval for faropenem medoxomil and we or a future partner launches the product, which may not occur.

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

Based on the current status of our product development and commercialization plans, we believe that our current cash, cash equivalents, short-term investments and interest earned on these balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 12 months. This forecast of the period in which our financial resources will be adequate to support operations is a forward-looking statement and involves risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those anticipated as a result of many factors, including but not limited to those discussed under “Risk Factors” in Part I, Item 1A of this report.

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the rate of progress and cost of our pre-clinical studies, clinical trials and other research and development activities;

•	our ability to obtain a new partner for faropenem medoxomil on acceptable terms;

•	the scope and number of clinical development and research programs we pursue;

•	the costs, timing and outcomes of regulatory approvals;

•	the costs of establishing or contracting for marketing and sales capabilities, including the establishment of our own sales force;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any additional collaborative, strategic partnership or licensing agreements that we may establish.

If our available cash, cash equivalents, short-term investments and interest earned on these balances are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products or conduct additional clinical trials beyond those currently contemplated, we may seek to sell additional equity or debt securities or acquire a credit facility. The sale of additional equity may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to modify our planned research, development and commercialization strategy, which could adversely affect our business.

Our future contractual obligations, including financing costs, at December 31, 2006, include the following (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	Over
	Total	1 Year	Years	Years	5 Years

Operating lease obligations(1)	$3,455	$696	$1,516	$1,243	$—

MEDA Purchase Commitments(2)	$24,572	$2,606	$9,089	$6,060	$6,817

Nippon Soda Delay Compensation(3)	$4,949	$882	$4,067	$—	$—

(1)	Operating lease obligations represent future minimum rental commitments for non-cancelable operating leases for our office and laboratory facilities in Colorado and Connecticut.

(2)	Purchase obligations represent annual minimum purchase requirements of adult tablets of faropenem medoxomil with MEDA under our April 2005 supply agreement, equal to approximately $3 million per year through the initial 10 year term of the contract.

(3)	Delay compensation assumes, for this purpose only, that a full commercial launch of an approved faropenem medoxomil drug does not occur for three years.

The table above reflects only payment obligations that are fixed and determinable, based on certain of the assumptions described in the footnotes to the table. The table above does not include information with respect to the following contractual obligations because the amounts of the obligations are not currently determinable:

•	contractual obligations for clinical trials;

•	royalty obligations, which would be payable based on any future sales of faropenem medoxomil;

•	amounts due to Daiichi Asubio under our license agreement, which amounts are uncertain as to timing and dependent on the achievement of milestones; and

•	contingent amounts that may become due under supply agreements, including minimum purchase commitments not yet established and the extent of delay compensation amounts determined based on the timing of a commercial launch.

We enter into agreements with clinical research organizations and other vendors related to our clinical trials. Certain payments are made based upon the number of patients enrolled. For the years ended December 31, 2006 and 2005, we incurred external costs of approximately $11.4 million and $12.0 million, respectively, associated with conducting our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate the future patient enrollment costs we will incur and therefore have excluded these costs from the table above.

Under our license agreement with Daiichi Asubio, we are obligated to future payments of (i) up to ¥375 million (approximately $3.2 million as of December 31, 2006) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.5 million as of December 31, 2006) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. Additionally, we are responsible for royalty payments to Daiichi Asubio based upon net sales of faropenem medoxomil.

Under our supply agreement with Nippon Soda, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order by us with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of an approved faropenem drug has been delayed, we are obligated for certain annual delay compensation to Nippon Soda up to ¥280 million (approximately $2.4 million as of December 31, 2006). If we terminate the faropenem medoxomil program, under certain circumstances we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.5 million as of December 31, 2006) in engineering costs.

Under our supply agreement with MEDA, beginning in 2006, we are obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3.0 million as of December 31, 2006). If in any year we have not satisfied the minimum purchase commitments, we are required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. We are required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29.0 million at December 31, 2006). If the agreement is terminated, under certain circumstances we may be obligated to pay up to €1.7 million (approximately $2.2 million as of December 31, 2006) in facility decontamination costs.

Redeemable Convertible Preferred Stock

Our redeemable convertible preferred stock was classified on the balance sheet between liabilities and stockholders’ equity (deficit) as the holders of the redeemable convertible preferred stock had the right to request redemption in the future if certain classes of stockholders voted in favor of such redemption. Our

Series B convertible preferred stock was also classified on the balance sheet between liabilities and stockholders’ equity (deficit) as the holders of Series B convertible preferred stock had certain rights in liquidation. On July 3, 2006, all of our outstanding shares of preferred stock were converted into shares of common stock concurrent with the completion of our initial public offering and the redemption right and rights in liquidation terminated.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in the Note 2 of Notes to Financial Statements included elsewhere in this annual report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  We generate revenue through research, license, collaboration and commercialization agreements. These agreements may contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research and commercialization costs, non-refundable payments associated with achieving specific milestones, and royalties based on specified percentages of net product sales.

In determining when to recognize revenue related to upfront and milestone payments under these agreements we apply the revenue recognition criteria as outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these criteria, we consider a variety of factors to determine the appropriate method of revenue recognition, including whether the elements of the agreement are separable, whether payments received are subject to refund or forfeiture, whether there are determinable fair values and whether there is a unique earnings process associated with each element of an agreement.

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

Under our former agreement with Forest Laboratories entered into in February 2006, we have recorded the initial $50 million upfront payment received in February 2006 as deferred revenue and recognize this amount into revenue ratably over the expected term of the agreement. In addition, we received a development milestone payment of $10 million in March 2006. Due to this milestone being achieved within one month of entering into the collaboration and commercialization agreement with Forest Laboratories, we could not identify a separate earnings process related to this milestone payment and are recognizing revenue related to this payment over the expected term of the agreement. The expected term of the agreement was originally estimated in February 2006 to be 13.5 years. In October 2006, when the FDA issued a non-approvable letter for our NDA for faropenem medoxomil we revised our estimate of the expected term of the agreement from 13.5 years to 14.7 years, due to the estimated additional time that would be required to achieve approval. In

February 2007, we and Forest Laboratories announced that our agreement would terminate, and as a result, we will reacquire all U.S. adult and pediatric rights previously granted to Forest Laboratories. No further obligations exist beyond a termination period that will conclude on May 7, 2007, and accordingly, we anticipate recognizing the remaining unamortized deferred revenue balance in 2007.

We have also received amounts from Forest Laboratories as reimbursement for certain research and development and expect to receive additional amounts as reimbursement for certain future research and development activities under our agreement related to qualifying activities through the 90 day period following the February 6, 2007 announcement that our agreement with Forest Laboratories would terminate. We believe that, as it relates to these activities, we act as the principal, performing a substantive part of the services directly, having the discretion to choose our suppliers and bearing all credit risk associated with the performance of these activities. We therefore have recorded these amounts as revenue in accordance with our revenue recognition policy. See Note 2 to our financial statements for more information about our revenue recognition policies.

Stock-Based Compensation.  Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB), Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations. For periods prior to January 1, 2006, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS), No. 123, Accounting for Stock-Based Compensation, as amended.

Under APB No. 25, we recognized stock-based compensation expense, which is a non-cash charge, when we issued employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. Because shares of our common stock were not publicly traded, prior to June 28, 2006, the fair value of our common stock for financial accounting purposes prior to that time was determined by our board of directors on the dates of grant after consideration of several factors, each of which have a significant impact on valuation of the common stock, including:

•	pricing of private sales of our convertible preferred stock;

•	relative rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities;

•	our progress towards clinical and product development milestones;

•	the risks and uncertainties of obtaining FDA approval for faropenem medoxomil;

•	progress towards establishing a collaborative development and commercialization partnership for faropenem medoxomil, and evaluation of the alternatives available to us if a commercialization partnership was not obtained;

•	the status of our efforts to build our management team;

•	changes in valuations of comparable publicly-traded companies and acquisitions of companies similar to ours;

•	the likelihood of achieving a liquidity event such as an initial public offering or sale of our company, and the proceeds that would be allocated to holders of our common stock given the amounts contractually due to the holders of preferred stock in preference to, and participating with, the common shareholder;

•	the inherent risks associated with the Company’s business at the time; and

•	overall equity market conditions and economic trends.

Based on these factors, during 2005, we valued our common stock and set exercise prices for common stock options at each date of grant within the range of $0.61 to $1.32. During 2005, we granted options to purchase a total of 569,541 shares of our common stock. If our estimates of the deemed fair value of these equity instruments were too low, it would have the effect of understating our expenses. For example, a 100% increase in the deemed fair value of our common stock for financial accounting purposes associated with option grants made from August 2005 through December 2005 would result in an increase in stock-based compensation expense for fiscal years 2005 and 2006 of approximately $12 thousand and $49 thousand, respectively.

The fair value of the common stock underlying grants of options for common stock issued to employees prior to our consideration of a public offering of securities had historically been determined by our board of directors based upon information available to it on the grant dates. However, in December 2005 and early 2006, we performed retrospective analyses to determine the deemed fair value of our common stock for accounting purposes at various points in time in 2005. These retrospective analyses addressed the deemed fair value of our common stock utilizing a probability-weighted expected return method (PWERM), as detailed in a practice aid issued by the American Institute of Certified Public Accountants entitled “Valuation of Privately Held Company Equity Securities Issued as Compensation” (AICPA Guide). This valuation methodology evaluates the probability of various potential liquidity events and the value of the common stock in each scenario. At each valuation date, we specifically considered changes in the factors described above, which resulted in changes to the probabilities of various possible liquidity events, and the resulting impact to the valuations of the common stock. The resulting valuations supported the fair value of our common stock established by our board of directors during the year ended December 31, 2005. In 2006 through the date of our initial public offering, we obtained multiple contemporaneous valuations utilizing the same valuation methodology to determine the fair value of our common stock for accounting purposes at various points in time in 2006 prior to the closing of our initial public offering.

Information on stock options granted during 2005 is summarized as follows (in thousands, except exercise price, estimated fair value and intrinsic values per share):

	Shares of
	Common		Estimated Fair
	Stock	Exercise	Value per Share of
	Underlying	Price per	the Underlying	Intrinsic Value
Grant Date	Option Grants	Share	Common Stock	per Option Share

March 9, 2005	244	$0.61	$0.61	$0.00
May 26, 2005	75	$0.61	$0.61	$0.00
June 10, 2005	104	$0.61	$0.61	$0.00
August 18, 2005	37	$1.32	$0.93	$0.00
September 8, 2005	47	$1.32	$0.93	$0.00
November 30, 2005	47	$1.32	$1.32	$0.00
December 8, 2005	16	$1.32	$1.32	$0.00

Total	570

Information on stock options granted during 2006 prior to our initial public offering is summarized as follows (in thousands, except exercise price, estimated fair value and intrinsic values per share):

	Shares of		Estimated Fair
	Common Stock	Exercise	Value per Share of
	Underlying	Price per	the Underlying	Intrinsic Value
Grant Date	Option Grants	Share	Common Stock	per Option Share

January 19, 2006	851	$3.19	$3.19	$0.00
February 6, 2006	46	$3.19	$3.19	$0.00
March 9, 2006	194	$5.20	$5.20	$0.00
April 5, 2006	47	$5.20	$8.97	$3.77
May 12, 2006	122	$8.97	$8.97	$0.00
June 8, 2006	22	$8.97	$8.97	$0.00
June 28, 2006	98	$10.00	$10.00	$0.00

Total	1,380

The chart below indicates how our estimates of likely liquidity events changed over time, as we evaluated the significant valuation drivers noted above:

	Major Path		Subsequent Path		Other (No	Option
	With	Without	Public	Sale of	Value to	Pricing
Valuation Date	Partner	Partner	Offering	Company/Assets	Common)	Method	Fair Value

September 8, 2005	25%	—	35%	40%	25%	0%	$0.93
	—	75%	0%	25%	50%	25%
November 15, 2005	40%	—	50%	25%	25%	0%	$1.32
	—	60%	0%	25%	50%	25%
December 30, 2005	60%	—	50%	30%	20%	0%	$2.20
	—	40%	0%	25%	50%	25%
January 19, 2006	75%	—	50%	25%	25%	0%	$3.19
	—	25%	0%	25%	50%	25%
February 10, 2006	100%	—	60%	25%	15%	0%	$5.20
April 5, 2006	100%	—	85%	15%	0%	0%	$8.97

In evaluating these events, the following factors are significant:

•	In March 2005 and May 2005, the estimated fair value of our common stock was determined by our board of directors to be $0.61 per share. At this time, we had not sufficiently developed our product to a point in which we believed we could reasonably be considered for acquisition and we needed additional funding to support that development effort;

•	In August 2005, the estimated fair value of our common stock was determined to be $0.93 per share. At that time, we had just completed a significant funding through issuance of Series D preferred stock in August 2005 for aggregate proceeds of $62.5 million. Our ability to secure this funding was based in significant part upon our determination shortly prior to that time that we would likely be able to file an NDA for faropenem medoxomil with the FDA based on our existing clinical trials. Obtaining a collaboration partner with an appropriate distribution channel for faropenem medoxomil was a critical factor in achieving value for our stockholders, both preferred and common. Consummating a collaboration partnership would allow us to focus on drug development without the need to expend significant costs, at significant risk, to distribute faropenem medoxomil ourselves. As such, we determined the value of our common stock under a scenario in which we were successful in obtaining a collaboration partner and a scenario without a collaboration partner. In August 2005, we considered the fact that we had spoken with numerous potential collaboration partners for faropenem medoxomil, including several major pharmaceutical companies, without successfully securing a partner due to the fact that these companies had a competing product already in their portfolio, did not believe that the product was compatible with their other products or for other reasons. Further, the number of remaining potential collaboration partners was limited and the risk was high that we would not be successful in obtaining a suitable collaboration partner. Accordingly, we determined that the probability was high that we would not be able to find such a collaboration partner and that the resulting possible liquidity events were limited. We also noted that the consensus among industry analysts was that an initial public offering without a collaboration partner would be unlikely;

•	In November 2005, the estimated fair value of our common stock was increased to $1.32 per share, primarily based on the initiation of partnership discussions with Forest Laboratories, who we believed to be one of the few remaining appropriate potential collaboration partners. Following the initiation of partnership discussions, we considered the concerns raised by Forest Laboratories, including supply risks related to faropenem medoxomil drug substance being manufactured at a single site with limited experience manufacturing in an FDA regulated environment and risks surrounding our ability to file an NDA for faropenem medoxomil with the FDA that would be accepted for review, and ultimately approved by the FDA for sufficient indications to make the product commercially viable for us and for Forest Laboratories;

•	In January 2006, the estimated fair value of our common stock was increased to $3.19 per share, primarily based on the filing of our NDA for faropenem medoxomil on December 20, 2005 and continuing progress in our discussions with Forest Laboratories regarding a possible partnership and specifically addressing significant concerns raised by Forest Laboratories that threatened the possible partnership;

•	On February 10, 2006, we signed the collaboration agreement with Forest Laboratories. It was only at this time that we believe we became a candidate for an initial public offering that would meet the valuation requirements of our preferred stockholders. Further, on February 17, 2006, our NDA for faropenem medoxomil was accepted for review by the FDA. Accordingly, on the date that we next granted options for our common stock, March 9, 2006, the estimated fair value of our common stock was increased to $5.20 per share. Also at this time, our board of directors approved our proceeding with an initial public offering and investment bankers were retained; and

•	On April 5, 2006, we filed our initial registration statement for the initial public offering of our common stock.

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

Based on discussions with potential underwriters, we believed that our ability to pursue an initial public offering would depend on our securing a suitable collaboration partner for commercialization of faropenem medoxomil in the U.S. As a result, the probabilities assigned to a specific liquidity event were affected by the probability assigned to the successful completion of a collaboration arrangement. Without a collaboration partner, we believed that we would not have been able to pursue a public offering and thus that the most likely outcome would have been a sale or merger. This consideration impacted the valuation of our common stock in periods prior to securing a collaboration partner because of the significant liquidation preferences of the preferred stock.

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

At each date of value, our valuations incorporate a discount rate, also known as required return or cost of capital, based on the risk-adjusted rate of return an investor would require given the circumstances of the Company at that time, which reflects the risk associated with the Company, risks and uncertainty regarding the achievement of potential liquidity events and consideration of observed rates of return on comparable investments. The selected discount rates were decreased from 40% in September 2005, to 30% in January 2006 and to 25% in February and April 2006, reflecting changes in the risks and uncertainties related to securing a collaboration partner, the FDA review process and our ability to access the public markets. We believe that our selected discount rates are consistent with required rates of return as outlined in the AICPA Guide, which provides that the cost of equity capital for a private enterprise prior to its initial public offering generally ranges from 20% to 35%. We also note that discount rates are expected to be higher for biotechnology companies without an approved product. By contrast, the cost of equity capital for a newly public enterprise generally ranges from 15% to 25%.

Additionally, we adjusted the indicated value of our common stock to reflect reductions for lack of control, potential dilution and the lack of liquidity and a trading market for our common stock at each valuation date. The weighted average reduction that reflects these factors decreased from 40% in September 2005, to 20% in February 2006 to 15% in April 2006, as we progressed toward significant events that could provide liquidity for our stockholders in the public markets. Although many of the economic factors of control were incorporated in our valuation analyses, our common stockholders did not share the same control over the enterprise as our preferred stockholders. In February 2006, we executed the collaboration agreement with Forest Laboratories and, in April 2006, we filed our initial registration statement. In determining the appropriate adjustment at the time, we considered the following factors as outlined in the AICPA Guide:

•	prospects for liquidity, including the expectation of an initial public offering in the future;

•	restrictions on the transferability of our common and preferred stock;

•	risk and volatility associated with us, our industry and our peers;

•	uncertainty of our value; and

•	concentration and control of our ownership.

The lack of marketability discount is based on qualitative and quantitative analysis, as well as subjective judgment of these factors. Published restricted stock studies indicate these discounts may fall within the range of 9% to 45%. For the valuations performed in September 2005 through January 2006, we used one combined discount of 40% to reflect the impact of all these factors on the value of our common stock. For the February and April 2006 valuations, we performed the valuations in two steps as follows:

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

While our financial statements through December 31, 2005 account for stock option grants pursuant to APB No. 25, in accordance with SFAS No. 123, we disclose in the notes to our financial statements the pro forma impact on our net loss had we accounted for stock option grants using the fair value method of accounting. This information is presented as if we had accounted for our employee stock options at fair value using the minimum value option-pricing model. Our use of the minimum value model was primarily due to our determination as to its appropriateness as well as its general acceptance as an option valuation technique for private companies. We no longer utilize the minimum value method subsequent to our adoption of SFAS 123(R) on January 1, 2006, and the fair values of our options are higher as a result. Stock-based compensation expense under APB No. 25 for stock options granted to employees and directors has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant, as estimated by us for financial reporting purposes, on the date those options were granted. It also includes stock-based compensation for options granted to consultants that has been determined in accordance with SFAS No. 123, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services, as the fair value of the equity instruments issued and is periodically revalued as the options vest. Stock-based compensation expense depends on the amount of stock options and other equity compensation awards we grant to our employees, consultants and directors and the exercise price of those options. See Notes 2 and 11 to our financial statements.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS 123, as amended, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized for all share-based awards granted or modified on or after January 1, 2006.

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 6.97% to all options granted in 2006. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

During 2006, we estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. We separated optionees into two groups: grants with early exercise provisions and grants without early exercise provisions. We have determined that the exercise behavior of the two option groups is distinct and, therefore, the assumptions are different for purposes of valuing the options. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below for options with and without early exercise provisions were estimated to be 2.05 years and 2.57 years, respectively. Expected volatility for the two groups was estimated to be 75%. The weighted average risk free interest rate was 4.58% for both groups and the dividend yield was 0%.

During 2006, we also issued options which vest over the earlier to be achieved of service or market conditions. In determining the estimated fair value of these option awards on the date of grant, we elected to use a binomial lattice option pricing model together with Monte Carlo simulation techniques using the following weighted average assumptions during 2006: risk-free interest rate of 5.08%, expected dividend yield of 0%, expected volatility of 75%, forfeiture rate of 6.97%, suboptimal exercise factor of 2, and post-vesting exit rate of 6.97%. An expected life of 7.01 years was derived from the model.

The lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest exit rate and suboptimal exercise factor. Both the fair value and expected life are outputs from the model. The risk-free interest rate was determined based on the yield available on U.S. Treasury Securities over the life of the option. The dividend yield and volatility factor was determined in the same manner as described above for the Black-Scholes model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of the suboptimal exercise factor and the post-vesting exit rate. The suboptimal exercise factor and post-vesting exit rate were based on actual historical exercise behavior.

We had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortize the fair value of each option over each option’s vesting period (requisite service period).

Deferred Tax Asset Valuation Allowance.  In establishing an allowance on the valuation of our deferred tax assets we are required to make significant estimates and judgments about our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on utilization primarily of net operating losses and tax credits. We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of our deferred tax asset will not be realized. As we have historically incurred significant operating losses, it is difficult to conclude with certainty that any of our deferred tax assets will be realized. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets since inception due to uncertainties related to our ability to realize deferred tax assets in the foreseeable future. See Note 12 to our financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159

permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our financial position and results of operations during 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily limited to our cash, cash equivalents, and short-term investments. We have attempted to minimize risk by investing in quality financial instruments primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of one year. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, including U.S. government and mortgage backed securities, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of December 31, 2006 included a liquid money market account. The securities in our investment portfolio are classified as available-for-sale or held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

Most of our transactions are conducted in U.S. dollars, although we do have certain contractual obligations and conduct a number of clinical trials, and manufacture active pharmaceutical product with vendors located outside the U.S. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency. We have attempted to hedge our exposure to foreign currency fluctuations on certain forecasted expenses denominated in Japanese Yen. The risk that counterparties to our derivative contracts will default and not settle according to the terms of the agreements is a credit risk. Although these instruments are considered derivatives, their economic risks and fair value have historically been insignificant and managed on the same basis as risks of other securities we hold.

ITEM 8.	FINANCIAL STATEMENTS

Replidyne, Inc.

Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Preferred Stock, Stockholders’ Equity (Deficit), and Comprehensive Loss	F-5
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8
Consent of KPMG LLP
Certification Required by Rule 13a-14(a)
Certification Required by Rule 13a-14(a)
Section 1350 Certification

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Replidyne, Inc.:

We have audited the accompanying balance sheets of Replidyne, Inc. as of December 31, 2006 and 2005, and the related statements of operations, preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Replidyne, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

KPMG LLP

Boulder, Colorado
March 26, 2007

REPLIDYNE, INC.

BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$24,091	$4,353
Short-term investments	101,476	55,067
Receivable from Forest Laboratories	4,634	—
Notes and interest receivable from officers	—	375
Prepaid expenses and other current assets	2,079	275

Total current assets	132,280	60,070
Property and equipment, net	3,170	3,248
Other assets	111	261

Total assets	$135,561	$63,579

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,957	$9,154
Deferred revenue	56,176	—
Current portion of long-term debt, net of discount	—	161

Total current liabilities	64,133	9,315
Other long-term liabilities	56	81

Total liabilities	64,189	9,396

Commitments and contingencies
Preferred stock, Authorized 5,000,000 and 88,862,226 shares; issued and outstanding zero and 88,522,222 shares at December 31, 2006 and 2005, respectively:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized 13,140,000 shares; issued and outstanding 13,000,000 shares; and liquidation preference of $17,015 at December 31, 2005; no shares issued or outstanding at December 31, 2006; at accreted redemption value	—	16,940
Series B convertible preferred stock, $0.01 par value. Authorized, issued and outstanding 4,000,000 shares; and liquidation preference of $6,030 at December 31, 2005; no shares issued or outstanding at December 31, 2006	—	6,030
Series C redeemable convertible preferred stock, $0.01 par value. Authorized 37,000,004 shares; issued and outstanding 36,800,000 shares and liquidation preference of $51,764 at December 31, 2005; no shares issued or outstanding at December 31, 2006; at accreted redemption value	—	51,635
Series D redeemable convertible preferred stock, $0.001 par value. Authorized, issued and outstanding 34,722,222 shares; liquidation preference of $64,364 at December 31, 2005; no shares issued or outstanding at December 31, 2006; at accreted redemption value	—	62,210
Stockholders’ equity (deficit):
Common stock, $0.001 par value. Authorized 100,000,000 and 115,000,000 shares; issued 27,009,749 and 1,897,620 shares; outstanding 26,979,162 and 1,867,033 shares at December 31, 2006 and 2005, respectively	27	2
Treasury stock, $0.01 par value; 30,587 shares, at cost	(2)	(2)
Deferred stock-based compensation	—	(4)
Additional paid-in capital	188,334	—
Accumulated other comprehensive (loss) income	(7)	479
Accumulated deficit	(116,980)	(83,107)

Total stockholders’ equity (deficit)	71,372	(82,632)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$135,561	$63,579

See accompanying notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue	$15,988	$441	$834

Costs and expenses:
Research and development	38,295	29,180	16,282
Sales, general and administrative	12,187	5,329	2,994

Total costs and expenses	50,482	34,509	19,276

Loss from operations	(34,494)	(34,068)	(18,442)
Investment income, net	5,953	722	172
Interest expense	(14)	(100)	(500)
Loss on extinguishment of convertible notes payable	—	—	(469)
Other expense, net	(694)	(223)	—

Net loss	(29,249)	(33,669)	(19,239)
Preferred stock dividends and accretion	(5,391)	(7,191)	(3,560)

Net loss attributable to common stockholders	$(34,640)	$(40,860)	$(22,799)

Net loss attributable to common stockholders per share — basic and diluted	$(2.49)	$(39.20)	$(30.55)

Weighted average common shares outstanding — basic and diluted	13,908,146	1,042,388	746,306

See accompanying notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT), AND
COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Preferred Stock								Stockholders’ Equity (Deficit)
	Series A				Series C		Series D
	Redeemable		Series B		Redeemable		Redeemable								Accumulated		Total
	Convertible		Convertible		Convertible		Convertible						Additional	Deferred	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)

Balances, December 31, 2003	13,000,000	14,828	4,000,000	5,230	—	—	—	—	768,571	1	(30,587)	(2)	—	(9)	—	(20,105)	(20,115)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	21,407	—	—	—	11	—	—	—	11
Issuance of Series C redeemable, convertible preferred stock in April, August, September, and November 2004 for cash of $1.25 per share and the conversion of $7,000 of convertible notes payable, net of $171 of issuance costs	—	—	—	—	36,800,000	45,829	—	—	—	—	—	—	—	—	—	—	—
Warrants issued in conjunction with convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	652	—	—	—	652
Stock-based compensation related to stock option grants to non-employees	—	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—	6
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Accretion of offering costs on redeemable preferred stock	—	18	—	—	—	18	—	—	—	—	—	—	(36)	—	—	—	(36)
Non-cash dividends on preferred stock	—	1,040	—	400	—	2,084	—	—	—	—	—	—	(633)	—	—	(2,891)	(3,524)
Unrealized gain on available-for-sale equity securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,239)	(19,239)

Comprehensive loss																	(19,198)

Balances, December 31, 2004	13,000,000	15,886	4,000,000	5,630	36,800,000	47,931	—	—	789,978	1	(30,587)	(2)	—	(7)	41	(42,235)	(42,202)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,107,642	1	—	—	290	—	—	—	291
Issuance of Series D redeemable, convertible preferred stock in August 2005 for cash of $1.80 per share, net of issuance costs of $2,323	—	—	—	—	—	—	34,722,222	60,177	—	—	—	—	—	—	—	—	—
Stock-based compensation related to stock option grants to an employee	—	—	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation related to stock option grants to non-employees	—	—	—	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Reclassification of warrants on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(345)	—	—	(12)	(357)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	3	—	—	3
Accretion of offering costs on redeemable preferred stock	—	14	—	—	—	24	—	169	—	—	—	—	—	—	—	(207)	(207)
Non-cash dividends on preferred stock	—	1,040	—	400	—	3,680	—	1,864	—	—	—	—	—	—	—	(6,984)	(6,984)
Realized gain on available-for-sale equity securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Unrealized gain on available-for-sale equity securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	479	—	479
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,669)	(33,669)

Comprehensive loss																	(33,231)

Balances, December 31, 2005	13,000,000	16,940	4,000,000	6,030	36,800,000	51,635	34,722,222	62,210	1,897,620	2	(30,587)	(2)	—	(4)	479	(83,107)	(82,632)

See accompanying notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT), AND
COMPREHENSIVE LOSS — (continued)
(in thousands, except share and per share amounts)

	Preferred Stock								Stockholders’ Equity (Deficit)
	Series A				Series C		Series D
	Redeemable		Series B		Redeemable		Redeemable								Accumulated		Total
	Convertible		Convertible		Convertible		Convertible						Additional	Deferred	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)

Issuance of Series C preferred stock upon exercise of stock purchase warrants	—	—	—	—	80,001	100	—	—	—	—	—	—	183	—	—	—	183
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	213,499	—	—	—	176	—	—	—	176
Reclassification of warrants on redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	446	—	—	—	446
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	43,482	—	—	—	221	—	—	—	221
Issuance of common stock in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	5,006,000	5	—	—	44,534	—	—	—	44,539
Changes in restricted stock, net	—	—	—	—	—	—	—	—	—	—	—	—	79	—	—	—	79
Reclassification of deferred stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(4)	4	—	—	—
Stock-based compensation expense related to options granted	—	—	—	—	—	—	—	—	—	—	—	—	1,180	—	—	—	1,180
Accretion of offering costs on redeemable preferred stock	—	5	—	—	—	9	—	231	—	—	—	—	(246)	—	—	—	(246)
Non-cash dividends on preferred stock	—	528	—	203	—	1,873	—	2,541	—	—	—	—	(522)	—	—	(4,623)	(5,145)
Conversion of preferred stock into common stock upon initial public offering	(13,000,000)	(12,930)	(4,000,000)	(5,000)	(36,880,001)	(45,980)	(34,722,222)	(60,578)	18,067,322	18	—	—	124,470	—	—	—	124,488
Settlement of accrued dividends on preferred stock with common stock upon initial public offering	—	(4,543)	—	(1,233)	—	(7,637)	—	(4,404)	1,781,826	2	—	—	17,817	—	—	—	17,819
Reversal of unrealized gain on available-for-sale equity securities, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(486)	—	(486)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,249)	(29,249)

Comprehensive loss																	(29,735)

Balances, December 31, 2006	—	$—	—	$—	—	$—	—	$—	27,009,749	$27	(30,587)	$(2)	$188,334	$—	$(7)	$(116,980)	$71,372

See accompanying notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(29,249)	$(33,669)	$(19,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,418	1,258	1,013
Stock-based compensation	1,180	58	9
Amortization of debt discount and issuance costs	9	35	282
Loss on extinguishment of convertible notes payable	—	—	469
Amortization of discounts and premiums on short-term investments	(744)	(469)	(142)
Other	105	28	—
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	(4,634)	—	—
Government grants receivable	—	—	124
Prepaid expenses and other current assets	(1,695)	(182)	134
Other assets	150	(288)	43
Accounts payable and accrued liabilities	(518)	6,996	528
Deferred revenue	56,175	(307)	(407)
Other long-term liabilities	(25)	81	—

Net cash provided by (used in) operating activities	22,172	(26,459)	(17,186)

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(169,827)	(157,281)	(158,346)
Purchases of short-term investments classified as held-to-maturity	(60,854)	—	—
Sales and maturities of short-term investments classified as available-for-sale	147,504	125,500	136,150
Maturities of short-term investments classified as held-to-maturity	36,916	—	—
Proceeds from sale of property and equipment	45	1	—
Acquisition of property and equipment	(1,214)	(1,570)	(886)

Net cash used in investing activities	(47,430)	(33,350)	(23,082)

Cash flows from financing activities:
Principal payments on debt	(169)	(1,173)	(957)
Proceeds from convertible notes payable	—	—	6,333
Proceeds from issuance of common stock from the exercise of stock options and employee stock purchase rights	397	291	11
Proceeds from principal on notes receivable from officers	356	—	—
Proceeds from exercise of preferred stock warrants	100	—	—
Proceeds from sale of common stock from initial public offering, net of underwriters discount and offering costs	44,539	—	—
Bank overdraft	(227)	227	—
Proceeds from sale of Series C redeemable convertible preferred stock, net	—	—	38,829
Proceeds from sale of Series D redeemable convertible preferred stock, net	—	60,177	—

Net cash provided by financing activities	44,996	59,522	44,216

Net increase (decrease) in cash and cash equivalents	19,738	(287)	3,948

Cash and cash equivalents:
Beginning of year	4,353	4,640	692

End of year	$24,091	$4,353	$4,640

Supplemental cash flow information:
Cash paid for interest	$15	$75	$307

Warrants issued in conjunction with debt and convertible notes payable	$—	$—	$652

Conversion of convertible bridge note into Series C redeemable, convertible preferred stock	$—	$—	$7,000

Notes receivable issued to officers for the exercise of stock options	$—	$356	$—

Reclassification of warrants from accrued liabilities to equity	$629	$—	$—

Non-cash expenditures in accounts payable	$257	$—	$—

See accompanying notes to financial statements.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

(1)  Business and Organization

Replidyne, Inc. (Replidyne or the Company) is a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products. The Company’s lead product candidate, faropenem medoxomil, is a novel oral community antibiotic for which the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in December 2005 for treatment of acute bacterial sinusitis, community acquired pneumonia, acute exacerbation of chronic bronchitis, and uncomplicated skin and skin structure infections in adults. In October 2006, the FDA issued a non-approvable letter for the NDA. According to the non-approvable letter, the FDA recommends further clinical studies for all indications included in the NDA, additional Microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil.

The Company’s research and development product pipeline also includes REP8839, a drug candidate being developed for topical use for treatment of skin and wound infections, including methicillin-resistant Staphylococcus aureus (MRSA) infections in hospital settings. The Company is also pursuing the development of other novel anti-infective products based on an in-house library of proprietary compounds and its bacterial DNA replication technology.

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories Holding Limited (Forest Laboratories) for the commercialization, development and distribution of faropenem medoxomil in the U.S. Under this agreement, in February 2006 the Company received an upfront payment of $50 million and in March 2006 a $10 million development milestone payment (see Notes 4 and 14). On February 6, 2007, the Company announced that its collaboration and commercialization agreement with Forest Laboratories would terminate. This termination follows the issuance in October 2006 of the non-approvable letter by the FDA for the Company’s NDA for faropenem medoxomil that was submitted to the FDA in December 2005. As a result, the Company will reacquire all rights to faropenem medoxomil previously granted to Forest Laboratories and all amounts received under the collaboration and commercialization agreement are non-refundable.

The Company completed an initial public offering of its common stock on July 3, 2006. In connection with this offering, the Company issued 4,500,000 shares of common stock at an offering price of $10 per share. On August 2, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 506,000 common shares at $10 per share, representing a partial exercise of their over-allotment options. Including the exercise of the over-allotment options, the Company issued a total of 5,006,000 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $44.5 million, net of underwriters’ discount and $2 million of offering costs.

Prior to and in connection with the initial public offering, on June 26, 2006, all issued and outstanding common shares and options to purchase the Company’s common shares were subject to a 1-for-4.904 reverse stock split. Upon completion of the initial public offering on July 3, 2006, and in accordance with the terms of the preferred stock purchase agreements, each outstanding share of the Company’s preferred stock automatically converted into 0.204 common shares. Additionally, each outstanding warrant to purchase the Company’s preferred stock automatically converted into a warrant to purchase 0.204 shares of common stock.

On July 3, 2006, also in accordance with the terms of the preferred stock purchase agreements, with the conversion of preferred stock into common stock, unpaid accumulated dividends on preferred stock were settled through issuance of 1,781,826 shares of common stock.

(2)  Summary of Significant Accounting Policies

Basis of Presentation.  Through December 31, 2005, the Company had generated limited revenue and its activities consisted primarily of research and development, clinical trials and regulatory filings, initial sales

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

and marketing development, raising capital, and recruiting personnel. Accordingly, at December 31, 2005, the Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. During 2006, the Company began generating revenue from its planned principal operations as a result of its agreement with Forest Laboratories. As such, the Company was no longer considered to be in the development stage, effective February 10, 2006.

Reverse Stock Split.  In May 2006, the Company authorized a 1-for-4.904 reverse stock split, effective June 26, 2006. All common stock data and shares issuable upon the conversion of preferred stock presented herein have been restated to retroactively reflect the reverse stock split.

Accounting Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with maturities of 90 days or less when acquired to be cash equivalents. All cash equivalents are carried at amortized cost, which approximates fair value.

Short-Term Investments.  Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. At December 31, 2006 and 2005, the contractual maturities of the Company’s short-term investments are twelve months or less.

Management determines the classification of securities at purchase. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons.

Available-for-sale securities are recorded at fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest and other income. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis in 2006, 2005 or 2004.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The Company’s short-term investments are classified as follows at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005

Available-for-sale securities — recorded at fair value	$49,525	$55,067
Held-to-maturity securities — recorded at amortized cost	51,951	—

Total short-term investments	$101,476	$55,067

The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

	December 31,		December 31,
	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$9,898	$9,899	$1,470	$1,473
U.S. commercial paper	8,933	8,924	—	—
Asset-backed securities	30,701	30,702	53,158	53,594

	$49,532	$49,525	$54,628	$55,067

Total unrealized holding gains and losses on available-for-sale securities as of December 31, 2006 were $5 and $12 thousand, respectively. Net unrealized holding losses on available-for-sale securities included in accumulated other comprehensive loss at December 31, 2006 was $7 thousand. Total and net unrealized holding gains on available-for-sale securities as of December 31, 2005 were $0.5 million and included in accumulated other comprehensive income at December 31, 2005.

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	December 31,		December 31,
	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$42,962	$42,951	$—	$—
Asset-backed securities	8,989	8,985	—	—

	$51,951	$51,936	$—	$—

Total unrealized holding gains and losses on held-to-maturity investments as of December 31, 2006 were $3 and $18 thousand, respectively.

Concentrations of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, receivables from Forest Laboratories and derivative instruments. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, and making investments with maturities that maintain safety and liquidity.

Derivative Instruments.  The Company recognizes derivative instruments as either assets or liabilities in its balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.

The fair values of the Company’s derivative instruments as of December 31, 2006 and 2005 was $6 thousand and $0.2 million, respectively. These derivative instruments have not been designated as hedges for accounting purposes. Changes in fair value are included in the Company’s earnings and have been immaterial to date.

Property and Equipment.  Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets and Impairments.  The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value less costs to sell such assets. The Company has not yet generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is possible that future evaluations of long-lived assets may result in impairment.

Accrued Liabilities.  As part of the process of preparing our financial statements, the Company is required to estimate accrued liabilities. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with preclinical and clinical trials, and fees paid to contract manufacturers in connection with the production of materials related to product candidates. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, estimates are most affected by the Company’s understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to judgment. The Company makes these judgments based upon the facts and circumstances known and accounts for these estimates in accordance with accounting principles involving accrued liabilities generally accepted in the U.S.

Segments.  The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

Stock-Based Compensation under APB No. 25.  Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, in accounting for its employee stock options. Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

the underlying stock exceeds the exercise price. Given the absence of an active market for the Company’s common stock, prior to its initial public offering the board of directors historically determined the estimated fair value of common stock on the dates of grant based on several factors, including progress against regulatory, clinical and product development milestones; sales of redeemable convertible preferred stock and the related liquidation preference associated with such preferred stock; progress toward establishing a collaborative development and commercialization partnership for faropenem medoxomil; changes in valuation of comparable publicly-traded companies; overall equity market conditions; and the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. The Company also considered the guidance set forth in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held-Company Equity Securities Issued As Compensation. In addition, the Company obtained independent valuations of its common stock at September, November and December 2005. These independent valuations supported the fair value of the Company’s common stock established by the board of directors in 2005. Based on these factors, during 2005 the Company valued its common stock and set exercises prices for common stock options at each date of grant within the range of $0.61 to $1.32 per share.

SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, for options granted through December 31, 2005. The following table illustrates the effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period prior to the adoption of SFAS 123(R) Share-Based Payment, on January 1, 2006 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net loss attributable to common stockholders, as reported	$(40,860)	$(22,799)
Add: stock-based employee compensation expense included in reported net loss attributable to common stockholders	57	2
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(98)	(29)

Pro forma net loss attributable to common stockholders	$(40,901)	$(22,826)

Net loss attributable to common stockholders per share — basic and diluted, as reported	$(39.20)	$(30.55)

Pro forma net loss attributable to common stockholders per share — basic and diluted	$(39.24)	$(30.58)

Prior to January 1, 2006, the fair value of each employee stock option award was estimated on the date of grant based on the minimum value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	2005	2004

Expected dividend yield	—%	—%
Risk-free interest rates	4.19%	3.93%
Volatility	0.001%	0.001%
Expected lives	5 years	5 years

Stock Based Compensation under SFAS No. 123(R).  Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method of transition. Under that transition method, compensation cost

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

recognized in the year ended December 31, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method prescribed by APB Opinion No. 25, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 6.97% to all options granted in 2006. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical option exercise behaviors.

During 2006, the Company estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The Company separated optionees into two groups: grants with early exercise provisions and grants without early exercise provisions. The Company determined that the exercise behavior of the two option groups is distinct and, therefore, the assumptions are different for purposes of valuing the options. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below for options with and without early exercise provisions are estimated to be 2.05 years and 2.57 years, respectively. Expected volatility for the two groups was estimated to be 75%. The weighted average risk free interest rate was 4.58% for both groups, and the dividend yield was 0%.

During 2006, the Company also issued options which vest over the earlier to be achieved service or market condition. In determining the estimated fair value of these option awards on the date of grant, the Company elected to use a binomial lattice option pricing model together with Monte Carlo simulation techniques using the following weighted average assumptions during 2006: risk-free interest rate of 5.08%, expected dividend yield of 0%, expected volatility of 75%, forfeiture rate of 6.97%, suboptimal exercise factor of 2, and post-vesting exit rate of 6.97%. An expected life of 7.01 years was derived from the model.

The lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest exit rate and suboptimal exercise factor. Both the fair value and expected life are outputs from the model. The risk-free interest rate was determined based on the yield available on U.S. Treasury Securities over the life of the option. The dividend yield and volatility factor was determined in the same manner as described above for the Black-Scholes model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise as a function of the suboptimal exercise factor and the post-vesting exit rate. The suboptimal exercise factor and post-vesting exit rate were based on actual historical exercise behavior.

The Company had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company chose the

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

graded vesting attribution method and accordingly, amortizes the fair value of each option over each option’s vesting period (requisite service period).

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $1.1 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25.

Employee stock options granted by the Company are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit or related tax asset for share-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will recognize any future tax benefit from such compensation cost recognized since inception of the Company.

The Company’s net loss for the year ended December 31, 2006 includes $1.2 million of compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements. Stock based compensation included in the Company’s statement of operations for the year ended December 31, 2006 was (in thousands):

Research and development	$385
Sales, general and administrative	795

$1,180

SFAS No. 123(R) was applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

The Company accounts for stock options issued to nonemployees in accordance with the provisions of SFAS No. 123, as amended by SFAS 123(R)and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing the stock options using a Black-Scholes option pricing model and re-measuring such stock options to the current fair value until the performance date has been reached. Awards granted to nonemployees were valued using the Black-Scholes option pricing valuation model using the following weighted average assumptions for awards granted during the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004

Risk-free interest rate	4.31%	4.05%	4.22 - 4.82%
Expected life (in years)	10	10	10
Expected volatility	100%	100%	100%
Expected dividend yield	—%	—%	—%

The Company recognized $1 thousand, $1 thousand, and $6 thousand of stock-based compensation related to option grants to nonemployees for the years ended December 31, 2006, 2005 and 2004.

Net Loss Per Share.  Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. The Company has excluded all outstanding stock options, restricted common stock, warrants, and shares which would be issued under convertible preferred stock from the calculation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 because such securities are anti-dilutive for these periods. Potentially dilutive securities total 2,519,356, 19,410,281 and 12,326,842 at December 31, 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash and cash equivalents, receivables from Forest Laboratories, notes receivable from officers, and accounts payable approximate fair value due to their short-term maturities. Based on borrowing rates available to the Company, the carrying value of the Company’s debt obligations as of December 31, 2005 approximated fair value.

In conjunction with entering into debt agreements, as disclosed in Note 6, the Company issued warrants to purchase shares of its Series A and C redeemable convertible preferred stock that were considered liabilities pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and related FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Investments on Shares That Are Redeemable (FSP 150-5). The warrants were reported as liabilities at their estimated fair value, and any changes in fair value were reflected in the statements of operations during the period of the change in value. On July 3, 2006, the warrants were automatically converted into warrants exercisable for common shares and have been reclassified to equity as they are no longer considered liabilities pursuant to SFAS No. 150, FSP 150-5 and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.

Revenue Recognition.  The Company’s commercial collaboration agreements contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), in accounting for up-front and milestone payments under the agreement. In applying the revenue recognition criteria within EITF 00-21, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Research and Development.  Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, licenses to technology, supplies and contract services relating to the development of new products and technologies, allocated overhead, clinical trial and related clinical manufacturing costs, and other outside costs.

The Company is currently producing clinical and commercial grade product in its facilities and through third parties. Prior to the receipt of approval of its products for commercial sale, these costs are expensed as incurred to research and development.

As discussed in Note 9, in June 2003, the Company acquired program intellectual property, in exchange for Series B convertible preferred stock, which was reflected as research and development expense.

In 2006, 2005 and 2004 the Company expensed $1.1 million, $2.1 million and $3.2 million, respectively, as research and development for payments required under faropenem medoxomil license agreements. In 2006, the Company expensed $1.5 million as research and development for payments required under its REP8839 license agreement.

Comprehensive Loss.  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in financial statements. The Company’s comprehensive loss is comprised of its net loss and unrealized gains and losses on securities available for sale. For the years ended December 31, 2006, 2005 and 2004 comprehensive loss was $29.7 million, $33.2 million and $19.2 million, respectively.

Income Taxes.  The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

At December 31, 2006, for income tax purposes, the Company had net operating loss carryforwards of approximately $96 million, which are available to offset future taxable income, if any, and tax credit carryforwards of approximately $2.4 million. The loss carryforwards expire in various amounts from 2020 through 2026, and the tax credit carryforwards begin expiring in 2022. The Company believes, based on an analysis of historical equity transactions under the provisions of Section 382, that ownership changes have in fact occurred at two points since its inception. Such ownership changes can have the impact of limiting the utilization of net operating losses in future periods. The Company is finalizing its evaluation as to whether such ownership changes will result in the loss of its net operating loss carryforwards existing on the date of the ownership change. The Company’s only significant deferred tax assets are its net operating loss carryforwards. The Company has provided a valuation allowance for its entire net deferred tax asset at December 31, 2006 and 2005 as it is more likely than not that a deferred tax asset will not be realized due to uncertainty as to future utilization of its net operating loss carryforwards, due primarily to its history of operating losses.

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will assess the impact the adoption of SFAS No. 159 will have on its financial statements during 2007.

(3)  Property and Equipment

Property and equipment at December 31, 2006 and 2005 consist of the following (in thousands):

	December 31,
	2006	2005

Equipment	$4,760	$3,864
Furniture and fixtures	820	737
Leasehold improvements	2,195	1,974

	7,775	6,575
Less accumulated depreciation and amortization	(4,605)	(3,327)

Property and equipment, net	$3,170	$3,248

For the years ended December 31, 2006, 2005 and 2004 depreciation and amortization expense was $1.4 million, $1.3 million and $1 million, respectively.

(4)  Agreement with Forest Laboratories Holdings Limited

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories for the commercialization, development and distribution of faropenem medoxomil in the U.S.

Under the terms of the agreement, in February 2006 Forest Laboratories made a $50 million initial payment to the Company and an additional $10 million milestone payment in March 2006, which are being recognized as revenue ratably over the expected term of the agreement. In February 2007, Forest Laboratories provided notice to the Company of its intent to terminate the collaboration and commercialization agreement at the end of the 90 day termination period. As a result, Replidyne will reacquire all U.S. adult and pediatric rights previously granted to Forest Laboratories. Forest Laboratories is obligated under the agreement to cooperate with the Company to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 days of the transition period, the terms and conditions of the collaboration agreement remain in effect, including reimbursement of the majority of ongoing direct development costs for faropenem medoxomil, as defined. As no further obligations exist beyond the termination period in 2007, we anticipate recognizing the remaining unamortized deferred upfront and milestone fees as revenue in 2007.

Through termination in 2007, Forest Laboratories is required under the agreement to reimburse the Company for certain research and development and sales and marketing activities. The Company believes that, as it relates to these activities, it acts as the principal, performing a substantive part of the services directly, has the discretion to choose its suppliers and bears all credit risk associated with the performance of these

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

activities. The Company therefore has recorded these amounts as revenue in accordance with our revenue recognition policy.

(5)  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2006 and 2005 consist of the following (in thousands):

	December 31,
	2006	2005

Accounts payable — trade	$3,223	$3,458
Accrued employee compensation	1,313	977
Accrued clinical trial costs	894	493
Accrued payments to Daiichi Asubio	—	2,122
Value of warrants on redeemable convertible preferred stock	—	580
Other accrued liabilities	2,527	1,524

	$7,957	$9,154

(6)  Long-Term Debt

Equipment Loan and Security Agreement.  On July 31, 2002, the Company entered into an Equipment Loan and Security Agreement (the Agreement) providing the Company with an available line of credit of up to $3.5 million. Pursuant to the terms of the Agreement, amounts borrowed are restricted solely for the purchase of eligible equipment (computer equipment, networking equipment, laboratory equipment, test and measurement equipment, office equipment and furnishings) and other equipment (certain accepted tenant improvements and build-out costs, software, software licenses, tooling, and equipment specially manufactured for the Company). The Company borrowed $3.4 million under this arrangement. At December 31, 2005, $0.2 million was due to the lenders and no additional borrowings were available. Borrowings under this agreement were paid in full in the first quarter of 2006, and no balance is outstanding at December 31, 2006.

In conjunction with the Agreement, the Company issued warrants to the lenders to purchase 140,000 shares of the Company’s Series A redeemable convertible preferred stock, with an exercise price of $1.00 per share. The Company accounted for the warrants in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB Opinion No. 14). Accordingly, the warrants were valued at $0.91 per share, based upon the Black-Scholes option pricing valuation model with the following assumptions: fair value of Series A preferred stock of $1.00; risk-free interest rate of 4.65%; 100% volatility; term equal to the maximum contractual life of the warrants of 10 years; and no dividend yield. The relative fair value of the warrants of $0.1 million was recorded as a debt discount and was amortized to interest expense over the life of the debt. As noted above, in conjunction with the initial public offering in July 2006, all outstanding warrants for preferred stock were automatically converted into warrants to acquire common stock, at a ratio of 0.204 shares of common stock for each share of preferred stock.

Convertible Promissory Notes.  In December 2003, the Company entered into an agreement to borrow an aggregate principal amount of $2 million, which amount was subsequently amended to $7 million. The Company had borrowed $0.7 million at December 31, 2003, and through April 28, 2004, had borrowed the remaining $6.3 million. The borrowings were from existing stockholders in the form of convertible notes payable (the Convertible Notes). The Convertible Notes matured on June 19, 2004, or earlier if a financing that met specified criteria (a Qualified Financing) was closed, and bore interest at a stated rate of 6% per annum.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The Convertible Notes were convertible into Series A redeemable convertible preferred stock (Series A) if a financing was not closed by June 19, 2004, or were automatically converted to the class of equity securities issued upon a Qualified Financing on or prior to June 19, 2004.

In connection with these borrowings, the Company agreed to issue detachable warrants that were exercisable for 700,000 shares of Series A with an exercise price of $1.00 per share or the class of securities issued in a Qualified Financing, if a Qualified Financing occurred on or before June 19, 2004 with an exercise price equal to the per-share price paid for such securities. The Company estimated the value of such warrants using the Black-Scholes option pricing model, and the following assumptions: risk-free interest rate of 4.11%; 100% volatility; maximum contractual life of 10 years; and no dividend yield.

The Company recorded the proceeds from the Convertible Notes based on the relative fair value of the warrants and the debt, and as such, recorded a debt discount of $0.7 million for the allocated value of the warrants. This debt discount was recorded as additional interest expense of $0.3 million, through April 28, 2004, the date that the Convertible Notes were converted to 5,600,000 shares of Series C Redeemable Convertible Preferred Stock (Series C) at $1.25 per share. The carrying amount of the debt for accounting purposes was $6.5 million on the conversion date, and accordingly, the Company recorded a loss upon the extinguishment of $0.5 million, equal to the difference between the carrying value and the fair value of the Series C which extinguished the Convertible Notes.

Also, in connection with the conversion of the Convertible Notes into Series C in 2004, the holders of warrants for 500,000 shares of Series C issued with the Convertible Notes canceled their warrants. The cancellation of the warrants was accounted for as a capital contribution in the accompanying financial statements.

(7)  Related-Party Transactions

Clinical Trials Service Agreement with Quintiles, Inc.  During 2004 and 2005, the Company entered into a consulting agreement and a five year master service agreement with one of its investors, Quintiles, Inc. (Quintiles), for regulatory and documentation consulting services associated with the Company’s faropenem medoxomil program. Under these agreements with Quintiles, the Company is required to pay service fees, expenses and pass-through costs in accordance with established clinical trial budgets. During the years ended December 31, 2006 and 2005, the Company incurred fees of $3.5 million and $0.8 million, respectively, under these agreements, and, as of December 31, 2006 and 2005, $0.4 million and $0.5 million, respectively, was due to Quintiles for services performed. These amounts are included in accounts payable and accrued expenses in the accompanying financial statements. Additionally, the Company has made certain payments to Quintiles for future clinical trial related expenses under its agreements. At December 31, 2006, $0.3 million was included in prepaid expenses and other current assets in the accompanying condensed financial statements. No prepaid amounts related to these agreements existed as of December 31, 2005.

Notes Receivable from Officers.  In 2005, the Company entered into interest-bearing note receivable agreements with two of its officers for the purpose of early exercising stock options in accordance with the Company’s Long-Term Incentive Plan and their option agreements. The loans, totaling $0.4 million, were secured by the underlying restricted common stock received upon exercise, and the Company had full recourse to all assets of the officers to satisfy the notes. The notes receivable bore interest at a rate that was determined to be a market rate. On February 28, 2006, the principal amount of the notes, together with accrued interest, was paid in full in cash.

(8)  Commitments and Contingencies

Operating Leases.  In August and March 2005, the Company entered into a 74-month sub-lease agreement for its Colorado corporate office and laboratory facility and a 60-month lease agreement for its

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Connecticut office facility, respectively. In August 2006, the Company leased additional office facilities in Colorado from its existing landlord on terms consistent with the existing lease. These lease agreements include rent concessions and escalating rent payments throughout the term of the lease. The rent expense related to these leases is recorded monthly on a straight-line basis in accordance with U.S. generally accepted accounting principles. Additionally, the Company received leasehold incentives which have been recorded as a deferred credit and are being amortized monthly on a straight-line basis to rent expense over the term of the lease.

At December 31, 2006, future minimum lease payments under the Company’s noncancelable operating leases are as follows (in thousands):

For the Year Ending December 31,
2007	$696
2008	737
2009	779
2010	729
2011	514

Total future minimum lease payments	$3,455

During the years ended December 31, 2006, 2005 and 2004 the Company recognized $0.6 million, $0.6 million, $0.4 million in rent expense, respectively.

Indemnifications.  The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Daiichi Asubio License Agreement.  In 2003, the Company made payments, totaling $0.6 million, under a letter of intent to secure certain in-process research and development. In March 2004, the Company entered into a license agreement with Daiichi Asubio to develop and commercialize faropenem medoxomil in the U.S. and Canada for adult and pediatric use. The Company has an exclusive option to license rights to faropenem medoxomil for the rest of the world excluding Japan. The Company bears the cost of and manages development, regulatory approvals and commercialization efforts. Daiichi Asubio is entitled to up-front fees, milestone payments and royalties. Under certain circumstances, the Company may be required to make certain payments to Daiichi Asubio upon termination of the agreement or abandonment of certain products. In February 2006, the Company and Daiichi Asubio amended certain terms of this agreement. These amended terms have been reflected below.

In consideration for the license, in 2004 the Company paid Daiichi Asubio an initial license fee of ¥400 million ($3.8 million) less amounts previously paid in 2003. In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million (approximately $2.1 million) for the first milestone due to Daiichi Asubio under this agreement. This amount was expensed to research and development in 2005, and paid in 2006. In February 2006, this milestone payment was increased to ¥375 million (approximately $3.2 million). The increased milestone amount of ¥125 million (approximately $1.1 million) was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of up to ¥375 million (approximately $3.2 million at December 31, 2006) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.5 million at December 31, 2006) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Daiichi Asubio we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.2 million as of December 31, 2006). Additionally, the Company is responsible for royalty payments to Daiichi Asubio based

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Daiichi Asubio or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as a research and development expense, as faropenem medoxomil has not been approved by the FDA.

Daiichi Asubio and Nippon Soda Supply Agreement.  Under a separate supply agreement entered into in December 2004 among Daiichi Asubio, Nippon Soda and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements for faropenem medoxomil for the U.S. and Canadian markets. At the time of full commercial launch, the Company becomes obligated to purchase minimum quantities of drug substance to be determined initially by the Company and Nippon Soda. If the full commercial launch is delayed, the Company may be obligated to pay annual delay compensation of up to ¥280 million (approximately $2.4 million at December 31, 2006) to Nippon Soda beginning on July 1, 2007. In September 2006 the supply agreement was amended concurrent with the execution of a new supply agreement between Forest Laboratories, Daiichi Asubio and Nippon Soda relating to the U.S. market for faropenem medoxomil. Under the amended supply agreement, certain of the Company’s obligations with respect to purchase commitments, delay compensation and other matters were waived and deemed satisfied by Forest Laboratories pursuant to its agreement. The Company’s supply agreement continued to apply for potential supply of faropenem medoxomil for the Canadian market.

Under an agreement with Forest Laboratories Holdings Limited (Forest Laboratories) entered into in February 2006, the Company remained responsible for only the delay compensation that accrued for any period ending on or prior to December 31, 2007. Thereafter, Forest Laboratories was primarily responsible for any delay compensation. After consideration of the agreement with Forest Laboratories, the Company’s maximum potential delay compensation obligation in 2006 was ¥105 million (approximately $0.9 million at December 31, 2006). If the Company terminates this Agreement by material breach, bankruptcy, abandonment of the development or commercialization of faropenem medoxomil or significant delay in launch, as defined in the agreement, and fails to launch faropenem medoxomil, it is obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.5 million at December 31, 2006) in engineering costs. Additionally, in accordance with an agreement between Forest Laboratories and the Company signed in August 2006, the Company agreed to share equally in a cancellation fee applicable to Forest Laboratories in its agreement with Daiichi Asubio and Nippon Soda. Upon Forest Laboratories cancellation of its initial purchase order of a specified amount, the Company’s share of the cancellation fee was ¥75 million (approximately $0.6 million at December 31, 2006) which was accounted for a research and development expense in 2006. In 2006, upon receiving the non-approvable letter from the FDA, the Company accrued delay compensation and cancellation fees under these agreements totaling $1.5 million. These amounts were expensed as research and development in 2006. In February 2007, concurrent with Forest Laboratories termination of its supply agreements with Daiichi Asubio and Nippon Soda, the previously suspended provisions in the Company’s agreements with Daiichi Asubio and Nippon Soda are no longer suspended and therefore the Company’s obligations with respect to purchase commitments, delay compensation and other matters are no longer waived. As a result, the Company may incur additional contingent fees under these agreements in future periods.

MEDA Supply Agreement.  In April 2005, the Company and MEDA (formerly Tropon) entered into a supply agreement for production of adult tablets of faropenem medoxomil, which was amended as to certain terms in March 2006. Beginning in 2006, the Company became obligated to make annual minimum purchases of MEDA product of €2.3 million (approximately $3 million at December 31, 2006). If in any year the Company has not satisfied its minimum purchase commitments, the Company is required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. The Company is required to buy all of its requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29 million at December 31, 2006). If the agreement is terminated, under certain circumstances the Company may be

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

obligated to pay up to €1.7 million (approximately $2.2 million at December 31, 2006) in facility decontamination costs.

In March 2006 when the agreement was amended, the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remained liable for any shortfall amount in 2006 that may not have been credited against future drug product purchases. In 2006, the Company incurred $1.5 million relating to its portion of the 2006 shortfall in minimum purchases under these agreements. The amount was expensed as research and development in 2006. In 2007, concurrent with Forest Laboratories termination of its supply agreements with MEDA, the previously suspended provisions in the Company’s agreements with MEDA are no longer suspended and therefore the Company’s obligations with respect to purchase commitments and facility decontamination costs are no longer waived. As a result, the Company may incur additional contingent fees under this agreement in future periods.

Derivative Instruments.  The Company has used derivative instruments to minimize the impact of foreign currency fluctuations on current and forecasted payables, denominated in Japanese Yen. As discussed above, the Company is obligated to pay amounts in accordance with its license agreement with Daiichi Asubio in Japanese Yen. These forecasted payments expose the Company’s earnings and cash flows to adverse movements in foreign currency exchange rates. To reduce the effects of foreign currency fluctuations the Company has entered into foreign exchange option contracts with maturities of less than 12 months.

The Company does not enter into foreign exchange option contracts for trading purposes. Gains and losses on the contracts are included in earnings. The Company does not expect gains or losses on these derivative instruments to have a material impact on its financial results.

(9)  Preferred Stock

In May 2006, the Company authorized a 1-for-4.904 reverse stock split effective June 26, 2006. The stock split applied to all common stock and options to purchase the Company’s common stock outstanding as of June 26, 2006. All common shares and amounts included in these financial statements have been adjusted to reflect this reverse stock split.

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

Common shares issued upon the conversion of outstanding preferred stock on July 3, 2006 are presented below (in thousands):

		Common Shares
		Issued Upon
	July 3, 2006	Conversion of
	Shares	Preferred Stock on
	Issued and	July 3,
	Outstanding	2006

Series A	13,000	2,651
Series B	4,000	816
Series C	36,880	7,520
Series D	34,722	7,080

	88,602	18,067

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Original Issuances of Preferred Stock.  In February 2002, the Company issued 13,000,000 shares of $0.01 par value Series A redeemable convertible preferred stock (Series A) at $1.00 per share. Total proceeds from Series A were $12.8 million, net of $0.2 million in issuance costs.

In June 2003, the Company issued 4,000,000 shares of $0.01 par value Series B convertible preferred stock (Series B) for $1.25 per share to GlaxoSmithKline (GSK) in exchange for certain program intellectual property, supporting material and license rights, which was recorded as research and development expense in the year ended December 31, 2003. The fair value of Series B was $5 million. In accordance with the terms of the asset purchase agreement, the Company paid GSK an additional $1.5 million in June 2006 following filing of the Company’s Investigational New Drug application (IND) for REP8839, the related drug. The amount was recorded as research and development expense in 2006. The Company is not obligated to make any additional payments to GSK under this agreement.

In April, August, September, and November 2004, the Company issued an aggregate of 36,800,000 shares of $0.01 par value Series C redeemable convertible preferred stock (Series C) at $1.25 per share. Total proceeds from Series C were $38.8 million, net of $0.2 million in issuance costs, and the conversion of $7.0 million of bridge notes payable.

In August 2005, the Company issued 34,722,222 shares of $0.001 par value Series D redeemable convertible preferred stock (Series D) at $1.80 per share. Total proceeds from Series D were $60.2 million, net of $2.3 million in issuance costs.

Redeemable Convertible Preferred Stock Warrants.  In connection with the issuance of debt and convertible notes, the Company issued 140,000 and 200,004 warrants to certain lenders and investors to purchase shares of the Company’s Series A and Series C redeemable convertible preferred stock, respectively. In 2006, warrants for 80,001 shares of Series C redeemable convertible preferred stock were exercised for proceeds of $0.1 million.

The warrants were recorded as liabilities at their fair value pursuant to SFAS No. 150 and FSP 150-5. In July 2006, upon completion of the Company’s initial public offering, all outstanding preferred stock warrants were automatically converted into common stock warrants at a conversion rate of 0.204-to-1 and reclassified to equity at the then current fair value. As of December 31, 2006, warrants for the purchase of 53,012 shares of common stock were outstanding with exercise prices in the range of $4.90 to $6.13 per share.

Preferred Stockholder Rights and Preferences.  Prior to the conversion of the Company’s preferred stock upon completion of its initial public offering on July 3, 2006, holders of the Company’s preferred stock had certain rights and preferences. Preferred stockholders were entitled to receive, when and as declared or paid by the board of directors, dividends at the rate of 8% per annum of the applicable original purchase price, accrued on a daily basis. Holders of Series A, B and D preferred stock had certain redemption rights, which included accrued and unpaid dividends, whether or not declared. Additionally, preferred stockholders had rights and preferences in liquidation, voting and conversion.

(10)  Common Stock

The Company’s Certificate of Incorporation, as amended and restated on July 3, 2006, authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. Each share of common stock is entitled to one vote on each matter properly submitted to the stockholders of the Company for their vote. The holders of common stock are entitled to receive dividends when and as declared or paid by the board of directors, subject to prior rights of the Preferred Stockholders, if any.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

(11)  Share-Based Compensation

Stock Option Plan.  The Company’s Equity Incentive Plan, as amended in 2006 (the Option Plan), provides for up to 7,137,030 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees, including its officers. Nonqualified stock options may be granted to Company employees, which includes its officers, directors, and consultants of the Company. Generally, options granted under the Option Plan expire ten years from the date of grant and vest over four years: 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $0.5 million, $0.2 million and $2 thousand, respectively.

In 2005, following the death of one of its employees, the Company accelerated and re-priced to zero 24,468 stock options. As a result, in 2005 the Company recorded additional stock based compensation expense of approximately $0.1 million.

In 2006, the Company issued 16,313 stock options to an employee with an exercise price of $5.20 per share which was based on a previous independent valuation and deemed to be fair value at the date of grant. Subsequently, the Company completed a valuation with an independent third party and determined that the grant date fair value was $8.98 per share. In 2006, the Company re-priced all 16,313 shares from $5.20 to $8.98. In consideration for this upward adjustment to exercise price, in 2007 the Company issued the employee 12,727 shares of restricted stock. As a result of this modification, the Company will record additional stock based compensation expense of $34 thousand over the requisite service period.

Stock options outstanding at December 31, 2006, changes during the year then ended, and options exercisable are presented below (in thousands, except weighted average data and intrinsic value):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2006	733	$0.69
Granted	1,587	5.24
Exercised	(213)	0.83
Forfeited	(39)	4.42

Options outstanding at December 31, 2006	2,068	4.10	8.90	$3.4

Options exercisable at December 31, 2006	215	$0.89	7.82	$1.0

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Additional information regarding outstanding stock options as of December 31, 2006 is presented below (in thousands, except for exercise price and weighted average data):

		Stock Options Outstanding
		Weighted		Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$ 0.49	48	6.07	$0.49	43	$0.49
0.61	432	8.11	0.61	137	0.61
1.32	39	8.76	1.32	13	1.32
3.19	890	9.05	3.19	22	3.19
5.20	194	9.19	5.20	—	—
6.18	32	9.96	6.18	—	—
8.97	160	9.36	8.97	—	—
9.00	42	9.76	9.00	—	—
9.38	16	9.78	9.38	—	—
9.51	14	9.79	9.51	—	—
9.64	50	9.79	9.64	—	—
9.82	2	9.69	9.82	—	—
10.00	128	9.51	10.00	—	—
10.03	21	9.62	10.03	—	—

	2,068	8.90	4.10	215	0.89

The weighted average grant date fair value of options granted under the Equity Incentive Plan during the years ended December 31, 2006, 2005, and 2004 was $2.52, $0.15 and $0.10, per share respectively.

In preparing for its IPO, the Company obtained a retrospective valuation from an independent valuation specialist as of September 8, 2005 and November 30, 2005. Thereafter, the Company obtained contemporaneous valuations from an independent valuation specialist as of December 30, 2005, January 19, 2006, February 10, 2006 and April 5, 2006. The Company selected the period from September 8, 2005 for obtaining independent valuations because the Company issued shares of Series D convertible preferred shares to unrelated parties in an arms length transaction in August 2005. The significant factors considered in the independent valuations included financial position following completion of offerings of the Company’s Series A, Series C and Series D convertible preferred shares for cash, the potential for filing an NDA for faropenem medoxomil with the FDA, the opportunity to obtain a collaboration and commercial partner for faropenem medoxomil and the potential for an IPO. The independent valuation firm calculated the fair value of the Company’s common stock using the Probability-Weighted Expected Return Method in accordance with guidelines established in the AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities.

Non-vested Shares.  During the years ended December 31, 2006, 2005 and 2004 the Company granted options for 1,283,316, 525,081, and 905,587 shares of common stock, respectively, that are eligible to be exercised prior to vesting, provided that the shares issued upon such exercise are subject to restrictions which will be released consistent with the original option vesting period. Of these shares, restrictions on 145,288 shares will be released at an accelerated rate if a new drug application for faropenem medoxomil is approved by the FDA. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options granted under the Option Plan expire no more than 10 years from the date of grant.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

A summary of the changes in restricted shares is presented below (in thousands):

Non-vested shares outstanding at December 31, 2004	—
Restricted stock granted upon exercise of stock options	679
Shares vested upon release of restrictions	(114)

Non-vested shares outstanding at December 31, 2005	565
Restricted stock granted upon exercise of stock options	79
Shares vested upon release of restrictions	(244)

Non-vested shares outstanding at December 31, 2006	400

The fair value of restricted shares vested during 2006 and 2005 was $0.2 million in each period.

Stock Based Compensation — Stock Options.  Awards granted to employees prior to the adoption of SFAS No. 123(R) were valued using the intrinsic value method. The Company recognized $0.1 million and $3 thousand of stock-based compensation in the years ended December 31, 2005 and 2004, respectively, for employee awards. As discussed in Note 2, the Company has applied SFAS No. 123(R) to awards granted after January 1, 2006. During the year ended December 31, 2006, the Company recognized $1.2 million of stock based compensation for employee awards. As of December 31, 2006, there was $2.3 million of total unrecognized compensation costs (net of expected forfeitures) from options granted under the Plan to be recognized over a weighted average remaining period of 2.88 years.

Employee Stock Purchase Plan.  The Company has reserved 305,872 shares of common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the Board of Directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. During the initial six month offering period, which commenced on June 28, 2006, employees were permitted to make retroactive elections to increase contributions through cash infusions until ten days before the end of the initial offering period. These retroactive elections to increase contributions through cash infusions are no longer available to employees in subsequent offering periods. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). As of December 31, 2006, 43,482 shares had been issued pursuant to the Purchase Plan. The Company recognized approximately $39 thousand in share-based compensation expense under SFAS No. 123(R) related to the Purchase Plan during the year ended December 31, 2006.

(12)  Income Taxes

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company has had no provision for income taxes since inception due to its net operating losses.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The income tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets are as follows (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$36,702	$25,961
Research and experimentation credits	2,383	1,443
Depreciation and amortization	455	283
Accrued expenses and other	505	534

Total deferred tax assets	40,045	28,221
Valuation allowance	(40,045)	(28,221)

Net deferred tax assets	$—	$—

The benefit for income taxes differs from the amount computed by applying the United States of America federal income tax rate of 35% to the loss before income taxes as follows (in thousands):

	December 31,
	2006	2005	2004

U.S. federal income tax benefit at statutory rates	$(10,237)	$(11,784)	$(6,739)
State income tax benefit, net of federal impact	(951)	(1,094)	(557)
Non-deductable expenses	235	39	274
Research and experimentation credits	(940)	(905)	(420)
Other items	69	12	(43)
Change in valuation allowance	11,824	13,732	7,485

	$—	$—	$—

At December 31, 2006, the Company had approximately $96 million of net operating loss carryforwards and approximately $2.4 million of research and experimentation credits which may be used to offset future taxable income. The carryforwards will expire in 2020 through 2026. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company believes, based on an analysis of historical equity transactions under the provisions of Section 382, that ownership changes have in fact occurred at two points since its inception. Such ownership changes can have the impact of limiting the utilization of net operating losses in future periods. The Company is finalizing its evaluation as to whether such ownership changes will result in the loss of its net operating loss carryforwards existing on the date of the ownership change.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

(13)	Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (unaudited, in thousands, except for loss per share data):

				Basic and Diluted
			Net Loss	Net Loss Attributable
			Attributable	to Common
			to Common	Stockholders
	Revenue	Net Loss	Stockholders	per Share

Year ended December 31, 2006:
First quarter	$2,877	$(7,702)	$(10,355)	$(7.21)
Second quarter	4,045	(6,208)	(8,862)	(5.79)
Third quarter	3,679	(5,722)	(5,806)	(0.23)
Fourth quarter	5,387	(9,617)	(9,617)	(0.36)

Year ended December 31, 2005:
First quarter	$267	$(5,390)	$(6,681)	$(8.13)
Second quarter	—	(7,138)	(8,429)	(8.31)
Third quarter	174	(8,062)	(10,021)	(9.47)
Fourth quarter	—	(13,079)	(15,729)	(13.37)

Basic and diluted net loss attributable to common stockholders per share are identical since common equivalent shares are excluded from the calculation as their effect is antidilutive.

(14)  Subsequent Event

Agreement with Forest Laboratories

In February 2007, the Company received notice from Forest Laboratories of its intent to terminate the Commercialization and Collaboration agreement entered into in February 2006. As a result of this termination, the Company will reacquire all faropenem medoxomil U.S. adult and pediatric rights previously granted to Forest Laboratories. Forest Laboratories is obligated under the agreement to cooperate with the Company to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 days of the transition period, the terms and conditions of the collaboration agreement remain in effect, including reimbursement of the majority of ongoing direct development costs for faropenem medoxomil, as defined. The Company has agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate the clinical trial among patients with acute exacerbation of chronic bronchitis. In 2007, the Company will accelerate the recognition of certain upfront and milestone payments previously received and being amortized over the former expected term of the agreement. Accordingly, the Company has classified the remaining unamortized deferred license revenue as current in its balance sheet as of December 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.replidyne.com under the heading “Investor Information”. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Replidyne, Inc., c/o Investor Relations, 1450 Infinite Drive, Louisville, CO 80027.

Except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4, all additional information required by this item will be contained in our definitive Proxy Statement (“Proxy Statement”) for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007 under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the headings “Compensation of Directors” and “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement under the headings “Compensation of Executive Officers — Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements.  The following financial statements are submitted as part of this report:

Report of Registered Independent Public Accounting Firm
Balance Sheets at December 31, 2006 and 2005
Statements of Operations for 2006, 2005 and 2004
Statements of Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss
  for 2006, 2005 and 2004
Statements of Cash Flows for 2006, 2005 and 2004
Notes to Financial Statements

b. Financial Statement Schedules

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

c. Exhibits

Exhibit
Number		Note	Description of Document

3.1		(1)	Restated Certificate of Incorporation, dated August 17, 2005, currently in effect.
3.2		(1)	Certificate of Amendment of Restated Certificate of Incorporation, dated March 8, 2006, currently in effect.
3.3		(1)	Form of Certificate of Amendment of Restated Certificate of Incorporation.
3.4		(1)	Form of Restated Certificate of Incorporation to be effective upon completion of this offering.
3.5		(1)	Amendment and Restated Bylaws, currently in effect.
3.6		(1)	Form of Amended and Restated Bylaws to be effective upon completion of this offering.
4.1		(1)	Reference is made to exhibits 3.1 through 3.6.
4.2		(1)	Specimen Common Stock Certificate.
4.3		(1)	Form of Warrant to purchase shares of Series A Convertible Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.4		(1)	Form of Warrant to purchase shares of Series C Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.5		(1)	Fourth Amended and Restated Stockholders’ Agreement, dated August 17, 2005, between the Registrant and certain of its stockholders, as amended March 7, 2006.
10	.1+	(1)	Form of Indemnification Agreement for Directors.
10	.2+	(1)	Form of Indemnification Agreement for Executive Officers.
10	.3+	(1)	2006 Equity Incentive Plan.
10	.4+	(1)	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

Exhibit
Number		Note	Description of Document

10	.5+	(1)	2006 Employee Stock Purchase Plan.
10	.6+	(1)	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Kenneth J. Collins.
10	.8+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Nebojsa Janjic, Ph.D.
10	.9+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Peter Letendre, Pharm.D.
10	.10+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Roger M. Echols, M.D.
10	.11+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Mark Smith.
10	.12+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Donald Morrissey.
10	.13+	(1)	Summary of Director Compensation Program.
10	.14*	(1)	License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.1*	(1)	Amendment, dated April 5, 2005, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.2*	(1)	Second Amendment, dated February 10, 2006, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.15*	(1)	Supply Agreement, dated December 20, 2004, among the Registrant, Daiichi Suntory Pharma Co., Ltd. and Nippon Soda Co., Ltd.
10.16		(1)	Lease agreement, dated March 22, 2005, by and between the Registrant and Crown Milford LLC.
10.17		(1)	Lease agreement, dated October 25, 2005, by and between the Registrant and Triumph 1450 LLC.
10	.18*	(1)	Collaboration and Commercialization Agreement, dated February 10, 2006, between the Registrant and Forest Laboratories Holdings Limited.
10	.19+	(2)	Replidyne Inc. Variable Incentive Bonus Plan for Calendar Year 2007.
23.1			Consent of KPMG LLP.
24.1			Power of Attorney (included on signature page hereto).
31.1			Certification of principal executive officer required by Rule 13a-14(a).
31.2			Certification of principal financial officer required by Rule 13a-14(a).
32.1			Section 1350 Certification.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (File No. 333-133021), as amended, declared effective June 29, 2006.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Kenneth Collins
Kenneth Collins
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Collins Kenneth J. Collins	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 27, 2007

/s/ Mark L. Smith Mark L. Smith	Chief Financial Officer, Treasurer, (Principal Financial and Accounting Officer)	March 27, 2007

/s/ Kirk K. Calhoun Kirk K. Calhoun	Member of the Board of Directors	March 27, 2007

/s/ Ralph E. Christoffersen Ralph E. Christoffersen, Ph.D.	Member of the Board of Directors	March 27, 2007

/s/ Geoffrey Duyk Geoffrey Duyk, MD, Ph.D.	Member of the Board of Directors	March 27, 2007

/s/ Christopher D. Earl Christopher D. Earl, Ph.D.	Member of the Board of Directors	March 27, 2007

/s/ Augustine Lawlor Augustine Lawlor	Member of the Board of Directors	March 27, 2007

/s/ Daniel J. Mitchell Daniel J. Mitchell	Member of the Board of Directors	March 27, 2007

Henry Wendt	Member of the Board of Directors	March 27, 2007

Exhibit
Number		Note	Description of Document

3.1		(1)	Restated Certificate of Incorporation, dated August 17, 2005, currently in effect.
3.2		(1)	Certificate of Amendment of Restated Certificate of Incorporation, dated March 8, 2006, currently in effect.
3.3		(1)	Form of Certificate of Amendment of Restated Certificate of Incorporation.
3.4		(1)	Form of Restated Certificate of Incorporation to be effective upon completion of this offering.
3.5		(1)	Amendment and Restated Bylaws, currently in effect.
3.6		(1)	Form of Amended and Restated Bylaws to be effective upon completion of this offering.
4.1		(1)	Reference is made to exhibits 3.1 through 3.6.
4.2		(1)	Specimen Common Stock Certificate.
4.3		(1)	Form of Warrant to purchase shares of Series A Convertible Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.4		(1)	Form of Warrant to purchase shares of Series C Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.5		(1)	Fourth Amended and Restated Stockholders’ Agreement, dated August 17, 2005, between the Registrant and certain of its stockholders, as amended March 7, 2006.
10	.1+	(1)	Form of Indemnification Agreement for Directors.
10	.2+	(1)	Form of Indemnification Agreement for Executive Officers.
10	.3+	(1)	2006 Equity Incentive Plan.
10	.4+	(1)	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10	.5+	(1)	2006 Employee Stock Purchase Plan.
10	.6+	(1)	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Kenneth J. Collins.
10	.8+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Nebojsa Janjic, Ph.D.
10	.9+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Peter Letendre, Pharm.D.
10	.10+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Roger M. Echols, M.D.
10	.11+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Mark Smith.
10	.12+	(1)	Employment Agreement, dated April 3, 2006, between the Registrant and Donald Morrissey.
10	.13+	(1)	Summary of Director Compensation Program.
10	.14*	(1)	License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.1*	(1)	Amendment, dated April 5, 2005, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.2*	(1)	Second Amendment, dated February 10, 2006, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.15*	(1)	Supply Agreement, dated December 20, 2004, among the Registrant, Daiichi Suntory Pharma Co., Ltd. and Nippon Soda Co., Ltd.
10.16		(1)	Lease agreement, dated March 22, 2005, by and between the Registrant and Crown Milford LLC.
10.17		(1)	Lease agreement, dated October 25, 2005, by and between the Registrant and Triumph 1450 LLC.
10	.18*	(1)	Collaboration and Commercialization Agreement, dated February 10, 2006, between the Registrant and Forest Laboratories Holdings Limited.
10	.19+	(2)	Replidyne Inc. Variable Incentive Bonus Plan for Calendar Year 2007.

Exhibit
Number	Note	Description of Document

23.1		Consent of KPMG LLP.
24.1		Power of Attorney (included on signature page hereto).
31.1		Certification of principal executive officer required by Rule 13a-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a).
32.1		Section 1350 Certification.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (File No. 333-133021), as amended, declared effective June 29, 2006.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on March 9, 2007.