Form 10-Q
period 2007-03-31
REPLIDYNE INC
filed 2007-05-10
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52082

REPLIDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1568247
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1450 Infinite Drive,	80027
Louisville, Colorado	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2007

Common Stock, $.001 par value per share	27,010,506 shares

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$89,049	$24,091
Short-term investments	29,959	101,476
Receivable from Forest Laboratories	2,205	4,634
Prepaid expenses and other current assets	1,627	2,079

Total current assets	122,840	132,280
Property and equipment, net	2,851	3,170
Other assets	128	111

Total assets	$125,819	$135,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,209	$7,957
Current portion of deferred revenue	55,162	56,176

Total current liabilities	62,371	64,133
Other long-term liabilities	50	56

Total liabilities	62,421	64,189

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 27,041,093 and 27,009,749 shares; outstanding 27,010,506 and 26,979,162 shares at March 31, 2007 and December 31, 2006, respectively	27	27
Treasury stock, $0.01 par value; 30,587 shares, at cost	(2)	(2)
Additional paid-in capital	188,903	188,334
Accumulated other comprehensive income (loss)	2	(7)
Accumulated deficit	(125,532)	(116,980)

Total stockholders’ equity	63,398	71,372

Total liabilities and stockholders’ equity	$125,819	$135,561

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$2,925	$2,877

Costs and expenses:
Research and development	9,446	8,970
Sales, general and administrative	3,536	1,953

Total costs and expenses	12,982	10,923

Loss from operations	(10,057)	(8,046)
Investment income and other, net	1,505	344

Net loss	(8,552)	(7,702)
Preferred stock dividends and accretion	—	(2,653)

Net loss attributable to common stockholders	$(8,552)	$(10,355)

Net loss attributable to common stockholders per share — basic and diluted	$(0.32)	$(7.21)

Weighted average common shares outstanding — basic and diluted	26,620,767	1,435,726

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(8,552)	$(7,702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	419	363
Stock-based compensation	504	112
Discounts and premiums on short-term investments	525	(564)
Amortization of debt discount and issuance costs	—	9
Other	—	43
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	2,429	(2,140)
Prepaid expenses and other current assets	453	(65)
Other assets	(17)	23
Accounts payable and accrued expenses	(520)	809
Deferred revenue	(1,013)	59,410
Other long-term liabilities	(6)	(6)

Net cash (used in) provided by operating activities	(5,778)	50,292

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	—	(57,842)
Maturities of short-term investments classified as available-for-sale	37,067	36,000
Maturities of short-term investments classified as held-to-maturity	33,934	—
Acquisitions of property and equipment	(297)	(171)

Net cash provided by (used in) investing activities	70,704	(22,013)

Cash flows from financing activities:
Principal payments on debt	—	(169)
Proceeds from issuance of common stock from the exercise of stock options	32	155
Payments of deferred offering costs	—	(462)
Bank overdraft	—	(227)
Proceeds from notes receivable from officers repaid in full prior to initial public offering	—	356
Proceeds from issuance of Series C redeemable convertible preferred stock from the exercise of warrants	—	100

Net cash provided by (used in) financing activities	32	(247)

Net increase in cash and cash equivalents	64,958	28,032
Cash and cash equivalents:
Beginning of period	24,091	4,353

End of period	$89,049	$32,385

Supplemental cash flow information:
Cash paid for interest	$—	$15

Changes in capital expenditures in accounts payable and accrued liabilities	$(196)	$—

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

The Company’s research and development product pipeline also includes REP8839, a drug candidate being developed for topical use for treatment of skin and wound infections, including methicillin-resistant Staphylococcus aureus (MRSA) infections. The Company is also pursuing the development of other novel anti-infective products based on an in-house library of proprietary compounds and its bacterial DNA replication technology.

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories Holding Limited (Forest Laboratories) for the commercialization, development and distribution of faropenem medoxomil in the U.S. Under this agreement, in 2006 the Company received upfront and milestone payments of $60 million. On February 6, 2007, the Company announced that its collaboration and commercialization agreement with Forest Laboratories would terminate. This termination, which occurred on May 7, 2007, follows issuance in October 2006 of the non-approvable letter by the FDA for the Company’s NDA for faropenem medoxomil. As a result, the Company has reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. All amounts received under the collaboration and commercialization agreement are non-refundable.

(2)  Summary of Significant Accounting Policies

Unaudited Interim Financial Statements.  The condensed balance sheet as of March 31, 2007, and condensed statements of operations and the statements of cash flows for the three months ended March 31, 2007 and 2006, respectively, have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of March 31, 2007 and results of operations and the statements of cash flows for the three months ended March 31, 2007 and 2006, respectively, have been made. These interim results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2007. The December 31, 2006 balance sheet was derived from audited financial statements.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments.  Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. At March 31, 2007 and December 31, 2006, contractual maturities of the Company’s short-term investments are twelve months or less.

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

Available-for-sale securities are recorded at estimated fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in investment income and other. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis during the three months ended March 31, 2007 and 2006. The Company’s short-term investments are classified as follows at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Available-for-sale securities — recorded at fair value	$11,973	$49,525
Held-to-maturity securities — recorded at amortized cost	17,986	51,951

Total short-term investments	$29,959	$101,476

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$—	$—	$9,898	$9,899
U.S. commercial paper	3,987	3,988	8,933	8,924
Asset-backed securities	7,984	7,985	30,701	30,702

	$11,971	$11,973	$49,532	$49,525

Unrealized holding gains on available-for-sale securities as of March 31, 2007 were $2 thousand. Unrealized holding gains and losses on available-for-sale securities as of December 31, 2006 were $5 and $12 thousand, respectively. Net unrealized holding gains or losses are recorded in accumulated other comprehensive income or loss.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$13,987	$13,986	$42,962	$42,951
Asset-backed securities	3,999	3,998	8,989	8,985

	$17,986	$17,984	$51,951	$51,936

Unrealized holding losses on held-to-maturity investments as of March 31, 2007 were $2 thousand. Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2006 were $3 and $18 thousand, respectively.

Concentrations of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and receivables from Forest Laboratories. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, and making investments with maturities that maintain safety and liquidity.

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

Accrued Liabilities.  As part of the process of preparing its financial statements, the Company is required to estimate accrued liabilities. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with preclinical and clinical trials, and fees payable to contract manufacturers in connection with the production of materials related to product candidates. Accruals for amounts due to clinical research organizations are among the Company’s most significant estimates. In connection with these service fees, estimates are most affected by the Company’s understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to judgment. The Company makes these judgments based upon the facts and circumstances known and accounts for these estimates in accordance with accounting principles involving accrued liabilities generally accepted in the U.S.

Segments.  The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method of transition. Under that transition method, compensation cost recognized after adoption includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method prescribed by APB Opinion No. 25, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 7.47% during the three months ended March 31, 2007 and applied an annual forfeiture rate of 6.97% during 2006. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical option exercise behaviors.

For options granted during the three months ended March 31, 2007, the Company estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 4.45%, and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.10 years.

The Company had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company chose the graded vesting attribution method and accordingly, amortizes the fair value of each option over each option’s vesting period (requisite service period).

Employee stock options granted by the Company are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit or related tax asset for share-based compensation arrangements as the Company does not believe it is more likely than not it will recognize any future tax benefit from such compensation cost recognized since inception of the Company.

Under SFAS 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount. See Note 7 for further information on share-based compensation under

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

these plans. Share-based compensation included in the Company’s condensed statement of operations for the three months ended March 31, 2007 was (in thousands):

Research and development	$220
Sales, general and administrative	284

$504

SFAS No. 123(R) was applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Net Loss Per Share.  Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. The Company has excluded all outstanding stock options, restricted common stock, warrants, and shares which would be issued under convertible preferred stock from the calculation of diluted net loss per share for the three months ended March 31, 2007 and 2006 because such securities are anti-dilutive for these periods. Potentially dilutive securities total 3,492,899 and 20,329,773 at March 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash and cash equivalents, receivables from Forest Laboratories, and accounts payable approximate fair value due to their short-term maturities.

Revenue Recognition.  The Company’s commercial collaboration agreements can contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), in accounting for upfront and milestone payments under the agreement. In applying the revenue recognition criteria within EITF 00-21, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Research and Development.  Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, licenses to technology, supplies and contract services relating to the development

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

of new products and technologies, allocated overhead, clinical trial and related clinical manufacturing costs, and other external costs.

The Company is currently producing clinical and commercial grade product in its facilities and through third parties. Prior to obtaining approval of its products for commercial sale, these costs are expensed as incurred to research and development.

Comprehensive Loss.  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in financial statements. The Company’s comprehensive loss is comprised of its net loss and unrealized gains and losses on securities available-for-sale. For the three months ended March 31, 2007 and 2006 comprehensive loss was $8.5 million and $7.7 million, respectively.

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

Based on an analysis of historical equity transactions under the provisions of Section 382 of the Internal Revenue Service Code, the Company believes that ownership changes have occurred at two points since its inception. These ownership changes will limit the annual utilization of the Company’s net operating losses in future periods. The Company does not believe that these ownership changes will result in the loss of any of its net operating loss carryforwards existing on the date of each ownership change. The Company’s only significant deferred tax assets are its net operating loss carryforwards. The Company has provided a valuation allowance for its entire net deferred tax asset since its inception as it is more likely than not that a deferred tax asset will not be realized due to uncertainty as to future utilization of its net operating loss carryforwards, due primarily to its history of operating losses.

Recent Accounting Pronouncements.  Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial position, net earnings or cash flows.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At March 31, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income as general and administrative expenses. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2003 to 2006 federal returns remain open to examination and the tax years 2002 to 2006 remain open to examination by other taxing jurisdictions to which we are subject.

The Emerging Issues Task Force (EITF) has two issues currently under consideration that may impact the Company. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Development Activities, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects, if any, on its financial statements and disclosures.

(3)  Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Equipment	$4,837	$4,760
Furniture and fixtures	828	820
Leasehold improvements	2,210	2,195

	7,875	7,775
Less accumulated depreciation and amortization	(5,024)	(4,605)

Property and equipment, net	$2,851	$3,170

For the three months ended March 31, 2007 and 2006 depreciation and amortization expense was $0.4 million in each period.

(4)  Agreement with Forest Laboratories Holdings Limited

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories for the commercialization, development and distribution of faropenem medoxomil in the U.S. In October 2006, the Company received a non-approvable letter from the FDA for the NDA it submitted for faropenem medoxomil in December 2005. According to the non-approvable letter, the FDA recommends further clinical studies for all indications included in the NDA, additional microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil. In February 2007, the Company received notice from Forest Laboratories that it was exercising its right to terminate the collaboration and commercialization agreement in May 2007. Under the terms of the agreement, as a result of the termination, all of Forest Laboratories’ rights and licenses with respect to faropenem medoxomil have ceased.

The Forest Laboratories agreement provided for a combination of upfront, regulatory and performance milestone payments, as well as a share of product revenue through royalty payments. The Company received $60 million in upfront and milestone payments from Forest Laboratories during the first quarter of 2006, which the Company was recognizing into revenue through 2020, the estimated term of the agreement. The notification by Forest Laboratories of its intent to terminate did not impact any of the historical revenue recognized under the agreement. Effective on the May 7, 2007 termination date, the Company will recognize the remaining deferred revenue of approximately $55 million as revenue related to the non-refundable, upfront and milestone fees.

(5)  Commitments and Contingencies

Indemnifications.  The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Asubio Pharma License Agreement.  In 2004, the Company entered into a license agreement with Asubio Pharma Co., Ltd. (Asubio Pharma) to develop and commercialize faropenem medoxomil in the U.S. and Canada for

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

adult and pediatric use, which was amended as to certain terms in 2006. The Company has an exclusive option to license rights to faropenem medoxomil for the rest of the world excluding Japan. The Company bears the cost of and manages development, regulatory approvals and commercialization efforts. Asubio Pharma is entitled to upfront fees, milestone payments and royalties. Under certain circumstances, the Company may be required to make certain payments to Asubio Pharma upon termination of the agreement or abandonment of certain products. In 2006, the Company and Asubio Pharma amended certain terms of this agreement.

In consideration for the license, in 2003 and 2004 the Company paid Asubio Pharma an initial license fee of ¥400 million ($3.8 million). In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million (approximately $2.1 million) for the first milestone due to Asubio Pharma under this agreement. This amount was expensed to research and development in 2005, and paid in 2006. In February 2006, this milestone payment was increased to ¥375 million (approximately $3.2 million). The increased milestone amount of ¥125 million (approximately $1.1 million) was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of up to ¥375 million (approximately $3.2 million at March 31, 2007) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.6 million at March 31, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If the Company terminates its license agreement with Asubio Pharma it will be obligated to pay a termination fee of up to ¥375 million (approximately $3.2 million as of March 31, 2007). Additionally, the Company is responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Asubio Pharma and Nippon Soda Supply Agreement.  Under a separate supply agreement entered into in December 2004 among Asubio Pharma, Nippon Soda and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements for faropenem medoxomil for the U.S. and Canadian markets. At the time of full commercial launch, the Company becomes obligated to purchase minimum quantities of drug substance to be determined initially by the Company and Nippon Soda. If the full commercial launch is delayed, beginning on January 1, 2007, the Company is obligated to pay escalating annual delay compensation of up to ¥280 million (approximately $2.4 million at March 31, 2007) to Nippon Soda which begin to accrue on July 1, 2007.

If the Company terminates this agreement by material breach, bankruptcy, abandonment of the development or commercialization of faropenem medoxomil or significant delay in launch, as defined in the agreement, and fails to launch faropenem medoxomil, it is obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million at March 31, 2007) in engineering costs. In 2006, upon receiving the non-approvable letter from the FDA, the Company accrued delay compensation under this agreement totaling $0.9 million. As the Company considers expected product launch dates for faropenem medoxomil, it continues to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjusts its accrual accordingly.

MEDA Supply Agreement.  In 2005, the Company and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of adult tablets of faropenem medoxomil, which was amended as to certain terms in 2006. Beginning in 2006, the Company became obligated to make annual minimum purchases of MEDA product of €2.3 million (approximately $3.1 million at March 31, 2007). If in any year the Company has not satisfied its minimum purchase commitments, the Company is required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. The Company is required to buy all of its requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29.3 million at March 31, 2007). If the agreement is terminated, under

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

certain circumstances, the Company may be obligated to pay up to €1.7 million (approximately $2.3 million at March 31, 2007) in facility decontamination costs incurred by MEDA.

In March 2006 when the agreement was amended, the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remained liable for any shortfall amount in 2006 that may not have been credited against future drug product purchases. In 2006, the Company incurred $1.5 million relating to its portion of the 2006 shortfall in minimum purchases under these agreements. The amount was accounted for as research and development expense in 2006. In 2007, concurrent with Forest Laboratories termination of its supply agreements with MEDA, the previously suspended provisions in the Company’s agreements with MEDA are no longer suspended and therefore the Company’s obligations with respect to purchase commitments and facility decontamination costs are no longer waived. In April 2007, the Company provided notice to MEDA of its intention to terminate the supply agreement. As a result of this notice occurring before the termination date of the Company’s collaboration agreement with Forest Laboratories, and as Forest Laboratories, under the terms of the collaboration agreement, is responsible for supply chain management, including the MEDA agreement, through the term of the collaboration agreement, the Company has not accrued for any minimum purchase or termination fees under this agreement. The Company continues to evaluate amounts which may become payable to MEDA under the terms of the agreement and adjusts its accrual accordingly (see note 9).

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

(7)  Share-Based Compensation

Stock Option Plan.  The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees, including its officers. Nonqualified stock options may be granted to Company employees, which include its officers, directors, and consultants of the Company. Generally, options granted under the Option Plan expire ten years from the date of grant and vest over four years: 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock options outstanding at March 31, 2007, changes during the three months then ended, and options exercisable are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2007	2,068	$4.10
Granted	1,042	5.35
Exercised	(19)	1.72
Forfeited	(22)	7.50

Options outstanding at March 31, 2007	3,069	4.51	9.10	$3.2

Options exercisable at March 31, 2007	446	$2.12	8.21	$1.5

Additional information regarding outstanding stock options as of March 31, 2007 is presented below (in thousands, except for exercise price and weighted average data):

		Stock Options Outstanding
		Weighted		Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$0.49	36	5.86	$0.49	34	$0.49
0.61	429	7.83	0.61	172	0.61
1.32	38	8.52	1.32	16	1.32
3.19	889	8.81	3.19	180	3.19
4.87	6	9.81	4.87	—	—
5.20	189	8.94	5.20	44	5.20
5.35	1,033	9.94	5.35	—	—
6.18	32	9.71	6.18	—	—
8.97	160	9.12	8.97	—	—
9.00	26	9.51	9.00	—	—
9.38	16	9.53	9.38	—	—
9.51	14	9.55	9.51	—	—
9.64	50	9.54	9.64	—	—
9.82	2	9.44	9.82	—	—
10.00	128	9.26	10.00	—	—
10.03	21	9.38	10.03	—	—

	3,069	9.10	$4.51	446	$2.12

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $2.76 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.1 million.

Non-vested Shares.  Historically, the Company has granted options for shares of common stock that were eligible to be exercised prior to vesting, provided that the shares issued upon such exercise are subject to restrictions

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

which will be released consistent with the original option vesting period. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options granted under the Option Plan expire no more than 10 years from the date of grant.

A summary of the changes in restricted shares is presented below (in thousands):

Non-vested shares outstanding at January 1, 2007	400
Restricted stock granted	13
Restricted stock granted upon exercise of stock options	—
Shares vested upon release of restrictions	(42)

Non-vested shares outstanding at March 31, 2007	371

The purchase price of restricted shares vested during the three months ended March 31, 2007 was $33 thousand. As of March 31, 2007, restrictions on 145,288 of these shares will be released at an accelerated rate if a new drug application for faropenem medoxomil is approved by the FDA.

Stock Based Compensation — Stock Options.  During the three months ended March 31, 2007 and 2006, the Company recognized $0.5 million and $0.1 million of stock based compensation for employee awards, respectively. As of March 31, 2007, the Company had $4.1 million of total unrecognized compensation costs (net of expected forfeitures) from options granted under the Option Plan to be recognized over a weighted average remaining period of approximately 2.52 years.

Employee Stock Purchase Plan.  The Company has reserved 305,872 shares of common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the Board of Directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, 43,482 shares have been issued pursuant to the Purchase Plan. The Company recognized approximately $51 thousand in share-based compensation expense under SFAS No. 123(R) related to the Purchase Plan during the three months ended March 31, 2007. The Purchase Plan was not effective during the three months ended March 31, 2006.

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

(9)  Subsequent Event

In April 2007, the Company provided notice to MEDA that it was terminating the supply agreement entered into in 2005 for the production of adult 300 mg tablets of faropenem medoxomil. Supply chain obligations, including fees that may arise from this agreement with MEDA, incurred through May 7, 2007 are the responsibility of Forest Laboratories under the Company’s commercialization and collaboration agreement.

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

We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in December 2005 for faropenem medoxomil based on 11 Phase III studies for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. This submission included safety data for over 5,000 patients who have been treated with faropenem medoxomil. In October 2006, the FDA issued a non-approvable letter with respect to this NDA citing the need for further clinical trials for all indications, including clinical trials using a superiority design versus placebo or an active comparator drug for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. Since then, we have engaged in ongoing discussions with the FDA directed at determining the specific clinical trial designs required to obtain approval for the community respiratory tract infection indications of acute bacterial sinusitis, acute exacerbation of chronic bronchitis and community acquired pneumonia. Although a future partner may pursue the indication for uncomplicated skin and skin structure infections, the focus of our current activities is to clarify the approval process for faropenem medoxomil in the treatment of community respiratory tract infections. Based on the FDA’s recommendations in the non-approvable letter, as well as our ongoing discussions, we anticipate that comparator studies demonstrating that faropenem medoxomil is not inferior to currently approved products for the treatment of community acquired pneumonia will be required for approval in this indication. If we seek approval for faropenem medoxomil to treat acute bacterial sinusitis and acute exacerbation of chronic bronchitis in addition to community acquired pneumonia, the faropenem medoxomil adult program may be anchored on at least two clinical trials for the treatment of community acquired pneumonia with single clinical trials using a superiority clinical trial design in acute bacterial sinusitis and acute exacerbation of chronic bronchitis. Such clinical trials will need to accumulate a safety database of clinical trial participants using faropenem medoxomil of approximately 1,500 patients. We anticipate that we will conduct superiority studies comparing treatment with faropenem medoxomil to placebo for acute bacterial sinusitis and continue our ongoing Phase III clinical trial for treatment of acute exacerbation of chronic bronchitis comparing treatment with faropenem medoxomil to placebo, which design is intended to meet the FDA’s new requirements. We further understand that clinical trials for community respiratory indications will include a requirement for minimum levels of microbiologic confirmation of physician assessed clinical outcomes. Future clinical trials of faropenem medoxomil will be conducted using the 600 mg, twice per day, dose. The clinical trials included in the NDA submitted in December 2005 were conducted using a 300 mg, twice per day, dose. We believe that this higher dose may offer the potential for even greater efficacy than the lower dose.

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to co-develop and co-market faropenem medoxomil in the U.S. Under this agreement, we received upfront and milestone payments totaling $60 million in 2006. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate, which occurred on May 7, 2007. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There are no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and all amounts received by us under the agreement are non-refundable. Due to the termination of our Forest Laboratories collaboration agreement, our prospects for near term future revenues are substantially uncertain. We currently intend to seek a new partner for the development and commercialization of faropenem medoxomil and use our cash, cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. We currently plan to limit our faropenem medoxomil adult clinical trial activities to the completion of the ongoing Phase III placebo-controlled clinical trial for the treatment of acute exacerbation of chronic bronchitis until we have a partner for the faropenem medoxomil adult program.

Our second product candidate, REP8839, has exhibited promising activity in pre-clinical studies against S. aureus, including MRSA and mupirocin resistant strains of S. aureus. We are developing REP8839 for topical treatment of skin and wound infections. Our initial target indication will be impetigo, one of the most common skin infections among children. We submitted an investigational new drug, or IND, application for the clinical development of a REP8839/mupirocin combination product in May 2006 and commenced Phase I clinical testing in August 2006. Mupirocin is a widely used topical antibiotic. We will initially pursue development of REP8839 as a stand-alone compound due to its activity against key pathogens in the treatment of skin and wound infections and a more straightforward regulatory approval process for the development of single drug products as compared to combination drug products. We retain worldwide rights to REP8839.

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

We have incurred significant operating losses since our inception on December 6, 2000, and, as of March 31, 2007, we had an aggregate net loss of $108.9 million and accumulated net loss attributable to common stockholders of $127.3 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments received from Forest Laboratories under our former collaboration and commercialization agreement. We expect to continue to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Former Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. On February 6, 2007, we announced that our collaboration and commercialization agreement with Forest Laboratories would terminate. This termination, which occurred on May 7, 2007, follows issuance in October 2006 of a non-approvable letter by the FDA for our NDA for faropenem medoxomil. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There are no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. We received $60 million in upfront and milestone payments from Forest Laboratories during the period of our collaboration. In accordance with the termination provisions of the collaboration agreement, Forest Laboratories is obligated to cooperate with us to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months. For the initial 90 days of the transition period, which ended on May 7, 2007, the terms and conditions of the collaboration agreement remained in effect, including reimbursement of the majority of ongoing direct development and commercial costs for faropenem medoxomil, as defined. We have agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate our clinical trial among patients with acute exacerbation of chronic bronchitis.

In accordance with our revenue recognition policy for upfront and milestone payments received under collaboration and commercialization agreements, we are recognizing revenue for the payments received to date on a straight-line basis over a period of approximately 15 years, which was the estimated period of benefit. These upfront and milestone payments received are non-refundable. As no further obligations exist beyond a termination period in 2007, we will recognize the remaining unamortized deferred upfront and milestone fees of approximately $55 million as revenue in the second quarter of 2007. We also received reimbursements from Forest Laboratories for research and development and sales and marketing activities. These amounts have been recorded as revenue. This treatment reflected our role as principal in these transactions whereby we were responsible for selecting vendors, performing significant duties and bearing credit risk.

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue.  Revenue was $2.9 million for the first quarter of each of 2007 and 2006. Revenue recognized during the first quarter of 2007 includes $1 million of license revenue, representing a portion of the upfront and milestone payments from Forest Laboratories under our former collaboration agreement totaling $60 million, that is being recognized in our financial statements through March 31, 2007 as revenue over the estimated period of performance of approximately 15 years, as compared to $0.6 million recognized in the first quarter of 2006. First quarter 2006 license revenue was recognized beginning in February 2006 upon entering into the agreement with Forest Laboratories. Revenue recognized during the first quarter of 2007 also includes $1.9 million of contract revenue for funded activity under our collaboration and commercialization agreement with Forest Laboratories as compared to $2.3 million recognized during the first quarter of 2006.

Based on the termination of our collaboration with Forest Laboratories and there being no further obligations beyond a termination period in 2007, we will recognize the remaining unamortized deferred revenue balance of approximately $55 million in the second quarter of 2007. Thus, increased revenues to be recognized in 2007 due to this acceleration of recognition of the Forest Laboratories’ payments are not indicative of a change in operating results, but the application of this accounting policy in light of the termination of our collaboration with Forest Laboratories. Due to the termination of this collaboration relationship, our prospects for other near term future revenues are substantially uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new partner for faropenem medoxomil on acceptable terms.

Research and Development Expense.  Research and development expenses were $9.4 million for the first quarter of 2007 as compared to $9.0 million for the first quarter of 2006. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%

Faropenem medoxomil	$6,162	$6,199	$(37)	(1)%
REP8839	1,416	1,245	171	14%
Other research and development	1,868	1,526	342	22%

	$9,446	$8,970	$476	5%

During each of the first quarters of 2007 and 2006 costs related to the development of faropenem medoxomil were $6.2 million. External clinical trial costs decreased by approximately $0.7 million as we re-initiated the placebo-controlled Phase III trial of faropenem medoxomil among patients with acute exacerbation of chronic bronchitis and completed the Phase II clinical trial of the oral liquid formulation of faropenem medoxomil among patients with acute otitis media. Costs of our internal research and development personnel increased $0.4 million in support of these activities. During the first quarter of 2007, we acquired bulk active material faropenem medoxomil for $1.8 million intended to support product stability studies and clinical trials which was accounted for as research and development expense.

In the first quarter of 2007, costs to support our REP8839 program increased by $0.2 million as compared to the first quarter of 2006 as we completed three Phase I clinical trials for this compound. Results from these Phase I clinical trials are expected to be released in the second quarter of 2007.

In the first quarter of 2007, other research and development costs increased by $0.3 million as compared to the first quarter of 2006 as we increased our research and development personnel allocations in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.5 million for the first quarter of 2007, as compared to $2.0 million for the first quarter of 2006. The increase was primarily due to increased personnel and related costs of $0.8 million which resulted from additional staff required to support our commercial, business development and finance operations. We also incurred approximately $0.5 million in additional legal, accounting, insurance and other professional costs related to compliance and other obligations associated with being a public company.

Investment Income and Other, net.  Investment income and other was $1.5 million for the first quarter of 2007, as compared to $0.3 million for the first quarter of 2006. The increase was primarily due to higher overall cash invested following receipt of $44.5 million in net proceeds from our initial public offering completed in the third quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had $119 million in cash, cash equivalents and short-term investments. We have incurred losses since our inception and as of March 31, 2007, we had an accumulated deficit of $125.5 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our former collaboration and commercialization agreement totaling $71.9 million and net proceeds received from our initial public offering of $44.5 million.

As noted above, in February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. This agreement was terminated on May 7, 2007 and as a result, our prospects for other near term future revenues are substantially uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new partner for faropenem medoxomil on acceptable terms.

In October 2006, the FDA issued a non-approvable letter for our December 2005 NDA for faropenem medoxomil. According to the non-approvable letter, the FDA recommends further clinical studies for all four indications that were the subject of the NDA including studies using superiority design for the indications of acute bacterial sinusitis and acute exacerbations of chronic bronchitis, additional microbiologic testing and consideration of alternate dosing regimens. We are discussing clinical plans with the FDA including the number of clinical trials needed for each indication, and currently expect that a minimum of two years will be required for completion of the clinical studies. We are evaluating the impact this FDA action will have on our liquidity and capital resources including costs of additional clinical trials and delays in product launch. As a result of this FDA action, in 2006 we recorded $2.9 million of expenses related to contingent obligations under our supply agreements as noted below.

In 2004, we entered into a license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan. In consideration for the license, we paid an initial license fee of $3.8 million. In December 2005, we recorded research and development expense for a milestone payable of $2.1 million in accordance with the terms of the license agreement following submission of an NDA for faropenem medoxomil to the FDA in December 2005. In February 2006, in conjunction with our entering into a license agreement with Forest Laboratories, this milestone payment was increased and we paid Asubio Pharma an additional $1.1 million. The increased milestone amount was accounted for as research and development expense in 2006 when the modified terms of the license were finalized. Under the modified license agreement we are further obligated to future payments of up to ¥375 million (approximately $3.2 million as of March 31, 2007) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.6 million as of March 31, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Asubio Pharma we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.2 million as of March 31, 2007). Additionally, we are responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Under a supply agreement entered into in December 2004 between Asubio Pharma, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order by us with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of an approved faropenem medoxomil drug has been delayed, we are obligated for escalating delay compensation to Nippon Soda of up to ¥280 million (approximately $2.4 million as of March 31, 2007) per year, which commences on July 1, 2007. If we terminate the faropenem medoxomil program, under certain circumstances, we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million as of March 31, 2007) in engineering costs. Based on the non-approvable letter we received from the FDA in October 2006, we determined that we would incur delay compensation under this agreement, and recorded such amount, totaling approximately $0.9 million, in 2006. As we revisit our expected product launch dates in light of actions by the FDA and Forest Laboratories, we continue to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjust our accrual accordingly.

In April 2005, we entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil with MEDA, which was amended in March 2006. Beginning in 2006, we became obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3.1 million as of March 31, 2007). If in any year we have not satisfied this minimum purchase commitment, we are required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. We are required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29.3 million at March 31, 2007). If our agreement is terminated, under certain circumstances, we may be obligated to pay up to €1.7 million (approximately $2.3 million as of March 31, 2007) in facility decontamination costs incurred by MEDA. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under our agreement with Forest Laboratories, we remained responsible for any shortfall amount in 2006 that may not be credited against future drug product purchases. Based on the non-approvable letter we received from the FDA in October 2006, we incurred expenses of $1.5 million under these agreements in 2006. In 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreement with MEDA, all previously suspended provisions in our direct agreement with MEDA are no longer suspended. In April 2007, we provided MEDA notice of termination of the supply agreement. As a result of this termination occurring before the termination date of our agreement with Forest Laboratories, we have not accrued for any minimum purchase or termination fees under this agreement. Supply chain obligations, including fees that may arise from this agreement with MEDA, incurred through May 7, 2007 are the responsibility of Forest Laboratories under the commercialization and collaboration agreement.

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

Based on the current status of our product development and commercialization plans, we believe that our current cash, cash equivalents, short-term investments and interest earned on these balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 12 months. This forecast of the period in which our financial resources will be adequate to support operations is a forward-looking statement and involves risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those anticipated as a result of many factors, including but not limited to those discussed under “Risk Factors” in Part II, Item 1A of this quarterly report.

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the rate of progress and cost of our pre-clinical studies, clinical trials and other research and development activities;

•	our ability to obtain a new partner for development and commercialization of faropenem medoxomil on acceptable terms;

•	the scope and number of clinical development and research programs we pursue;

•	the costs, timing and outcomes of regulatory approvals;

•	the costs of establishing or contracting for marketing and sales capabilities, including the establishment of our own sales force;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and timing of any additional collaborative, strategic partnership or licensing agreements that we may establish.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in the Note 2 of Notes to Financial Statements included elsewhere in this quarterly report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  We generate revenue through research, license, collaboration and commercialization agreements. These agreements can contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research and commercialization costs, non-refundable payments associated with achieving specific milestones, and royalties based on specified percentages of net product sales.

In determining when to recognize revenue related to upfront and milestone payments under these agreements we apply the revenue recognition criteria as outlined in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). In applying these criteria, we consider a variety of factors to determine the appropriate method of revenue recognition, including whether the elements of the agreement are separable, whether payments received are subject to refund or forfeiture, whether there are determinable fair values and whether there is a unique earnings process associated with each element of an agreement.

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

Under our former agreement with Forest Laboratories entered into in February 2006, we have recorded the initial $50 million upfront payment received in February 2006 as deferred revenue and recognize this amount into revenue ratably over the expected term of the agreement. In addition, we received a development milestone payment of $10 million in March 2006. Due to this milestone being achieved within one month of entering into the collaboration and commercialization agreement with Forest Laboratories, we could not identify a separate earnings process related to this milestone payment and are recognizing revenue related to this payment over the expected term of the agreement. The expected term of the agreement was originally estimated in February 2006 to be 13.5 years. In October 2006, when the FDA issued a non-approvable letter for our NDA for faropenem medoxomil we revised our estimate of the expected term of the agreement from 13.5 years to 14.7 years, due to the estimated additional time that would be required to achieve approval. In February 2007, we and Forest Laboratories announced that our agreement would terminate, and as a result, we reacquired all U.S. adult and pediatric rights previously granted to Forest Laboratories. As no further obligations exist beyond a 90 day termination period that ended on May 7, 2007, we will recognize the remaining unamortized deferred revenue balance as revenue in the second quarter of 2007.

We have also received amounts from Forest Laboratories as reimbursement for certain research and development and expect to receive additional amounts as reimbursement for certain future research and development activities under our agreement related to qualifying expenses incurred through the 90 day termination period, which ended on May 7, 2007. We believe that, as it relates to these activities, we act as the principal, performing a substantive part of the services directly, having the discretion to choose our suppliers and bearing all credit risk associated with the performance of these activities. We therefore have recorded these amounts as revenue in accordance with our revenue recognition policy. See Note 2 to our condensed financial statements for more information about our revenue recognition policies.

Share-Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS 123, as amended, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized for all share-based awards granted or modified on or after January 1, 2006.

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 7.47% during the first quarter of 2007. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

During the first quarter of 2007, we estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 4.45% and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.10 years.

We had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortize the fair value of each option over each option’s vesting period (requisite service period).

Deferred Tax Asset Valuation Allowance.  In establishing an allowance on the valuation of our deferred tax assets we are required to make significant estimates and judgments about our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on utilization primarily of net operating losses and tax credits. We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of our deferred tax asset will not be realized. As we have historically incurred significant operating losses, it is difficult to conclude with certainty that any of our deferred tax assets will be realized. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets since inception due to uncertainties related to our ability to realize deferred tax assets in the foreseeable future. See Note 8 to our condensed financial statements.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on our financial position, net earnings or cash flows.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At March 31, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income as general and administrative expenses. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2004 to 2006 federal returns remain open to examination and the tax years 2003 to 2006 remain open to examination by other taxing jurisdictions to which we are subject.

The Emerging Issues Task Force (EITF) has two issues currently under consideration that may impact us. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. We will continue to monitor the development of these EITF’s and evaluate the effects on our financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to our cash, cash equivalents, and marketable securities. We have attempted to minimize risk by investing in quality financial instruments primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of one year. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including U.S. government and mortgage backed securities, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of March 31, 2007 included liquid money market accounts. The securities in our investment portfolio are classified as available-for-sale and held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

Most of our transactions are conducted in U.S. dollars, although we do have certain contractual obligations and conduct a number of clinical studies, and manufacture active pharmaceutical product with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

If we do not receive regulatory approval for faropenem medoxomil and we are not able to commercialize faropenem medoxomil, we will not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our first NDA to the FDA for use of faropenem medoxomil in four adult clinical indications. In October 2006, the FDA issued a non-approvable letter for all four indications in our NDA and recommended further clinical studies and microbiologic evaluation for all indications. Additionally, the FDA advised us that the Division of Scientific Inspections had to complete their inspections of certain clinical trials sites that participated in the clinical trials included in the NDA. We are in the planning stages of determining our next steps with respect to our faropenem medoxomil development program. Further clinical development of faropenem medoxomil for any indications will require us to complete additional and more extensive clinical trials, which will be costly and time consuming. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. However, we expect that a minimum of two years will be required to complete additional clinical trials. If we continue our clinical development program for faropenem medoxomil, we may not obtain necessary approvals from the FDA even if our trials demonstrate the effectiveness of faropenem medoxomil for any indication. The data we collect from any additional clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of faropenem medoxomil, in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for faropenem medoxomil, we will have fewer resources to devote to the research and development of other potential product candidates and development stage programs. If we decide to terminate any further development of faropenem medoxomil, we will be dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for faropenem medoxomil. All of our other existing product candidates and development stage programs are in Phase I clinical development or preclinical development.

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

Our lead product candidate, faropenem medoxomil, has been in-licensed from another pharmaceutical company, Asubio Pharma Co., Ltd., or Asubio Pharma. A previous licensee, Bayer AG, or Bayer, completed extensive pre-clinical studies and Phase II and Phase III clinical trials for a particular dosage of faropenem medoxomil. We may rely on some of the data from these pre-clinical studies and clinical trials in a future application or submission to the FDA for approval to market faropenem medoxomil. Any problems with these previous pre-clinical studies or clinical trials, including problems with the design or statistical analysis of such pre-

clinical studies or clinical trials, could cause our application for regulatory approval to be delayed or rejected, in which case we might need to conduct additional trials.

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

As a result of the termination we have reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories.

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

The development of faropenem medoxomil for pediatric use is an important part of our current business strategy. We have developed a prototype oral liquid formulation, completed a Phase II trial in acute otitis media (middle ear infection) and are considering conducting future studies in acute otitis media and tonsillitis/pharyngitis. Our ability to successfully develop and market this product candidate for pediatric use is subject to various risks, including the following:

•	It is unusual for the FDA to approve a drug for pediatric use that has not been approved for adult use. As a result, in the event that we abandon further development of faropenem medoxomil for adult use, it may be difficult to obtain FDA approval for a pediatric indication.

•	The FDA recently postponed a meeting of the Advisory Committee of the Anti-Infective Drugs Advisory Committee (AIDAC) that had been scheduled to discuss clinical trial design for treatment of acute otitis media in pediatric patients. Delays in understanding the pediatric clinical trials program required for the approval of faropenem medoxomil for treating pediatric patients could result in our inability to complete the trials and, even if completed could delay initiation of pivotal clinical trials, its potential commercial launch and ability to generate future revenue.

•	Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It may take us and any future collaboration partner several years to complete the testing and trials, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. These risks are potentially more pronounced in clinical tests involving children.

•	We have completed only one Phase II clinical trial in children with acute otitis media to date. A clinical trial conducted by Bayer for tonsillitis/pharyngitis in adults did not meet its primary endpoint.

•	Any NDA or other marketing authorization applications that we may file might be denied by the FDA and analogous foreign regulators.

•	Any regulatory approval we ultimately obtain may be limited or subject to post-approval commitments that render the product not commercially viable.

•	This product candidate, even if found to be safe and effective, might be difficult to develop into a commercially viable drug or to manufacture on a large scale. It may also prove to be economically unfeasible to market commercially.

•	Competitors may develop and market superior drugs or be more effective in marketing equivalent drugs.

•	Even if this product candidate is successfully developed and effectively marketed, the size of the market may be smaller than expected or may decrease over time, such that our sales revenue is less than initially contemplated.

Any failure to obtain regulatory approval of faropenem medoxomil for pediatric use would have a material and adverse impact on our ability to successfully execute our current business strategy and would significantly reduce the revenues that we might generate from faropenem medoxomil.

All of the Phase III clinical trials of faropenem medoxomil included in our NDA filed in December 2005 were conducted using a 300 mg, twice per day, dose. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. If the incidence of adverse events from use of faropenem medoxomil at the 600 mg, twice per day, dose is significantly higher than that observed in completed clinical studies at the 300 mg, twice per day, dose we may not be able to generate future revenue from faropenem medoxomil.

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II study conducted in 2005. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose for five day treatment course was compared to a 300 mg, twice per day, dose seven day treatment courses in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. If there is an increased level of adverse events observed for faropenem medoxomil 600 mg, twice per day as compared to 300 mg, twice per day, it will reduce future potential product revenue from faropenem medoxomil.

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

We have experienced significant operating losses since our inception in 2000. At March 31, 2007, we had an accumulated deficit of approximately $126 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and from payments by Forest Laboratories under our former collaboration agreement. Due to the October 2006 FDA non-approval letter for our December 2005 NDA for faropenem medoxomil and the termination of our Forest Laboratories collaboration agreement announced in February 2007, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable.

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

We have limited manufacturing capabilities and will depend on third parties to manufacture faropenem medoxomil and future products. If we cannot develop adequate manufacturing internally or identify suitable third party manufacturers, or these manufacturers fail to meet our requirements and strict regulatory standards, we may be unable to develop or commercialize our products.

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. If we decide to pursue additional large scale clinical trials for faropenem medoxomil or if our other product candidates advance into full scale clinical trials, we may not have the capability to manufacture quantities of faropenem medoxomil or such other product candidates for our clinical trials. We originally engaged Nippon Soda and MEDA as our sole suppliers of faropenem medoxomil drug substance and faropenem medoxomil tablets, respectively. Pursuant to the terms of our former collaboration agreement with Forest Laboratories, Forest Laboratories had agreed to assume responsibility for supply chain management for faropenem medoxomil and entered into a direct relationship with both Nippon Soda and MEDA as its sole supplier of faropenem medoxomil drug substance. However, following termination of our agreement with Forest Laboratories, the Nippon Soda and MEDA obligations reverted directly to us. Further, in connection with our determination that future clinical development of faropenem medoxomil would be completed using the 600 mg tablet as compared to the 300 mg tablet used in the clinical trials included in the December 2005 NDA for which the FDA issued a non-approval letter, on April 27, 2007 we notified MEDA that we would terminate the agreement to manufacture 300 mg tablets. We are contractually bound to purchase all of our requirements for bulk drug substance from Nippon Soda and expect Nippon Soda will be the sole supplier of faropenem medoxomil drug substance for the foreseeable future. Nippon Soda may terminate this supply agreement for a number of reasons, such as:

•	an uncured material breach of the supply agreement by us;

•	our liquidation or insolvency; or

•	in some circumstances, following a change of control.

Nippon Soda will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies for compliance with good manufacturing practices regulations, or cGMPs, and similar foreign standards. We do not have control over compliance by Nippon Soda with these regulations and standards.

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

We may not be able to identify a suitable third party manufacturer to manufacture 600 mg faropenem medoxomil tablets or, if we do identify a manufacturer for 600 mg faropenem medoxomil tablets, we may not be able to obtain suitable terms.

Reliance on a third party manufacturer entails risk, to which we would not be subject if we manufactured products ourselves, including:

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

Competition for qualified personnel in the biotechnology and pharmaceutical fields is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. In addition, we may be required to grant significant amounts of share-based compensation to certain individuals to attract them, which could increase the related non-cash compensation expense. We may not be able to attract and retain qualified personnel on acceptable terms. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason.

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

If lawsuits or arbitration proceedings arising as a result of termination of collaboration or other commercial contracts are successfully brought against us, we may incur substantial liabilities and may be unable to commercialize our product candidates.

Between February 6, 2007 and May 7, 2007, we operated under the termination provisions of our collaboration agreement with Forest Laboratories. On April 27, 2007, under the termination provisions of our agreement with Forest Laboratories, we terminated our agreement with MEDA for the manufacture 300 mg tablets of faropenem medoxomil. We believe we have acted in accordance with the terms of these and other commercial agreements. The interpretation of the terms of our collaboration and commercial agreements may be the subject of disagreement between us and our collaborators and other commercial partners that could result in lawsuits and/or arbitration proceedings. If former collaboration partners or other parties to our commercial contracts are successful in lawsuits or arbitration proceedings, we may incur judgments against us that could have a material impact on our financial position and limit our ability to complete development of and launch commercially our product candidates.

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

Asubio Pharma owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, medoxomil and other faropenem prodrugs. We have licensed from Asubio Pharma the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Asubio Pharma patents. Beginning in 2008, when the Asubio

Pharma patents related to the faropenem parent compound expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of a faropenem medoxomil NDA, if any, competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil.

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

Our license agreement with Asubio Pharma provides us with an exclusive license to develop and sell any products with the compound faropenem medoxomil as an active ingredient for any indication in the U.S. and Canada. Either we or Asubio Pharma may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice. We are currently in discussions with Asubio Pharma regarding the future development plans for faropenem medoxomil. If there is any dispute between us and Asubio Pharma regarding our rights or obligations under the license agreement, including diligence obligations, the achievement of milestones or interpretation of other material provisions, we risk litigation and our business may be adversely affected. If our license agreement with Asubio Pharma were terminated, we would lose our rights to develop and commercialize faropenem medoxomil.

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

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

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

We are a small company with 85 employees as of March 31, 2007. As our development and commercialization plans and strategies develop, we may need to either expand or reduce the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any restructuring activity could result in disruption to our business, adversely affect the morale of our employees and make it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

As of March 31, 2007, we have exclusively licensed from Asubio Pharma two issued U.S. patents, one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a prodrug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Asubio Pharma. Although Asubio Pharma has agreed to cooperate with us in such efforts, if requested, we cannot be assured that Asubio Pharma would devote sufficient efforts to cooperate with us in these circumstances.

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

Asubio Pharma owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, faropenem medoxomil and other faropenem prodrugs. We have licensed from Asubio Pharma the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Asubio Pharma patents. Beginning in 2008, when the Asubio Pharma patents expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of a faropenem medoxomil NDA, if any, generic and branded competitors could also file NDAs seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil. To the extent that any competitor relies on any of the findings of safety or efficacy with respect to faropenem medoxomil, the competitor will have to certify that its compound either does not infringe our patents or that our patents are invalid.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently own a significant percentage of our voting stock, including shares subject to outstanding options and warrants, and we expect this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, based on an analysis of historical equity transactions under the provisions of Section 382, ownership changes have occurred at two points since our inception. These ownership changes will limit the annual utilization of our net operating losses in future periods. We do not believe, however, that these ownership changes will result in the loss of any of our net operating loss carry forwards existing on the date of each of the ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and such changes may result in the loss of net operating loss carryforwards on such ownership change date.

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

None.

Use of Proceeds from the Sale of Registered Securities.

After deducting expenses of the initial public offering of our common stock in 2006 pursuant to our Registration Statement on Form S-1 (Reg. No. 333-133021) declared effective by the Securities and Exchange Commission on June 28, 2006 (the “Offering”), we received net offering proceeds of approximately $44.5 million. As of March 31, 2007, we have used approximately $31.7 million of the net proceeds of the Offering to fund our operations, including clinical trials related to faropenem medoxomil, clinical trials related to REP8839, activities related to the development of our preclinical product candidates, and general corporate purposes. The remainder of the net proceeds from the Offering are invested in various interest-bearing instruments and accounts or marketable securities. We plan to allocate more proceeds from the Offering to our faropenem development activities and discovery research programs than was originally contemplated by the use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) with respect to the Offering.

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

None.

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

Date: May 10, 2007

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.