Form 10-Q
period 2007-06-30
REPLIDYNE INC
filed 2007-08-09
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $.001 par value per share	27,108,133 shares

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except for share and per share amounts) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$56,841	$24,091
Short-term investments	55,257	101,476
Receivable from Forest Laboratories	—	4,634
Prepaid expenses and other current assets	1,981	2,079

Total current assets	114,079	132,280
Property and equipment, net	2,503	3,170
Other assets	121	111

Total assets	$116,703	$135,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,643	$7,957
Deferred revenue	—	56,176

Total current liabilities	6,643	64,133
Long-term liabilities	44	56

Total liabilities	6,687	64,189

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 27,108,133 and 27,009,749 shares; outstanding 27,069,563 and 26,979,162 shares at June 30, 2007 and December 31, 2006, respectively	27	27
Treasury stock, $0.001 par value; 38,570 and 30,587 shares at June 30, 2007 and December 31, 2006, respectively, at cost	(8)	(2)
Additional paid-in capital	190,056	188,334
Accumulated other comprehensive loss	(17)	(7)
Accumulated deficit	(80,042)	(116,980)

Total stockholders’ equity	110,016	71,372

Total liabilities and stockholders’ equity	$116,703	$135,561

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue	$55,647	$4,045	$58,571	$6,922

Costs and expenses:
Research and development	8,364	9,141	17,811	18,110
Sales, general and administrative	3,280	2,859	6,815	4,812

Total costs and expenses	11,644	12,000	24,626	22,922

Income (loss) from operations	44,003	(7,955)	33,945	(16,000)
Investment income and other, net	1,487	1,747	2,993	2,090

Net income (loss)	45,490	(6,208)	36,938	(13,910)
Preferred stock dividends and accretion	—	(2,654)	—	(5,306)

Net income (loss) attributable to common stockholders	$45,490	$(8,862)	$36,938	$(19,216)

Net income (loss) attributable to common stockholders per share — basic	$1.71	$(5.79)	$1.39	$(12.98)

Net income (loss) attributable to common stockholders per share — diluted	$1.65	$(5.79)	$1.34	$(12.98)

Weighted average common shares outstanding — basic	26,676,886	1,530,965	26,649,042	1,480,407

Weighted average common shares outstanding — diluted	27,650,814	1,530,965	27,611,733	1,480,407

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net income (loss)	$36,938	$(13,910)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	810	691
Stock-based compensation	1,388	350
Discounts and premiums on short-term investments	625	(1,790)
Amortization of debt discount and issuance costs	—	9
Other	5	41
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	4,634	(2,933)
Prepaid expenses and other current assets	98	(2,524)
Other assets	(10)	144
Accounts payable and accrued expenses	(1,259)	(2,540)
Deferred revenue	(56,176)	58,299
Other long-term liabilities	(12)	(12)

Net cash (used in) provided by operating activities	(12,959)	35,825

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(10,350)	(77,121)
Purchases of short-term investments classified as held-to-maturity	(44,796)	(35,044)
Maturities of short-term investments classified as available-for-sale	48,841	84,000
Maturities of short-term investments classified as held-to-maturity	51,890	—
Acquisitions of property and equipment	(155)	(559)
Proceeds from sale of property and equipment	7	—

Net cash provided by (used in) investing activities	45,437	(28,724)

Cash flows from financing activities:
Principal payments on debt	—	(169)
Proceeds from issuance of common stock from the exercise of stock options	47	175
Proceeds from issuance of common stock from the employee stock purchase plan	225	—
Payments of deferred offering costs	—	(935)
Proceeds from notes receivable from officers repaid in full prior to initial public offering	—	356
Proceeds from issuance of Series C redeemable convertible preferred stock from the exercise of warrants	—	100

Net cash provided by (used in) financing activities	272	(473)

Net increase in cash and cash equivalents	32,750	6,628

Cash and cash equivalents:
Beginning of period	24,091	4,353

End of period	$56,841	$10,981

Supplemental cash flow information:
Cash paid for interest	$—	$15

Unpaid deferred offering costs	$—	$798

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Business and Organization

Replidyne, Inc. (Replidyne or the Company) is a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products. The Company’s lead product candidate, faropenem medoxomil, is a novel oral community antibiotic for which the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in December 2005 for treatment of acute bacterial sinusitis, community-acquired pneumonia, acute exacerbation of chronic bronchitis, and uncomplicated skin and skin structure infections in adults. In October 2006, the FDA issued a non-approvable letter for the NDA. According to the non-approvable letter, the FDA recommends further clinical studies for all indications included in the NDA, additional microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil.

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

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories Holding Limited (Forest Laboratories) for the commercialization, development and distribution of faropenem medoxomil in the U.S. Under this agreement, in 2006 the Company received nonrefundable upfront and milestone payments of $60 million. On May 7, 2007, the collaboration and commercialization agreement with Forest Laboratories terminated. As a result, the Company reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories and recognized unamortized deferred revenue arising from these payments in the amount of $55.2 million as revenue.

(2)	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements.  The condensed balance sheet as of June 30, 2007, condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six months ended June 30, 2007 and 2006 and related disclosures, respectively, have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six months ended June 30, 2007 and 2006 respectively, have been made. These interim results of operations for the three and six month periods ended June 30, 2007 and 2006 are not indicative of the results that may be expected for the full year ended December 31, 2007. The December 31, 2006 balance sheet and related disclosures were derived from audited financial statements.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments.  Short-term investments are investments purchased with maturities of longer than 90 days held at a financial institution. At June 30, 2007, contractual maturities of the Company’s short-term investments are two years or less.

Management determines the classification of securities at purchase based on its intent. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons.

Available-for-sale securities are recorded at estimated fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in investment income and other. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis during the three and six months ended June 30, 2007 and 2006, respectively. The Company’s investments are classified as follows at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Short-Term Investments:
Available-for-sale securities — recorded at fair value	$10,388	$49,525
Held-to-maturity securities — recorded at amortized cost	44,869	51,951

Total short-term investments	$55,257	$101,476

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$—	$—	$9,898	$9,899
U.S. commercial paper	7,403	7,394	8,933	8,924
U.S. bank and corporate notes	3,001	2,994	—	—
Asset-backed securities	—	—	30,701	30,702

	$10,404	$10,388	$49,532	$49,525

Unrealized holding gains and losses on available-for-sale securities as of June 30, 2007 were $1 thousand and $17 thousand, respectively. Unrealized holding gains and losses on available-for-sale securities as of December 31, 2006 were $5 thousand and $12 thousand, respectively. Net unrealized holding gains or losses are recorded in accumulated other comprehensive income or loss.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$44,869	$44,836	$42,962	$42,951
Asset-backed securities	—	—	8,989	8,985

	$44,869	$44,836	$51,951	$51,936

Unrealized holding gains and losses on held-to-maturity investments as of June 30, 2007 were $3 thousand and $36 thousand, respectively. Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2006 were $3 thousand and $18 thousand, respectively.

Concentrations of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio, and making investments with maturities that maintain safety and liquidity.

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

Long-Lived Assets and Impairments.  The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value less costs to sell such assets. The Company has not yet generated positive cash flows from operations on a sustained basis, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is reasonably possible that future evaluations of long-lived assets may result in impairment.

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

Share-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method of transition. Under that transition method, compensation cost

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

recognized after adoption includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method prescribed by Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 4.33% during the three months ended June 30, 2007 and applied an annual forfeiture rate of 6.97% during 2006. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical option exercise behaviors.

For options granted during the six months ended June 30, 2007, the Company estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. Expected volatility was estimated to be 75%. The weighted average risk-free interest rate was 4.46%, and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.05 years.

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

Under SFAS 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the estimated fair value of the common stock during each offering period and the purchase discount. See Note 7 for further information on share-based compensation under

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

these plans. Share-based compensation included in the Company’s condensed statement of operations for the three and six months ended June 30, 2007 was as follows (in thousands):

	Six Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Research and development	$604	$384
Sales, general and administrative	784	500

	$1,388	$884

SFAS No. 123(R) was applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Net Income (Loss) Per Share.  Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued or restrictions lifted on restricted stock. The dilutive effect of common stock equivalents such as outstanding stock options, warrants and restricted stock is reflected in diluted net loss per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$45,490	$(6,208)	$36,938	$(13,910)
Preferred stock dividends and accretion	—	(2,654)	—	(5,306)

	$45,490	$(8,862)	$36,938	$(19,216)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	26,677	1,531	26,649	1,480
Effect of dilutive securities	974	—	963	—

Denominator for diluted earnings per share	27,651	1,531	27,612	1,480

Basic earnings (loss) per share	$1.71	$(5.79)	$1.39	$(12.98)

Diluted earnings (loss) per share	$1.65	$(5.79)	$1.34	$(12.98)

Potentially dilutive securities representing approximately 1.7 million and 20.4 million shares of common stock for the quarters ended June 30, 2007 and 2006, respectively, and 1.3 million and 20.4 million shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan, restricted stock and shares which would be issued under convertible preferred stock.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The Company is currently producing clinical and commercial grade product in its facilities and through third parties. Prior to filing for regulatory approval of its products for commercial sale, and such approval is assessed as probable, these costs are expensed as incurred to research and development.

Comprehensive Income (Loss).  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in financial statements. The Company’s comprehensive income (loss) is comprised of its net income or loss and unrealized gains and losses on securities available-for-sale. For the three and six months ended June 30, 2007 comprehensive income was $45.4 million and $36.9 million, respectively. For the three and six months ended June 30, 2006 comprehensive loss was $6.8 million and $14.4 million, respectively.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements.  In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-03). The scope of EITF 07-03 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Company is required to adopt EITF 07-03 for new contracts entered into in 2008. The Company is currently evaluating the impact of EITF 07-03 on its financial statements.

The EITF has one issue currently under consideration that may impact the Company. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The Company will continue to monitor the development of this EITF issue and evaluate the impact on its financial statements.

(3)	Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Equipment	$4,834	$4,760
Furniture and fixtures	828	820
Leasehold improvements	2,210	2,195

	7,872	7,775
Less: accumulated depreciation and amortization	(5,369)	(4,605)

Property and equipment, net	$2,503	$3,170

For the three months ended June 30, 2007 and 2006 depreciation and amortization expense was $0.4 million and $0.3 million, respectively and for the six months ended June 30, 2007 and 2006 was $0.8 million and $0.7 million, respectively.

(4)	Agreement with Forest Laboratories Holdings Limited

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories for the commercialization, development and distribution of faropenem medoxomil in the U.S. In October 2006, the Company received a non-approvable letter from the FDA for the NDA it submitted for faropenem medoxomil in December 2005. According to the non-approvable letter, the FDA recommended further clinical studies for all indications included in the NDA, additional microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil. In May 2007, the collaboration and commercialization agreement with

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Forest Laboratories was terminated. In accordance with the terms of the agreement, following the termination, all of Forest Laboratories’ rights and licenses with respect to faropenem medoxomil have ceased.

The Company received $60 million in upfront and milestone payments from Forest Laboratories during the first quarter of 2006, which the Company was recognizing into revenue through 2020, the then estimated term of the agreement. Effective May 7, 2007, on the termination date of the agreement with Forest Laboratories, the Company recognized all remaining deferred revenue related to the upfront and milestone payments, which were non-refundable, of approximately $55 million as revenue in the second quarter of 2007.

(5)	Commitments and Contingencies

Indemnifications.  The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Asubio Pharma License Agreement.  In 2004, the Company entered into a license agreement with Asubio Pharma Co., Ltd. (Asubio Pharma) to develop and commercialize faropenem medoxomil in the U.S. and Canada for adult and pediatric use, which was amended as to certain terms in 2006. The Company has an exclusive option to license rights to faropenem medoxomil for the rest of the world excluding Japan. The Company bears the cost of and manages development, regulatory approvals and commercialization efforts. Asubio Pharma is entitled to upfront fees, milestone payments and royalties. Under certain circumstances, the Company may be required to make certain payments to Asubio Pharma upon termination of the agreement or abandonment of certain products. In 2006, the Company and Asubio Pharma amended certain terms of this agreement.

In consideration for the license, in 2003 and 2004 the Company paid Asubio Pharma an initial license fee of ¥400 million ($3.8 million). In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million ($2.1 million) for the first milestone due to Asubio Pharma under this agreement. This amount was expensed to research and development in 2005, and paid in 2006. In February 2006, this milestone payment was increased to ¥375 million (approximately $3.0 million). The increased milestone amount of ¥125 million ($1.1 million) was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of up to ¥375 million (approximately $3.0 million at June 30, 2007) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.1 million at June 30, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If the Company terminates its license agreement with Asubio Pharma it will be obligated to pay a termination fee of up to ¥375 million (approximately $3.0 million as of June 30, 2007). Additionally, the Company is responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Asubio Pharma and Nippon Soda Supply Agreement.  Under a separate supply agreement entered into in December 2004 among Asubio Pharma, Nippon Soda and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements for faropenem medoxomil for the U.S. and Canadian markets. At the time of full commercial launch, the Company becomes obligated to purchase minimum quantities of drug substance to be determined initially by the Company and Nippon Soda. If the full commercial launch is delayed, beginning on January 1, 2007, the Company is obligated to pay escalating annual delay compensation of up to ¥280 million (approximately $2.3 million at June 30, 2007) to Nippon Soda which begin to accrue on July 1, 2007.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

If the Company terminates this agreement by material breach, bankruptcy, abandonment of the development or commercialization of faropenem medoxomil or significant delay in launch, as defined in the agreement, and fails to launch faropenem medoxomil, it is obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.5 million at June 30, 2007) in engineering costs. In 2006, upon receiving the non-approvable letter from the FDA, the Company accrued delay compensation under this agreement totaling $0.9 million. As the Company considers expected product launch dates for faropenem medoxomil, it continues to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjusts its accrual accordingly.

MEDA Supply Agreement.  In 2005, the Company and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil, which was amended as to certain terms in 2006. Beginning in 2006, the Company became obligated to make annual minimum purchases of 300 mg adult tablets from MEDA of €2.3 million (approximately $3.1 million at June 30, 2007). If in any year the Company did not satisfy its minimum purchase commitments, the Company was required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. The Company was required to buy all of its requirements for 300 mg adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $29.7 million at June 30, 2007).

In March 2006 when the agreement was amended, the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remained liable for any shortfall amount in 2006 that may not have been credited against future drug product purchases. In 2006, the Company incurred $1.5 million relating to its portion of the 2006 shortfall in minimum purchases under these agreements. The amount was accounted for as research and development expense in 2006. In 2007, concurrent with Forest Laboratories termination of its supply agreements with MEDA, the previously suspended provisions in the Company’s agreements with MEDA were no longer suspended and the Company’s obligations with respect to purchase commitments and facility decontamination costs were no longer waived. In April 2007, the Company provided notice to MEDA of its intention to terminate the supply agreement in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. As a result of this notice occurring before the termination date of the Company’s collaboration agreement with Forest Laboratories, and as Forest Laboratories, under the terms of the collaboration agreement, is responsible for supply chain management of faropenem medoxomil, including obligations under the MEDA agreement, through the term of the collaboration agreement or May 7, 2007, the Company has not accrued for any minimum purchase or termination fees under this agreement. MEDA has indicated that it disputes the Company’s right to terminate the agreement on the basis indicated in our notice of termination. The Company believes that it had the right to terminate the agreement. However, if it is determined that the Company has obligations to MEDA beyond May 7, 2007 under the agreement, then additional costs may be incurred.

The Company has entered into an arrangement with a bank for services related primarily to identifying a licensing partner for its faropenem medoxomil program. Under the terms of the agreement, the Company may incur transaction fees of up to $6 million based on the value of the license transaction as defined.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(7)	Share-Based Compensation

Stock Option Plan.  The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for issuances of up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees, including its officers. Nonqualified stock options may be granted to Company employees, which include its officers, directors, and consultants of the Company. Generally, options granted under the Option Plan expire ten years from the date of grant and vest over four years: 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

Stock options outstanding at June 30, 2007, changes during the period, and options exercisable at June 30, 2007 are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2007	2,068	$4.10
Granted	1,042	5.35
Exercised	(19)	1.72
Forfeited	(22)	7.50

Options outstanding at March 31, 2007	3,069	4.51	9.10	$3.2

Granted	93	5.50
Exercised	(20)	0.74
Forfeited	(40)	9.08

Options outstanding at June 30, 2007	3,102	4.51	8.89	$4.0

Options exercisable at June 30, 2007	585	$3.11	8.15	$1.6

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Additional information regarding outstanding stock options as of June 30, 2007 is presented below (in thousands, except for exercise price and weighted average data):

		Stock Options Outstanding
		Weighted		Stock Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$0.49	24	5.55	$0.49	23	$0.49
0.61	423	7.58	0.61	203	0.61
1.32	37	8.27	1.32	18	1.32
3.19	886	8.56	3.19	212	3.19
4.87	6	9.56	4.87	—	—
5.20	189	8.69	5.20	56	5.20
5.35	1,027	9.69	5.35	—	—
5.46	57	9.86	5.46	—	—
5.54	28	9.86	5.54	—	—
5.71	8	9.97	5.71	—	—
6.18	32	9.46	6.18	—	—
8.97	160	8.87	8.97	45	8.97
9.00	26	9.26	9.00	—	—
9.38	16	9.28	9.38	—	—
9.51	14	9.30	9.51	—	—
9.64	50	9.29	9.64	—	—
9.82	2	9.19	9.82	—	—
10.00	95	9.01	10.00	28	10.00
10.03	22	9.13	10.03	—	—

	3,102		$4.51	585	$3.11

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $2.58 per share and $2.75 per share, respectively, and for the three and six months ended June 30, 2006 was $4.22 per share and $2.26 per share, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2006 was $0.1 million and $0.5 million, respectively.

Non-vested Shares.  Historically, the Company has granted options for shares of common stock that were eligible to be exercised prior to vesting, provided that the shares issued upon such exercise are subject to restrictions which will be released consistent with the original option vesting period. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options granted under the Option Plan expire no later than 10 years from the date of grant.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted shares is presented below (in thousands):

Non-vested shares outstanding at January 1, 2007	400
Restricted stock granted	13
Restricted stock cancelled	(7)
Shares vested upon release of restrictions	(83)

Non-vested shares outstanding at June 30, 2007	323

The purchase price of restricted shares vested during the six months ended June 30, 2007 was $0.1 million. As of June 30, 2007, restrictions on 145,288 of these shares will be released at an accelerated rate if a new drug application for faropenem medoxomil is approved by the FDA.

Stock Based Compensation — Stock Options.  During the three and six months ended June 30, 2007, the Company recognized $0.9 million and $1.4 million of stock based compensation for employee awards, respectively. During the three and six months ended June 30, 2006, the Company recognized $0.2 million and $0.4 million of stock based compensation for employee awards, respectively. As of June 30, 2007, the Company had $4.0 million of total unrecognized compensation costs (net of expected forfeitures) from options granted under the Option Plan to be recognized over a weighted average remaining period of approximately 2.00 years.

Employee Stock Purchase Plan.  The Company has reserved 305,872 shares of common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the Board of Directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, 90,247 shares have been issued pursuant to the Purchase Plan. The Company recognized approximately $0.1 million in share-based compensation expense under SFAS No. 123(R) related to the Purchase Plan during each of the three and six months ended June 30, 2007. No amounts were recognized during the three and six months ended June 30, 2006.

(8)	Income Taxes

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through sustained, profitable operations. Due to the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its net deferred tax assets.

Due to the recognition of previously deferred revenue upon the termination of the collaboration agreement with Forest Laboratories, the Company has reported net income for the three and six months ended June 30, 2007. The Company has recorded no provision of income taxes due to the availability of net operating loss carryforwards to fully offset tax obligations on net income reported for the three and six months ended June 30, 2007.

The Company has concluded that net income reported for the three and six months ended June 30, 2007 does not provide significant evidence that the Company’s net deferred tax assets at June 30, 2007 are more likely than not to be realized in future periods. Such assessment is based primarily on the Company’s expectations of operating losses in future periods.

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

We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in December 2005 for faropenem medoxomil based on 11 Phase III studies for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. In October 2006, the FDA issued a non-approvable letter with respect to this NDA citing the need for further clinical trials for all indications, including clinical trials using a superiority design versus placebo or an active comparator drug for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. Since then, we have engaged in ongoing discussions with the FDA directed at determining the specific clinical trial designs required to obtain approval for the community respiratory tract infection indications of acute bacterial sinusitis, acute exacerbation of chronic bronchitis and community-acquired pneumonia. Although a future partner may pursue the indication for uncomplicated skin and skin structure infections, the focus of our current activities is to clarify the approval process for faropenem medoxomil in the treatment of community respiratory tract infections. Based on the FDA’s recommendations in the non-approvable letter, as well as our ongoing discussions, we anticipate that comparator studies demonstrating that faropenem medoxomil is not inferior to currently approved products for the treatment of community acquired pneumonia will be required for approval in this indication. If we seek approval for faropenem medoxomil to treat acute bacterial sinusitis and acute exacerbation of chronic bronchitis in addition to community acquired pneumonia, the faropenem medoxomil adult program may be anchored on at least two clinical trials for the treatment of community acquired pneumonia with single clinical trials using a superiority clinical trial design in acute bacterial sinusitis and acute exacerbation of chronic bronchitis. We anticipate that we will conduct superiority studies comparing treatment with faropenem medoxomil to placebo for acute bacterial sinusitis and continue our ongoing Phase III clinical trial for treatment of acute exacerbation of chronic bronchitis comparing treatment with faropenem medoxomil to placebo utilization study design intended to meet the FDA’s new requirements. We further understand that clinical trials for community respiratory indications will include a requirement for minimum levels of microbiologic confirmation of physician assessed clinical outcomes. Future clinical trials of faropenem medoxomil will be conducted using the 600 mg, twice per day, dose. The clinical trials included in the NDA submitted in December 2005 were conducted using a 300 mg, twice per day, dose. We believe that this higher dose may offer the potential for even greater efficacy than the lower dose. Clinical trials at the 600 mg, twice per day dose will need to accumulate a safety database of clinical trial participants using faropenem medoxomil of approximately 1,500 patients.

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to co-develop and co-market faropenem medoxomil in the U.S. Under this agreement, we received upfront and milestone payments totaling $60 million in 2006. On May 7, 2007, Forest Laboratories exercised its right to terminate this agreement. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and all amounts received by us under the agreement are non-refundable. Due to the termination of our Forest Laboratories collaboration agreement, our prospects for near term future revenues are substantially uncertain. We are currently seeking a new partner for the development and commercialization of faropenem medoxomil and currently intend to use our cash, cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. Until we have a partner for the faropenem medoxomil adult program, which cannot be assured, we plan to limit our faropenem medoxomil adult clinical activities to the ongoing Phase III placebo-controlled clinical trial for the treatment of acute exacerbation of chronic bronchitis and planning and implementation for additional clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia.

We have completed a Phase II clinical trial for an oral suspension formulation of faropenem medoxomil among pediatric patients with acute otitis media. The study of over 300 pediatric patients examined four different doses of faropenem medoxomil, administered twice daily as an oral suspension, and demonstrated a dose response in bacteriological eradication. All doses examined were well tolerated and there was no clear dose effect to tolerability. The trial included a double tap design where middle ear fluid is obtained both prior to and during treatment then submitted for culture. These cultures provide microbiologic documentation of faropenem’s effectiveness in eradicating bacteria from the middle ear fluid. We believe that these study results will provide us the information to permit dose selection in future Phase III clinical trials. In order to advance the faropenem medoxomil oral suspension program for pediatric patients to Phase III testing we have sought additional discussion on clinical trial design from the FDA. A meeting of the Anti-Infective Drugs Advisory Committee scheduled for the second quarter of 2007 to discuss clinical trial design for treatment of acute otitis media and other topics related to pediatric development of faropenem medoxomil was postponed by FDA, pending completion of FDA’s Division of Scientific Investigation (DSI) reviews of certain clinical sites included in the 2005 NDA for faropenem medoxomil. Phase III clinical trials of our oral suspension formulation of faropenem medoxomil for treatment of otitis media in pediatric patients are not expected to commence until DSI has completed its ongoing reviews and we have reached an understanding with the FDA on clinical trial design and other matters related to the treatment of otitis media in pediatric patients.

Our second product candidate, REP8839, has exhibited promising activity in pre-clinical studies against S. aureus, including methicillin resistant S. aureus or MRSA, and mupirocin resistant strains of S. aureus. We are developing REP8839 for topical treatment of skin and wound infections. Our initial target indication will be impetigo, one of the most common skin infections among children. We submitted an investigational new drug, or IND, application for the clinical development of REP8839 in May 2006 and announced results from three Phase I clinical trials in June 2007. The results of the Phase I trials show that topically applied REP8839 appears safe, well tolerated and associated with low systemic exposure, or drug absorption into the bloodstream, which is desirable for a topical antibiotic treatment. Based on these results, we plan to initiate Phase II trials of REP8839 in children with impetigo by the end of this year.

We are also pursuing the development of other novel anti-infective products based on our own research efforts. We have developed assays that identify compounds that inhibit bacterial DNA replication. The compounds may be useful to treat bacterial infections. We have also selected from a proprietary library several potential compounds for development to treat infections in hospital settings caused by Clostridium difficile (C. difficile) and are in advanced pre-clinical testing for this program.

We have incurred significant operating losses since our inception on December 6, 2000, and, as of June 30, 2007, we had an aggregate net loss of $63.4 million and accumulated net loss attributable to common stockholders of $81.8 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments received from Forest Laboratories under our former collaboration and commercialization agreement. Although we reported net income for the three and six months ended June 30, 2007 as a result of the termination of our agreement with Forest Laboratories, as discussed below, we expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Former Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. On May 7, 2007, Forest Laboratories exercised its right to terminate this agreement. The termination followed issuance in October 2006 of a non-approvable letter by the FDA for our NDA for faropenem medoxomil. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. We received $60 million in upfront and milestone payments from Forest Laboratories during the period of our collaboration. In accordance with the termination provisions of the collaboration agreement, Forest Laboratories is obligated to cooperate with us to assure a smooth transition of the faropenem medoxomil programs for a period of up to six months from February 6, 2007, the date of its notice of intent to terminate the agreement. For the initial 90 days of the transition period, which ended on May 7, 2007, the terms and conditions of the collaboration agreement remained in effect, including Forest Laboratories’ obligations to reimburse us for the majority of ongoing direct development and commercial costs for faropenem medoxomil, as defined. We have agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate our clinical trial among patients with acute exacerbation of chronic bronchitis.

In accordance with our revenue recognition policy for upfront and milestone payments received under collaboration and commercialization agreements, we had recognized revenue in prior periods for the payments received from Forest Laboratories on a straight-line basis over a period of approximately 15 years, which was the estimated period of benefit. These upfront and milestone payments received are non-refundable. As no further obligations exist beyond the termination date of May 7, 2007, we recognized the remaining unamortized deferred upfront and milestone fees of approximately $55 million as revenue on that date. We also received reimbursements from Forest Laboratories for research and development and sales and marketing activities during the three and six months ended June 30, 2007. These amounts have been recorded as revenue. This treatment reflected our role as principal in these transactions whereby we were responsible for selecting vendors, performing significant duties and bearing credit risk.

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue.  Revenue was $55.6 million for the second quarter of 2007 as compared to $4.0 million for the second quarter of 2006. Revenue recognized during the second quarter of 2007 included $55.2 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received from Forest Laboratories under our former collaboration agreement. This compares to $1.1 million recognized during the second quarter of 2006. Prior to the effective date of termination of the agreement with Forest Laboratories, upfront and milestone payments were being recognized in our financial statements as revenue over the estimated period of performance of approximately 15 years. Revenue recognized during the second quarter of 2007 also includes $0.4 million of contract revenue for funded activity through May 7, 2007 under our former collaboration and commercialization agreement with Forest Laboratories as compared to $2.9 million recognized during the second quarter of 2006.

Revenue recognized in 2007 due to acceleration of recognition of the Forest Laboratories’ payments following termination of our collaboration agreement is not indicative of a change in operating results, but the application of our revenue recognition accounting policy to our collaboration with Forest Laboratories. Due to the termination of this collaboration relationship, our prospects for other near term future revenues are substantially uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new partner for faropenem medoxomil on acceptable terms.

Research and Development Expense.  Research and development expenses were $8.4 million for the second quarter of 2007 as compared to $9.1 million for the second quarter of 2006. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Three Months Ended
	June 30,		Change
	2007	2006	$	%

Faropenem medoxomil	$4,783	$4,668	$115	2%
REP8839	1,208	3,088	(1,880)	(61)%
Other research and development	2,373	1,385	988	71%

	$8,364	$9,141	$(777)	(9)%

Costs to support our faropenem medoxomil program were relatively unchanged during the second quarter of 2007 at $4.8 million as compared to $4.7 million for the second quarter of 2006. Costs incurred in 2007 were focused on the ongoing Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis (AECB) as well as planning and implementation activities in preparation for potential future Phase III clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia. Costs incurred in 2006 were focused on the AECB clinical trial as well as the Phase II clinical trial in pediatric patients with acute otitis media which results were reported in the first quarter of 2007. Faropenem medoxomil program expense in the second quarter of 2007 included costs to replace the contract research organization conducting the AECB trial. The new contract research organization is expected to oversee all planned faropenem medoxomil Phase III trials.

Costs to support our REP8839 program in the second quarter of 2007 decreased by $1.9 million as compared to the second quarter of 2006. In 2006, we incurred $1.5 million under our purchase agreement with GlaxoSmithKline PLC (GSK) following the filing of our IND related to REP8839 with the FDA in the second quarter of 2006. Costs incurred in the second quarter of 2007 also decreased as we completed three Phase I clinical trials for this compound in the first quarter of 2007.

In the second quarter of 2007, other research and development costs increased by $1.0 million as compared to the second quarter of 2006 as our research and development personnel increased their work in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.3 million for the second quarter of 2007, as compared to $2.9 million for the second quarter of 2006. The increase was primarily due to increased costs of approximately $0.5 million in additional legal, accounting, insurance and other professional costs related to compliance and other obligations associated with being a public company. We completed our initial public offering in July 2006.

Investment Income and Other, net.  Investment income and other was $1.5 million for the second quarter of 2007, as compared to $1.7 million for the second quarter of 2006. The decrease was primarily due to gains recorded to adjust the fair value of preferred stock warrants in the second quarter of 2006.

Income Taxes.  We recorded zero tax provision for the second quarter of 2007 due to net operating loss carryforwards being available to fully offset estimated taxable income in 2007, and our expectations of future losses.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue.  Revenue was $58.6 million for the first half of 2007 as compared to $6.9 million for the first half of 2006. Revenue recognized during 2007 includes $56.2 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received from Forest Laboratories under our former collaboration agreement. This compares to $1.7 million recognized during the first half of 2006. Prior to the effective date of termination of our agreement with Forest Laboratories, the upfront and milestone payments were being recognized in our financial statements as revenue over the estimated period of performance of approximately 15 years. Revenue recognized during the first half of 2007 also includes $2.4 million of contract revenue for funded activity under our former collaboration and commercialization agreement with Forest Laboratories as compared to $5.2 million recognized during the first half of 2006.

Research and Development Expense.  Research and development expenses were $17.8 million for the first half of 2007 as compared to $18.1 million for the first half of 2006. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Six Months Ended
	June 30,		Change
	2007	2006	$	%

Faropenem medoxomil	$10,945	$10,867	$78	1%
REP8839	2,624	4,333	(1,709)	(39)%
Other research and development	4,242	2,910	1,332	46%

	$17,811	$18,110	$(299)	(2)%

Costs to support our faropenem medoxomil program were $10.9 million during the first half of 2007 and 2006. Costs incurred in 2007 were focused on the ongoing Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis (AECB) as well as planning and implementation activities in preparation for potential future Phase III clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia. Costs incurred in 2006 were focused on the AECB clinical trial as well as the Phase II clinical trial in pediatric patients with acute otitis media which results were reported in the first quarter of 2007. Faropenem medoxomil program expense in the first half of 2007 included costs to replace the contract research organization conducting the AECB trial. The new contract research organization is expected to oversee all planned faropenem medoxomil Phase III trials.

Costs to support our REP8839 program decreased by $1.7 million in the first half of 2007 as compared to the first half of 2006. In 2006, we incurred $1.5 million under our purchase agreement with GlaxoSmithKline PLC following the filing of our IND related to REP 8839 with the FDA in the second quarter of 2006.

In the first half of 2007, other research and development costs increased by $1.3 million as compared to the first half of 2006 as our research and development personnel increased their work in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.8 million for the first half of 2007, as compared to $4.8 million for the first half of 2006. The increase was primarily due to increased personnel and related costs of $0.9 million which resulted from additional staff required to support our commercial, business development and finance operations. We also incurred approximately $1.2 million in additional legal, accounting, insurance and other professional costs related to compliance and other obligations associated with being a public company. We completed our initial public offering in July 2006. These increases were partially offset by a reduction of $0.3 million in marketing expenses related to the faropenem medoxomil program.

Investment Income and Other, net.  Investment income and other was $3.0 million for the first half of 2007, as compared to $2.1 million for the first half of 2006. The increase was primarily due to higher overall cash invested following receipt of $44.5 million in net proceeds from our initial public offering completed in the third quarter of 2006. This increase is partially offset by gains recorded to adjust the fair value of preferred stock warrants in the second quarter of 2006.

Income Taxes.  We recorded zero tax provision for the first half of 2007 due to net operating loss carryforwards being available to fully offset estimated taxable income in 2007, and our expectations of future losses.

Liquidity and Capital Resources

As of June 30, 2007, we had $112 million in cash, cash equivalents and short-term investments. We have experienced significant operating losses since our inception in 2000 and as of June 30, 2007, we had an accumulated deficit of $80 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our former collaboration and commercialization agreement totaling $74.6 million and net proceeds received from our initial public offering of $44.5 million.

As noted above, our agreement with Forest Laboratories was terminated on May 7, 2007, and as a result, our prospects for other near term future revenues are uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new collaboration partner for faropenem medoxomil on acceptable terms.

In October 2006, the FDA issued a non-approvable letter for our NDA for faropenem medoxomil that had been filed in December 2005. According to the non-approvable letter, the FDA recommends further clinical studies for all four indications that were the subject of the NDA including studies using superiority design for the indications of acute bacterial sinusitis and acute exacerbations of chronic bronchitis, additional microbiologic testing and consideration of alternate dosing regimens. We are discussing clinical plans with the FDA including the number of clinical trials needed for each indication, and currently expect that at least two to three years will be required for completion of the clinical studies. We are evaluating the impact this FDA action will have on our liquidity and capital resources including costs of additional clinical trials and delays in product launch. As a result of this FDA action, in 2006 we recorded $2.9 million of expenses related to contingent contractual obligations under our supply agreements as noted below.

In 2004, we entered into a license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan which was modified in December 2005. Under the modified license agreement we are further obligated to future payments of up to ¥375 million (approximately $3.0 million as of June 30, 2007) upon filing of a new NDA at a higher dose of faropenem medoxomil than was studied in the prior NDA and up to ¥1,250 million (approximately $10.1 million as of June 30, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Asubio Pharma we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.0 million as of June 30, 2007). Additionally, we are responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Under a supply agreement entered into in December 2004 between Asubio Pharma, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order by us with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of an approved faropenem medoxomil drug has been delayed, we are obligated for escalating delay compensation to Nippon Soda of up to ¥280 million (approximately $2.3 million as of June 30, 2007) per year, which commences on July 1, 2007. If we terminate the faropenem medoxomil program, under certain circumstances, we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.5 million as of June 30, 2007) in engineering costs. Based on the non-approvable letter we received from the FDA in October 2006, we determined that we would incur delay compensation under this agreement, and recorded such amount, totaling approximately $0.9 million, in 2006. As we revisit our expected product launch dates in light of actions by the FDA and Forest Laboratories, we continue to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjust our accrual accordingly.

In April 2005, we entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil with MEDA, which was amended in March 2006. Beginning in 2006, we became obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3.1 million as of June 30, 2007). If in any year we have not satisfied this minimum purchase commitment, we were required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, would have been credited against future drug product purchases. We were required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceeded €22 million (approximately $29.6 million at June 30, 2007). Upon termination of the agreement, under certain circumstances, we would have been obligated to pay up to €1.7 million (approximately $2.3 million as of June 30, 2007) in facility decontamination costs incurred by MEDA. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under our agreement with Forest Laboratories, we remained responsible for any shortfall amount in 2006 that may not be credited against future drug product purchases. Based on the non-approvable letter we received from the FDA in October 2006, we incurred expenses of $1.5 million under these agreements in 2006. In 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreement with MEDA, all previously suspended provisions in our direct agreement with MEDA are no longer suspended. In April 2007, we provided MEDA notice of termination of the supply agreement in accordance with the terms of the agreement as future clinical testing of faropenem medoxomil for adults is to be conducted using 600 mg tablets. As a result of this termination occurring before the termination date of our agreement with Forest Laboratories, we have not accrued for any minimum purchase or termination fees under this agreement. Supply chain obligations, including fees that may arise from this agreement with MEDA, incurred through May 7, 2007 are the responsibility of Forest Laboratories under the commercialization and collaboration agreement. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe that we had the right to terminate the agreement. However, if it is determined that we have obligations to MEDA beyond May 7,

2007 under the agreement, then we may incur additional costs. Consistent with our position that we had the right to terminate this agreement and that Forest Laboratories is responsible for all supply chain obligations, we have not accrued for any minimum purchase or termination fees under this agreement.

In May 2007, we entered into an arrangement with a bank for services related primarily to identifying a licensing partner for our faropenem medoxomil program. Under the terms of the agreement, we may incur transaction fees of up to $6 million based on the value of the license transaction as defined.

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

The pace and outcome of our clinical development programs and the progress of our discovery research program are difficult to predict. These projects may require several years and substantial expenditures to complete and may ultimately be unsuccessful. If we enter into additional third party collaborations or acquire new product candidates, the timing and amounts of any related licensing cash flows or expenses are likely to be highly variable. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

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

If our available cash, cash equivalents, short-term investments and interest earned on these balances are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products or conduct additional clinical trials beyond those currently contemplated, we may seek to sell additional equity or debt securities or acquire a credit facility. The sale of additional equity may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, those securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to modify our planned research, development and commercialization strategy, which could adversely affect our business.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in Note 2 of Notes to Condensed Financial Statements included elsewhere in this quarterly report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Under our former agreement with Forest Laboratories entered into in February 2006, we recorded the initial $50 million upfront payment received in February 2006 as deferred revenue and were recognizing this amount into revenue ratably over the expected term of the agreement. In addition, we received a development milestone payment of $10 million in March 2006. Due to this milestone being achieved within one month of entering into the collaboration and commercialization agreement with Forest Laboratories, we could not identify a separate earnings process related to this milestone payment and were recognizing revenue related to this payment over the expected term of the agreement. In February 2007, we and Forest Laboratories announced that our agreement would terminate, and as a result, we reacquired all U.S. adult and pediatric rights previously granted to Forest Laboratories. As no further obligations exist beyond May 7, 2007, the effective date of the termination, we recognized the remaining unamortized deferred revenue balance as revenue in the second quarter of 2007.

We have also received amounts from Forest Laboratories as reimbursement for certain research and development. We believe that, as it relates to these activities, we act as the principal, performing a substantive part of the services directly, having the discretion to choose our suppliers and bearing all credit risk associated with the performance of these activities. We therefore have recorded these amounts as revenue in accordance with our revenue recognition policy. See Note 2 to our condensed financial statements for more information about our revenue recognition policies.

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

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 4.33% during the first six months of 2007. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from historical exercise behavior.

During the first six months of 2007, we estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 4.46% and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.05 years.

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

Deferred Tax Asset Valuation Allowance.  In establishing an allowance on the valuation of our deferred tax assets we are required to make significant estimates and judgments about our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on utilization primarily of net operating losses and tax credits. We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of our deferred tax asset will not be realized. Although we reported net income for the three and six months ended June 30, 2007 as a result of the termination of our agreement with Forest Laboratories, we expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets since inception due to uncertainties related to our ability to realize deferred tax assets in the foreseeable future. See Note 8 to our condensed financial statements.

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ( EITF 07-03). The scope of EITF 07-03 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We are required to adopt EITF 07-03 for new contracts entered into in 2008. We are currently evaluating the impact of EITF 07-03 on our financial statements.

The EITF has one issue currently under consideration that may impact us. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We will continue to monitor the development of this EITF issue and evaluate the impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to our cash, cash equivalents, and marketable securities. We have attempted to minimize risk by investing in quality financial instruments primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of two years. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including U.S. government and mortgage backed securities, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of June 30, 2007 included liquid money market accounts. The securities in our investment portfolio are classified as available-for-sale and held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

Most of our transactions are conducted in U.S. dollars, although we do have certain contractual obligations and conduct a number of clinical studies, and manufacture active pharmaceutical product with vendors located outside the United States. Some of these expenses are paid in U.S. dollars, and some are paid in the local foreign currency, including the Japanese Yen and the Euro. We do not currently engage in any activities designed to hedge our exposure to foreign currency fluctuations on forecasted expenses denominated in these foreign currencies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risks Related to our Business

We received a non-approvable letter from the FDA for our NDA for faropenem medoxomil, our lead product candidate, and we are currently evaluating our development program for faropenem medoxomil and do not currently know if faropenem medoxomil will ever receive regulatory approval, which is necessary before it can be commercialized.

If we do not receive regulatory approval for faropenem medoxomil and we are not able to commercialize faropenem medoxomil, we will not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our first NDA to the FDA for use of faropenem medoxomil in four adult clinical indications. In October 2006, the FDA issued a non-approvable letter for all four indications in our NDA and recommended further clinical studies and microbiologic evaluation for all indications. Additionally, the FDA advised us that the Division of Scientific Inspections had to complete their inspections of certain clinical trials sites that participated in the clinical trials included in the NDA. We are in the planning stages of determining our next steps with respect to our faropenem medoxomil development program. Further clinical development of faropenem medoxomil for any indications will require us to complete additional and more extensive clinical trials, which will be costly and time consuming. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. However, we expect that at least two to three years will be required to complete additional clinical trials. If we continue our clinical development program for faropenem medoxomil, we may not obtain necessary approvals from the FDA even if our trials demonstrate the effectiveness of faropenem medoxomil for any indication. The data we collect from any additional clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of faropenem medoxomil, in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for faropenem medoxomil, we will have fewer resources to devote to the research and development of other potential product candidates and development stage programs. If we decide to terminate any further development of faropenem medoxomil, we will be dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for faropenem medoxomil. All of our other existing product candidates and development stage programs are in Phase I clinical development or preclinical development.

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

Because of the termination of our collaboration with Forest Laboratories to develop and commercialize faropenem medoxomil, we are seeking a new partner. If we do not obtain a new partner on acceptable terms, we likely will not be able to develop and commercialize faropenem medoxomil for adult indications and may not be able to develop faropenem medoxomil for pediatric indications or generate any future revenue from faropenem medoxomil.

On May 7, 2007, Forest Laboratories exercised their right to terminate our agreement, under which Forest Laboratories had been granted an exclusive sublicense for the development and sale of faropenem medoxomil for all indications in the U.S. and a right of first refusal to extend the territory to include Canada. As a result of the termination we have reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories.

We are currently seeking another partner or partners to assist us in the development and commercialization of faropenem medoxomil. We face competition in our search for partners with whom we may collaborate. Further, faropenem medoxomil has previously been licensed to other licensees who have opted not to develop and commercialize the product. As a result, we may not be successful in finding another partner on acceptable terms, or at all, and any failure to obtain a new partner on acceptable terms may adversely affect faropenem medoxomil development, commercialization and potential future sales. Identifying a new partner and entering into a collaboration agreement with it or developing the necessary infrastructure to commercialize, market and sell faropenem medoxomil to pediatricians ourselves could cause delays in obtaining regulatory approvals and commercializing faropenem medoxomil, which would negatively impact our business. If we obtain regulatory approval of faropenem medoxomil for pediatric indications and we choose to commercialize, market and sell faropenem medoxomil to pediatricians ourselves, we will be required to substantially increase our internal sales, distribution and marketing capabilities. The development of the infrastructure necessary to commercialize, market and sell faropenem medoxomil to pediatricians will require substantial resources and may divert the attention of our management and key personnel and negatively impact our other product development efforts. Further, our current capital resources may not be sufficient to fund and support this type of infrastructure. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise. It is unusual for the FDA to approve a drug for pediatric use which has not been approved for adult use. As a result, in the event that we are unable to pursue further development of faropenem medoxomil for adult use, it may be difficult to obtain FDA approval for a pediatric indication.

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

Securing a strategic partner to develop and commercialize our product candidates may require us to relinquish valuable rights and will render us dependent on the efforts of any future partners, over which we would have limited control, and if our collaborations are unsuccessful, our potential to develop and commercialize product candidates and to generate future revenue from our product candidates would be significantly reduced.

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

If we choose, after discussion with the FDA, to pursue additional clinical trials in an effort to gain approval from the FDA for faropenem medoxomil, then our ongoing development programs for faropenem medoxomil will be lengthy and expensive. The amount of time and cost associated with these trials are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and details of future trial designs. In addition, the guidance we receive from the FDA in future meetings with them will influence the number, size and duration of planned and unplanned trials. Even if clinical trials show our product candidates to be safe and effective in treating their target conditions, we do not expect to be able to record commercial sales of any of our product candidates until at least 2010. Even if we conduct these trials in accordance with FDA recommendations and achieve protocol defined end points, faropenem medoxomil may not be approved.

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

The development of faropenem medoxomil for pediatric use is an important part of our current business strategy. We have developed a prototype oral liquid formulation, completed a Phase II trial in acute otitis media (middle ear infection) and are considering conducting future studies in acute otitis media and tonsillitis/pharyngitis. Our ability to successfully develop and market this product candidate for pediatric use is subject to various risks, including the following:

•	It is unusual for the FDA to approve a drug for pediatric use that has not been approved for adult use. As a result, in the event that we abandon further development of faropenem medoxomil for adult use, it may be difficult to obtain FDA approval for a pediatric indication.

•	The FDA recently postponed a meeting of the Advisory Committee of the Anti-Infective Drugs Advisory Committee (AIDAC) that had been scheduled to discuss clinical trial design for treatment of acute otitis media in pediatric patients. Delays in understanding the pediatric clinical trials program required for the approval of faropenem medoxomil for treating pediatric patients could result in our inability to complete the trials and, even if completed, could delay initiation of pivotal clinical trials, its potential commercial launch and ability to generate future revenue.

•	Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It may take us and any future collaboration partner several years to complete the testing and trials, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. These risks are potentially more pronounced in clinical tests involving children.

•	We have completed only one Phase II clinical trial in children with acute otitis media to date. A clinical trial conducted by Bayer for tonsillitis/pharyngitis in adults did not meet its primary endpoint.

•	Any NDA or other marketing authorization applications that we may file might be denied by the FDA and analogous foreign regulators.

•	Any regulatory approval we ultimately obtain may be limited or subject to post-approval commitments that render the product not commercially viable.

•	This product candidate, even if found to be safe and effective, might be difficult to develop into a commercially viable drug or to manufacture on a large scale. It may also prove to be economically unfeasible to market commercially.

•	Competitors may develop and market superior drugs or be more effective in marketing equivalent drugs.

•	Even if this product candidate is successfully developed and effectively marketed, the size of the market may be smaller than expected or may decrease over time, such that our sales revenue is less than initially contemplated.

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

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem medoxomil. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II study conducted in 2005. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose for five day treatment course was compared to a 300 mg, twice per day, dose seven day treatment courses in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. If there is an increased level of adverse events observed for faropenem medoxomil 600 mg, twice per day as compared to 300 mg, twice per day, it will reduce future potential product revenue from faropenem medoxomil.

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

Because we do not currently know when or if we will continue clinical development of faropenem medoxomil for certain adult indications or any other indications, we are more dependent on the potential success of our internal discovery research programs and product candidates other than faropenem medoxomil. Our only other existing product candidate, REP8839, has just completed its Phase I clinical development. As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program. A significant portion of the research that we are conducting involves new and unproven technologies, and may not result in the discovery or development of commercially viable products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, any compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we continue our clinical development program for faropenem medoxomil for certain adult indications or any other indications we will have fewer resources to devote to the further research and development of other product candidates, such as REP8839, or potential product candidates identified through our discovery research program. There is no guarantee that we will be able to successfully advance any product candidates identified through our discovery research program into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale. In addition, the size of the potential markets for such other product candidates may not be as attractive as the potential markets for faropenem medoxomil. If we are unable to develop suitable potential product candidates through internal research programs or are not able to advance the development of our early stage product candidates such as REP8839, our business will suffer and we may be unable to grow our business.

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

We have experienced significant operating losses since our inception in 2000. At June 30, 2007, we had an accumulated deficit of approximately $80 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the October 2006 FDA non-approval letter for our December 2005 NDA for faropenem medoxomil and the termination of our Forest Laboratories collaboration agreement in May 2007, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable on a sustainable basis.

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

We do not expect that our current capital resources will be sufficient to fund the complete development of our faropenem medoxomil and REP8839 product candidates and any product candidates generated from our discovery research program. To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the termination of our Forest Laboratories collaboration agreement on May 7, 2007, our prospects for near term future revenues are substantially uncertain. We are currently seeking a new collaboration partner for faropenem medoxomil and using our cash and cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. If we cannot find a new partner on acceptable terms or if the funds provided from existing resources are insufficient to satisfy our future capital needs, or if we develop, in-license or acquire additional products or product candidates or pursue additional applications for our product candidates, we may seek to sell additional equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

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

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. If we decide to pursue additional large scale clinical trials for faropenem medoxomil or if our other product candidates advance into full scale clinical trials, we may not have the capability to manufacture quantities of faropenem medoxomil or such other product candidates for our clinical trials. We originally engaged Nippon Soda and MEDA as our sole suppliers of faropenem medoxomil drug substance and faropenem medoxomil tablets, respectively. Pursuant to the terms of our former collaboration agreement with Forest Laboratories, Forest Laboratories had agreed to assume responsibility for supply chain management for faropenem medoxomil and entered into a direct relationship with both Nippon Soda and MEDA as its sole supplier of faropenem medoxomil drug substance. However, following termination of our agreement with Forest Laboratories, the Nippon Soda and MEDA obligations reverted directly to us. Further, in connection with our determination that future clinical development of faropenem medoxomil would be completed using the 600 mg tablet as compared to the 300 mg tablet used in the clinical trials included in the December 2005 NDA for which the FDA issued a non-approval letter, in April 2007 we notified MEDA that we would terminate the agreement to manufacture 300 mg tablets. We are contractually bound to purchase all of our requirements for bulk drug substance from Nippon Soda and expect Nippon Soda will be the sole supplier of faropenem medoxomil drug substance for the foreseeable future. Nippon Soda may terminate this supply agreement for a number of reasons, such as:

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

We rely on Nippon Soda to manufacture faropenem medoxomil drug substance and currently have no plans to develop our own manufacturing facility. The facilities used by our contract manufacturer to manufacture our product candidates must be approved by the FDA. Nippon Soda’s facility has undergone its initial inspection by the FDA as part of the faropenem medoxomil NDA review. Although no FDA Form 483 observations were noted by the FDA site inspector, if Nippon Soda cannot successfully manufacture material that conforms to our specifications and strict regulatory requirements, Nippon Soda will not be able to maintain FDA approval for its manufacturing facility. If the FDA does not maintain approval of this facility for the manufacture of faropenem medoxomil, we may need to find alternative manufacturing facilities, which would result in significant delay of up to several years in obtaining approval for and manufacturing faropenem medoxomil. In addition, our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over Nippon Soda’s compliance with these regulations and standards. Failure by Nippon Soda to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspension or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over Nippon Soda’s ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

Any of our product candidates that are in clinical trials or that we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any of our product candidates currently in clinical trials or that we advance into clinical trials are subject to extensive regulation by the FDA in the U.S. and by comparable governmental authorities in foreign markets. Currently, we are developing faropenem medoxomil for adult and pediatric use and we have completed Phase I clinical testing of REP8839. In the U.S. and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any product candidate.

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

We currently have no sales organization. If our lead product candidate, faropenem medoxomil, is approved by the FDA for adult use, we will require a partner to market the product. If faropenem medoxomil is approved by the FDA for pediatric use, we may opt to market and sell faropenem medoxomil to pediatricians in the U.S. We will incur significant additional expenses and commit significant additional management resources to establish a pediatric sales force. We may not be able to establish a pediatric specialty sales force in a cost effective manner or realize a positive return on this investment. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our product candidates directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

Between February 6, 2007 and May 7, 2007, we operated under the termination provisions of our collaboration agreement with Forest Laboratories. On April 27, 2007, under the termination provisions of our agreement with Forest Laboratories, we terminated our agreement with MEDA for the manufacture of 300 mg tablets of faropenem medoxomil. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe we have acted in accordance with the terms of these and other commercial agreements. However, if it is determined that we have obligations to MEDA beyond May 7, 2007 under the agreement, then we may incur additional costs. Consistent with our position that we had the right to terminate this agreement and that Forest Laboratories is responsible for all supply chain obligations, we have not accrued for any minimum purchase or termination fees under this agreement.

The interpretation of the terms of our collaboration and commercial agreements may be the subject of disagreement between us and our collaborators and other commercial partners that could result in lawsuits and/or arbitration proceedings. If former partners or other parties to our commercial contracts are successful in lawsuits or arbitration proceedings, we may incur judgments against us that could have a material impact on our financial position and limit our ability to complete development of and launch commercially our product candidates.

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

We are a small company with 84 employees as of June 30, 2007. As our development and commercialization plans and strategies develop, we may need to either expand or reduce the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any restructuring activity could result in disruption to our business, adversely affect the morale of our employees and make it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

As of June 30, 2007, we have exclusively licensed from Asubio Pharma two issued U.S. patents, one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a prodrug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Asubio Pharma. Although Asubio Pharma has agreed to cooperate with us in such efforts, if requested, we cannot be assured that Asubio Pharma would devote sufficient efforts to cooperate with us in these circumstances.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, based on an analysis of historical equity transactions under the provisions of Section 382, ownership changes have occurred at two points since our inception. These ownership changes will limit the annual utilization of our net operating losses in future periods. We do not believe, however, that these ownership changes will result in the loss of any of our net operating loss carryforwards existing on the date of each of the ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and such changes may result in the loss of net operating loss carryforwards on such ownership change date.

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

Recent Sales of Unregistered Equity Securities.

None.

Use of Proceeds from the Sale of Registered Securities.

After deducting expenses of the initial public offering of our common stock in 2006 pursuant to our Registration Statement on Form S-1 (Reg. No. 333-133021) declared effective by the Securities and Exchange Commission on June 28, 2006 (the “Offering”), we received net offering proceeds of approximately $44.5 million. As of June 30, 2007, we have used approximately $41.5 million of the net proceeds of the Offering to fund our operations, including clinical trials related to faropenem medoxomil, clinical trials related to REP8839, activities related to the development of our preclinical product candidates, and general corporate purposes. The remainder of the net proceeds from the Offering are invested in various interest-bearing instruments and accounts or marketable securities. We plan to allocate more proceeds from the Offering to our faropenem development activities and discovery research programs than was originally contemplated by the use of proceeds from the Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) with respect to the Offering.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases Of Equity Securities.

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	That May Yet Be
	Total Number of		Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

5/15/07	6,882	(1)	$1.32	None	Not Applicable
5/15/07	1,101	(2)	$5.69	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

(2)	Shares acquired in payment of tax liabilities pursuant to the partial vesting of a restricted stock award issued to an Employee under our 2006 Equity Incentive Plan. The tax liabilities were paid in June 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 10, 2007. At the meeting, our stockholders voted to elect Christopher D. Earl, Ph.D. and Edward Brown to serve on the Board of Directors until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified and ratified and approved the appointment of KPMG LLP as our auditors for the fiscal year ending December 31, 2007.

The results of voting from the stockholders who voted was as follows:

On the election of Christopher D. Earl, Ph.D. our stockholders voted: For: 18,867,994, Against: None, Withheld: 52,800. On the election of Edward Brown our stockholders voted: For: 18,867,994, Against: None, Withheld: 52,800. On the ratification and approval of KPMG LLP our stockholders voted: For: 18,899,054, Against: 19,081, Withheld: 2,659.

In addition to the directors elected above, Kenneth J. Collins, Kirk K. Calhoun, Geoffrey Duyk, M.D., Ph.D., Augustine Lawlor and Daniel J. Mitchell continued to serve as directors after the annual meeting.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description of Document

10.1	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Kenneth J. Collins.(1)
10.2	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Roger Echols, M.D.(1)
10.3	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Mark Smith.(1)
10.4	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Nebojsa Janjic, Ph.D.(1)
10.5	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Peter Letendre, Pharm.D.(1)
31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: August 9, 2007

Exhibit Index

Exhibit
Number	Description of Document

10.1	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Kenneth J. Collins.(1)
10.2	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Roger Echols, M.D.(1)
10.3	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Mark Smith.(1)
10.4	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Nebojsa Janjic, Ph.D.(1)
10.5	Amendment to Employment Agreement dated June 15, 2007 by and between the Company and Peter Letendre, Pharm.D.(1)
31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 19, 2007.