Form 10-Q
period 2007-09-30
REPLIDYNE INC
filed 2007-11-07
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52082

REPLIDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1568247 (I.R.S. Employer Identification No.)
1450 Infinite Drive, Louisville, Colorado (Address of principal executive offices)	80027 (Zip Code)

303-996-5500
Registrant’s telephone number, including area code:

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $.001 par value per share	27,117,866 shares

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$39,875	$24,091
Short-term investments	61,856	101,476
Receivable from Forest Laboratories	—	4,634
Prepaid expenses and other current assets	2,921	2,079

Total current assets	104,652	132,280
Property and equipment, net	2,131	3,170
Other assets	113	111

Total assets	$106,896	$135,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,313	$7,957
Deferred revenue	—	56,176

Total current liabilities	8,313	64,133
Long-term liabilities	37	56

Total liabilities	8,350	64,189

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 27,117,738 and 27,009,749 shares; outstanding 27,066,027 and 26,979,162 shares at September 30, 2007 and December 31, 2006, respectively	27	27
Treasury stock, $0.001 par value; 51,711 and 30,587 shares at September 30, 2007 and December 31, 2006, respectively, at cost	(9)	(2)
Additional paid-in capital	190,847	188,334
Accumulated other comprehensive income (loss)	26	(7)
Accumulated deficit	(92,345)	(116,980)

Total stockholders’ equity	98,546	71,372

Total liabilities and stockholders’ equity	$106,896	$135,561

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$—	$3,679	$58,571	$10,601

Costs and expenses:
Research and development	10,651	7,177	28,462	25,287
Sales, general and administrative	2,988	3,864	9,803	8,676

Total costs and expenses	13,639	11,041	38,265	33,963

Income (loss) from operations	(13,639)	(7,362)	20,306	(23,362)
Investment income and other, net	1,336	1,640	4,329	3,730

Net (loss) income	(12,303)	(5,722)	24,635	(19,632)
Preferred stock dividends and accretion	—	(85)	—	(5,391)

Net (loss) income attributable to common stockholders	$(12,303)	$(5,807)	$24,635	$(25,023)

Net (loss) income attributable to common stockholders per share — basic	$(0.46)	$(0.23)	$0.92	$(2.59)

Net (loss) income attributable to common stockholders per share — diluted	$(0.46)	$(0.23)	$0.89	$(2.59)

Weighted average common shares outstanding — basic	26,780	25,748	26,696	9,659

Weighted average common shares outstanding — diluted	26,780	25,748	27,666	9,659

See accompanying notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$24,635	$(19,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,190	1,031
Stock-based compensation	2,135	698
Discounts and premiums on short-term investments	614	(617)
Amortization of debt discount and issuance costs	—	9
Other	13	79
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	4,634	(2,568)
Prepaid expenses and other current assets	(842)	(2,436)
Other assets	(2)	176
Accounts payable and accrued expenses	441	(3,489)
Deferred revenue	(56,176)	57,188
Other long-term liabilities	(19)	(19)

Net cash (used in) provided by operating activities	(23,377)	30,420

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(19,172)	(120,323)
Purchases of short-term investments classified as held-to-maturity	(64,840)	(60,854)
Maturities of short-term investments classified as available-for-sale	53,747	117,084
Maturities of short-term investments classified as held-to-maturity	69,304	10,053
Acquisitions of property and equipment	(171)	(783)
Proceeds from sale of property and equipment	7	39

Net cash provided by (used in) investing activities	38,875	(54,784)

Cash flows from financing activities:
Principal payments on debt	—	(169)
Proceeds from issuance of common stock from the exercise of stock options	61	176
Proceeds from issuance of common stock from the employee stock purchase plan	225	—
Proceeds from sale of common stock from initial public offering, net of underwriters discount	—	46,556
Payments of deferred offering costs on the sale of common stock from initial public offering	—	(1,789)
Proceeds from notes receivable from officers repaid in full prior to initial public offering	—	356
Bank overdraft.	—	(25)
Settlement of fractional shares	—	(1)
Proceeds from issuance of Series C redeemable convertible preferred stock from the exercise of warrants	—	100

Net cash provided by financing activities	286	45,204

Net increase in cash and cash equivalents	15,784	20,840
Cash and cash equivalents:
Beginning of period	24,091	4,353

End of period	$39,875	$25,193

Supplemental cash flow information:
Cash paid for interest	$—	$15

Reclassification of preferred stock warrant liability to stockholders’ equity	$—	$630

Unpaid deferred offering costs	$—	$225

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

The Company’s research and development product pipeline also includes REP8839, a drug candidate being developed for topical use for treatment of skin and wound infections, including methicillin-resistant Staphylococcus aureus (MRSA) infections. In addition, the Company is pursuing the development of REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Gram-positive Clostridium difficile (C. difficile) bacteria and C. difficile-associated disease (CDAD), and its bacterial DNA inhibitor replication technology.

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories Holding Limited (Forest Laboratories) for the commercialization, development and distribution of faropenem medoxomil in the U.S. Under this agreement, in 2006 the Company received nonrefundable upfront and milestone payments of $60 million. On May 7, 2007, the collaboration and commercialization agreement with Forest Laboratories terminated. As a result, the Company reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories and recognized unamortized deferred revenue arising from these payments in the amount of $55 million as revenue.

(2)	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements.  The condensed balance sheet as of September 30, 2007, condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 and related disclosures, respectively, have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 respectively, have been made. These interim results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not indicative of the results that may be expected for the full year ended December 31, 2007. The December 31, 2006 balance sheet and related disclosures were derived from audited financial statements.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments.  Short-term investments are investments purchased with maturities of longer than 90 days held at a financial institution. At September 30, 2007, contractual original maturities of the Company’s short-term investments are two years or less and current weighted average days to maturity is less than six months.

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

Available-for-sale securities are recorded at estimated fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in investment income and other. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis during the three and nine months ended September 30, 2007 and 2006, respectively. The Company’s investments were classified as follows at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

Short-Term Investments:
Available-for-sale securities — recorded at fair value	$14,334	$49,525
Held-to-maturity securities — recorded at amortized cost	47,522	51,951

Total short-term investments	$61,856	$101,476

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	September 30,		December 31,
	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$4,299	$4,306	$9,898	$9,899
U.S. commercial paper	2,489	2,489	8,933	8,924
U.S. bank and corporate notes	7,519	7,539	—	—
Asset-backed securities	—	—	30,701	30,702

	$14,307	$14,334	$49,532	$49,525

Unrealized holding gains and losses on available-for-sale securities as of September 30, 2007 were $32 thousand and $6 thousand, respectively. Unrealized holding gains and losses on available-for-sale securities as of

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 were $5 thousand and $12 thousand, respectively. Net unrealized holding gains or losses are recorded in accumulated other comprehensive income or loss.

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$47,522	$47,480	$42,962	$42,951
Asset-backed securities	—	—	8,989	8,985

	$47,522	$47,480	$51,951	$51,936

Unrealized holding gains and losses on held-to-maturity investments as of September 30, 2007 were $2 thousand and $44 thousand, respectively. Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2006 were $3 thousand and $18 thousand, respectively.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method of transition. Under that transition method, compensation cost recognized after adoption includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company applied an annual forfeiture rate of 4.36% during the three and nine months ended September 30, 2007 and applied an annual forfeiture rate of 6.97% during 2006. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical option exercise behaviors.

For options granted during the nine months ended September 30, 2007, the Company estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. Expected volatility was estimated to be 75%. The weighted average risk-free interest rate was 4.47%, and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.05 years.

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

Employee stock options granted by the Company are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit or related tax asset for share-based compensation arrangements as the Company does not believe, based on its history of operating losses, that it is more likely than not it will realize any future tax benefit from such compensation cost recognized since inception of the Company.

Under SFAS 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense under the Company’s Employee Stock Purchase Plan is calculated based on participant elected contributions and estimated fair values of

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

the common stock and the purchase discount at the date of the offering. See Note 7 for further information on share-based compensation under these plans. Share-based compensation included in the Company’s condensed statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development	$335	$100	$939	$222
Sales, general and administrative	412	224	1,196	476

	$747	$324	$2,135	$698

SFAS No. 123(R) was applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Clinical Trial Expenses.  The Company records clinical trial expenses based on estimates of the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) and other third party vendors associated with its clinical trials. The Company contracts with third parties to perform a range of clinical trial activities in the ongoing development of its product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the achievement of certain defined milestones, the successful enrollment of patients and other events. The objective of the Company’s clinical trial accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. In doing so, the Company relies on information from CROs and its clinical operations group regarding the status of its clinical trials to calculate the accrual for clinical expenses at the end of each reporting period.

Net (Loss) Income Per Share.  Net (loss) income per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net (loss) income per share. Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued or restrictions lifted on restricted stock. The dilutive effect of common stock equivalents such as outstanding stock options, warrants and restricted stock is reflected in diluted net loss per share by application of the treasury stock method.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net (loss) income	$(12,303)	$(5,722)	$24,635	$(19,632)
Preferred stock dividends and accretion	—	(85)	—	(5,391)

	$(12,303)	$(5,807)	$24,635	$(25,023)

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	26,780	25,748	26,696	9,659
Effect of dilutive securities	—	—	968	—

Denominator for diluted earnings per share	26,780	25,748	27,666	9,659

Basic (loss) earnings per share	$(0.46)	$(0.23)	$0.92	$(2.59)

Diluted (loss) earnings per share	$(0.46)	$(0.23)	$0.89	$(2.59)

Potentially dilutive securities representing approximately 3.4 million and 2.4 million shares of common stock for the quarters ended September 30, 2007 and 2006, respectively, and 1.5 million and 2.4 million shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan, restricted stock and shares which would be issued under convertible preferred stock.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The Company is currently producing clinical and commercial grade product in its facilities and through third parties. Prior to filing for regulatory approval of its products for commercial sale, and such approval being assessed as probable, these costs are expensed as incurred to research and development.

Comprehensive (Loss) Income.  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in financial statements. The Company’s comprehensive (loss) income is comprised of its net income or loss and unrealized gains and losses on securities available-for-sale. For the three and nine months ended September 30, 2007 comprehensive loss was $12.3 million and comprehensive income was $24.7 million, respectively. For the three and nine months ended September 30, 2006 comprehensive loss was $5.7 million and $20.1 million, respectively.

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

Based on an analysis of historical equity transactions under the provisions of Section 382 of the Internal Revenue Service Code, the Company believes that ownership changes have occurred at two points since its inception. These ownership changes limit the annual utilization of the Company’s net operating losses in future periods. The Company does not believe that these ownership changes will result in the loss of any of its net operating loss carryforwards existing on the date of each ownership change. The Company’s only significant deferred tax assets are its net operating loss carryforwards. The Company has provided a valuation allowance for its entire net deferred tax asset since its inception as, due to uncertainty as to future utilization of its net operating loss carryforwards, due primarily to its history of operating losses, the Company has concluded that it is more likely than not that a deferred tax asset will not be realized.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At September 30, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income as general and administrative expenses. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2003 to 2006 federal returns remain open to examination and the tax years 2002 to 2006 remain open to examination by other taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements.  In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). The scope of EITF 07-03 is limited to nonrefundable advance payments for goods and

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Company will be required to adopt EITF 07-03 for new contracts entered into in 2008. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

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

(3)	Property and Equipment

Property and equipment at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Equipment	$4,837	$4,760
Furniture and fixtures	828	820
Leasehold improvements	2,214	2,195

	7,879	7,775
Less: accumulated depreciation and amortization	(5,748)	(4,605)

Property and equipment, net	$2,131	$3,170

For the three months ended September 30, 2007 and 2006 depreciation and amortization expense was $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $1.2 million and $1.0 million, respectively.

(4)	Agreement with Forest Laboratories Holdings Limited

In February 2006, the Company entered into a collaboration and commercialization agreement with Forest Laboratories for the commercialization, development and distribution of faropenem medoxomil in the U.S. In October 2006, the Company received a non-approvable letter from the FDA for the NDA it submitted for faropenem medoxomil in December 2005. According to the non-approvable letter, the FDA recommended further clinical studies for all indications included in the NDA, additional microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil. In May 2007, the collaboration and commercialization agreement with Forest Laboratories was terminated. In accordance with the terms of the agreement, following the termination, all of Forest Laboratories’ rights and licenses with respect to faropenem medoxomil have ceased.

The Company received $60 million in upfront and milestone payments from Forest Laboratories during the first quarter of 2006, which the Company was recognizing into revenue through 2020, the then estimated term of the agreement. Effective May 7, 2007, the termination date of the agreement with Forest Laboratories, the Company recognized all remaining deferred revenue related to the upfront and milestone payments, which were non-refundable, of approximately $55 million as revenue in the second quarter of 2007.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

In consideration for the license, in 2003 and 2004 the Company paid Asubio Pharma an initial license fee of ¥400 million ($3.8 million). In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million ($2.1 million) for the first milestone due to Asubio Pharma under this agreement. This amount was expensed to research and development in 2005, and paid in 2006. In February 2006, this milestone payment was increased to ¥375 million (approximately $3.0 million). The increased milestone amount of ¥125 million ($1.1 million) was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of up to ¥375 million (approximately $3.3 million at September 30, 2007) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $10.9 million at September 30, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If the Company terminates its license agreement with Asubio Pharma it will be obligated to pay a termination fee of up to ¥375 million (approximately $3.3 million as of September 30, 2007). Additionally, the Company is responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Asubio Pharma and Nippon Soda Supply Agreement.  Under a separate supply agreement entered into in December 2004 among Asubio Pharma, Nippon Soda and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements for faropenem medoxomil for the U.S. and Canadian markets. At the time of full commercial launch, the Company becomes obligated to purchase minimum quantities of drug substance to be determined initially by the Company and Nippon Soda. If the full commercial launch is delayed, beyond specified dates, the Company becomes obligated to pay escalating annual delay compensation of up to ¥280 million (approximately $2.4 million at September 30, 2007) to Nippon Soda which began to accrue on July 1, 2007. In 2006, upon receiving the non-approvable letter from the FDA, the Company accrued delay compensation under this agreement totaling $0.9 million.

If the Company terminates this agreement by material breach, bankruptcy, abandonment of the development or commercialization of faropenem medoxomil or significant delay in launch, as defined in the agreement, and fails to launch faropenem medoxomil, it is obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million at September 30, 2007) in engineering costs. The Company continues to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjusts its accrual accordingly.

MEDA Supply Agreement.  In 2005, the Company and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil, which was amended as to certain terms in 2006. Beginning in 2006, the Company became obligated

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

to make annual minimum purchases of 300 mg adult tablets from MEDA of €2.3 million (approximately $3.3 million at September 30, 2007). If in any year the Company did not satisfy its minimum purchase commitments, the Company was required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. The Company was required to buy all of its requirements for 300 mg adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $31.4 million at September 30, 2007).

This agreement was amended in March 2006 such that the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remained liable for any shortfall amount in 2006 that may not have been credited against future drug product purchases. In 2006, the Company incurred $1.5 million relating to its portion of the 2006 shortfall in minimum purchases under these agreements. The amount was accounted for as research and development expense in 2006. In May 2007, concurrent with Forest Laboratories termination of its supply agreements with MEDA, the previously suspended provisions in the Company’s agreements with MEDA were no longer suspended and the Company’s obligations with respect to purchase commitments and facility decontamination costs were no longer waived. In April 2007, the Company provided notice to MEDA of its intention to terminate the supply agreement in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. As a result of this notice occurring before the termination date of the Company’s collaboration agreement with Forest Laboratories, and as Forest Laboratories, under the terms of the collaboration agreement, was responsible for supply chain management of faropenem medoxomil, including obligations under the MEDA agreement, through May 7, 2007 (the term of the collaboration agreement), the Company has not accrued for any minimum purchase or termination fees under this agreement. MEDA has indicated that it disputes the Company’s right to terminate the agreement on the basis indicated in its notice of termination. The Company believes that it had the right to terminate the agreement. However, if it is determined that the Company has obligations to MEDA beyond May 7, 2007 under the agreement, then additional costs may be incurred.

The Company has entered into an arrangement with a bank for services related primarily to identifying a licensing partner for its faropenem medoxomil program. Under the terms of the agreement, the Company may incur transaction fees of up to $6 million based on the value of the license transaction as defined.

(6)	Common Stock

The Company’s Certificate of Incorporation, as amended and restated on July 3, 2006, authorizes the Company to issue 105,000,000 shares of $0.001 par value stock which is comprised of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote on each matter properly submitted to the stockholders of the Company for their vote. The holders of common stock are entitled to receive dividends when and as declared or paid by the board of directors, subject to prior rights of the Preferred Stockholders, if any.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock options outstanding at September 30, 2007, changes during the period, and options exercisable at September 30, 2007 are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In millions)

Options outstanding at January 1, 2007	2,068	$4.10
Granted	1,042	5.35
Exercised	(19)	1.72
Forfeited	(22)	7.50

Options outstanding at March 31, 2007	3,069	4.51	9.10	$3.2

Granted	93	5.50
Exercised	(20)	0.74
Forfeited	(40)	9.08

Options outstanding at June 30, 2007	3,102	4.51	8.89	$4.0

Granted	10	5.40
Exercised	(10)	1.50
Forfeited	(25)	5.04

Options outstanding at September 30, 2007	3,077	4.52	8.64	$6.0

Options exercisable at September 30, 2007	690	$3.30	7.94	$2.2

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Additional information regarding outstanding stock options as of September 30, 2007 is presented below (in thousands, except for exercise price and weighted average data):

	Stock Options
	Outstanding
		Weighted
		Average		Stock Options
		Remaining		Exercisable
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$0.49	21	5.29	$0.49	21	$0.49
0.61	420	7.33	0.61	236	0.61
1.32	37	8.02	1.32	20	1.32
3.19	879	8.31	3.19	242	3.19
4.87	6	9.31	4.87	—	—
5.20	189	8.44	5.20	68	5.20
5.35	1,006	9.44	5.35	—	—
5.40	11	9.84	5.40	—	—
5.46	57	9.61	5.46	—	—
5.54	28	9.61	5.54	—	—
5.71	8	9.72	5.71	—	—
6.18	32	9.21	6.18	—	—
8.97	160	8.62	8.97	55	8.97
9.00	26	9.01	9.00	6	9.00
9.38	16	9.03	9.38	—	—
9.51	14	9.04	9.51	—	—
9.64	50	9.04	9.64	—	—
9.82	2	8.94	9.82	—	—
10.00	95	8.76	10.00	36	10.00
10.03	20	8.88	10.03	6	10.03

	3,077		$4.52	690	$3.30

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $2.78 per share and $2.75 per share, respectively, and for the three and nine months ended September 30, 2006 was $3.59 per share and $2.49 per share, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $45 thousand and $0.2 million, respectively, and during the three and nine months ended September 30, 2006 was $15 thousand and $0.5 million, respectively.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted shares is presented below (in thousands):

Non-vested shares outstanding at January 1, 2007	400
Restricted stock granted	13
Restricted stock cancelled	(20)
Shares vested upon release of restrictions	(124)

Non-vested shares outstanding at September 30, 2007	269

The purchase price of restricted shares which vested during the nine months ended September 30, 2007 was $0.1 million. As of September 30, 2007, restrictions on 145,288 of these shares will be released at an accelerated rate if a new drug application for faropenem medoxomil is approved by the FDA.

Stock Based Compensation — Stock Options.  During the three and nine months ended September 30, 2007, the Company recognized $0.7 million and $2.0 million of stock based compensation for employee awards, respectively. During the three and nine months ended September 30, 2006, the Company recognized $0.3 million and $0.7 million of stock based compensation for employee awards, respectively. As of September 30, 2007, the Company had $3.3 million of total unrecognized compensation costs (net of expected forfeitures) from options granted under the Option Plan to be recognized over a weighted average remaining period of approximately 1.62 years.

Employee Stock Purchase Plan.  The Company has reserved 305,872 shares of common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the Board of Directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, 90,247 shares have been issued pursuant to the Purchase Plan. The Company recognized $41 thousand in share-based compensation expense under SFAS No. 123(R) related to the Purchase Plan during the three months ended September 30, 2007 and $0.2 million during the nine months ended September 30, 2007. The Company recognized $20 thousand during each of the three and nine months ended September 30, 2006.

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

Due to the recognition of previously deferred revenue upon the termination of the collaboration agreement with Forest Laboratories, the Company has reported net income for the nine months ended September 30, 2007. The Company has recorded no provision of income taxes due to the availability of net operating loss carryforwards to fully offset tax obligations on net income reported for the nine months ended September 30, 2007.

The Company has concluded that net income reported for the nine months ended September 30, 2007 does not provide significant evidence that the Company’s net deferred tax assets at September 30, 2007, on a more likely than not basis will be realized in future periods. Such assessment is due primarily to the Company’s history of operating losses.

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

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to co-develop and co-market faropenem medoxomil in the U.S. Under this agreement, we received upfront and milestone payments totaling $60 million in 2006. On May 7, 2007, Forest Laboratories exercised its right to terminate this agreement. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and all amounts received by us under the agreement are non-refundable. Due to the termination of our Forest Laboratories collaboration agreement, our prospects for near term future revenues are substantially uncertain. We are currently seeking a new partner for the development and commercialization of faropenem medoxomil and currently intend to use our cash, cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. Until we have a partner for the faropenem medoxomil adult program, which cannot be assured, we plan to limit our faropenem medoxomil adult clinical activities to the ongoing Phase III placebo-controlled clinical trial for the treatment of acute exacerbation of chronic bronchitis and planning and initiation for additional clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia.

We have completed a Phase II clinical trial for an oral suspension formulation of faropenem medoxomil among pediatric patients with acute otitis media. The study of over 300 pediatric patients examined four different doses of faropenem medoxomil, administered twice daily as an oral suspension, and demonstrated a dose response in bacteriological eradication. All doses examined were well tolerated. The trial included a double tap design where middle ear fluid is obtained both prior to and during treatment then submitted for culture. These cultures provide microbiologic documentation of faropenem’s effectiveness in eradicating bacteria from the middle ear fluid. We believe that these study results will provide us the information to permit dose selection in future Phase III clinical trials. In order to advance the faropenem medoxomil oral suspension program for pediatric patients to Phase III testing we have sought additional discussion on clinical trial design from the FDA. A meeting of the Anti-Infective Drugs Advisory Committee scheduled for the second quarter of 2007 to discuss clinical trial design for treatment of acute otitis media and other topics related to pediatric development of faropenem medoxomil was postponed by the FDA, pending completion of the FDA’s Division of Scientific Investigation (DSI) reviews of certain clinical sites included in the 2005 NDA for faropenem medoxomil. Phase III clinical trials of our oral suspension formulation of faropenem medoxomil for treatment of otitis media in pediatric patients are not expected to commence until DSI has completed its ongoing reviews and we have reached an understanding with the FDA on clinical trial design and other matters related to the treatment of acute otitis media in pediatric patients.

Our second product candidate, REP8839, has exhibited promising activity in pre-clinical studies against S. aureus, including methicillin resistant S. aureus or MRSA, and mupirocin resistant strains of S. aureus. We are developing REP8839 for topical treatment of skin and wound infections. Our initial target indication will be impetigo, one of the most common skin infections among children. We submitted an investigational new drug, or IND, application for the clinical development of REP8839 in May 2006 and announced results from three Phase I clinical trials in September 2007. The results of the Phase I trials show that topically applied REP8839 appears safe, well tolerated and associated with low systemic exposure, or drug absorption into the bloodstream, which is desirable for a topical antibiotic treatment. Based on these results, we plan to initiate Phase II trials of REP8839 in children with impetigo by the end of this year.

We are also developing REP3123, our investigational narrow spectrum antibacterial agent, to treat Gram-positive Clostridium difficile, or C. difficile, bacteria and C. difficile-associated disease, or CDAD. C. difficile is a bacterium that causes diarrhea and other intestinal conditions, such as colitis, and is a major cause of morbidity among the elderly and hospitalized patients. People generally contract CDAD through the ingestion of C. difficile spores after coming into contact with a contaminated item or surface. These spores then grow and multiply in the digestive tract. In in vitro preclinical studies, REP3123 displayed an ability to inhibit growth of the C. difficile bacterium and prevent the bacterium from forming the spores that allow it to be spread from person to person, but without inhibiting other key organisms that are essential for normal intestinal functioning. In preclinical studies, REP3123 also exhibited signs it may be able to stop the production of destructive intestinal toxins caused by C. difficile bacteria. These results suggest that REP3123 has the potential to reduce CDAD outbreak and relapse rates through reducing the presence of C. difficile spores and reduce the severity of, or possibly even prevent, CDAD through inhibiting the growth of or stopping production of toxins caused by C. difficile bacteria.

Further, we are pursuing the development of other novel anti-infective products based on our own research efforts. We have developed assays that identify compounds that inhibit bacterial DNA replication. The compounds may be useful to treat bacterial infections.

We have incurred significant operating losses since our inception on December 6, 2000, and, as of September 30, 2007, we had an aggregate net loss of $75.7 million and accumulated net loss attributable to common stockholders of $94.1 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments received from Forest Laboratories under our former collaboration and commercialization agreement. Although we reported net income for the nine months ended September 30, 2007 as a result of the termination of our agreement with Forest Laboratories, as discussed below, we expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Former Collaboration with Forest Laboratories

In February 2006, we entered into a collaboration and commercialization agreement with Forest Laboratories to be our exclusive partner for the development and marketing of faropenem medoxomil in the U.S. On May 7, 2007, Forest Laboratories exercised its right to terminate this agreement. The termination followed issuance in October 2006 of a non-approvable letter by the FDA for our NDA for faropenem medoxomil. As a result, we reacquired all rights to faropenem medoxomil previously granted to Forest Laboratories. There were no penalty fees incurred by either us or Forest Laboratories in connection with the termination of the agreement and no amounts previously received by us under the agreement are refundable. We received $60 million in upfront and milestone payments from Forest Laboratories during the period of our collaboration. For the initial 90 days of the transition period, which ended on May 7, 2007, the terms and conditions of the collaboration agreement remained in effect, including Forest Laboratories’ obligations to reimburse us for the majority of ongoing direct development and commercial costs for faropenem medoxomil, as defined. We agreed with Forest Laboratories that such reimbursement would exclude costs incurred to reinitiate our clinical trial among patients with acute exacerbation of chronic bronchitis.

In accordance with our revenue recognition policy for upfront and milestone payments received under collaboration and commercialization agreements, we had recognized revenue in prior periods for the payments received from Forest Laboratories on a straight-line basis over a period of approximately 15 years, which was the estimated period of benefit. These upfront and milestone payments received are non-refundable. As no further obligations exist beyond the termination date of May 7, 2007, we recognized the remaining unamortized deferred upfront and milestone fees of approximately $55 million as revenue on that date. We also received reimbursements from Forest Laboratories for research and development and sales and marketing activities during 2007. These amounts have been recorded as revenue. This treatment reflected our role as principal in these transactions whereby we were responsible for selecting vendors, performing significant duties and bearing credit risk.

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue.  We recognized no revenue during the third quarter of 2007 compared to $3.7 million for the third quarter of 2006. Revenue recognized during the third quarter of 2006 included $1.1 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received from Forest Laboratories under our former collaboration agreement, and $2.6 million of contract revenue for funded activity under our former collaboration and commercialization agreement with Forest Laboratories.

Research and Development Expense.  Research and development expenses were $10.7 million for the third quarter of 2007 as compared to $7.2 million for the third quarter of 2006. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Three Months
	Ended
	September 30,		Change
	2007	2006	$	%

Faropenem medoxomil	$6,863	$3,652	$3,211	88%
REP8839	1,231	1,942	(711)	(37)%
Other research and development	2,557	1,583	974	62%

	$10,651	$7,177	$3,474	48%

Costs to support our faropenem medoxomil program were $3.2 million higher in the third quarter of 2007 as compared to the third quarter of 2006 primarily reflecting increased external clinical trial activity of $3.6 million. Research and development activities in the third quarter of 2007 were focused on the ongoing Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis (AECB) as well as planning and implementation activities in preparation for potential future Phase III clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia. Research and development activities in the third quarter of 2006 were focused on the AECB clinical trial as well as the Phase II clinical trial in pediatric patients with acute otitis media which results were reported in the first quarter of 2007.

Costs to support our REP8839 program in the third quarter of 2007 decreased by $0.7 million as compared to the third quarter of 2006 primarily reflecting decreased clinical development costs of $0.7 million as we completed three Phase I clinical trials for this compound in the first quarter of 2007.

In the third quarter of 2007, other research and development costs increased by $1.0 million as compared to the third quarter of 2006 as our research and development personnel increased their work in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. Although we are currently focused primarily on faropenem medoxomil for the treatment of community-acquired respiratory tract infections, acute bacterial sinusitis, community-acquired pneumonia and have commenced the clinical trials program for an oral liquid formulation of faropenem medoxomil for treatment of acute otitis media in pediatric patients, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the guidance we receive through meetings with the FDA regarding each intended indication for faropenem medoxomil and the scientific and clinical success of each of our product candidates.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.0 million for the third quarter of 2007, as compared to $3.9 million for the third quarter of 2006. In the third quarter of 2006 we incurred incremental relocation costs of $0.6 million and market research costs of $0.7 million primarily related to the faropenem medoxomil program. These costs were partially offset by increased share-based compensation of $0.2 million in the third quarter of 2007.

Investment Income and Other, net.  Investment income and other was $1.3 million for the third quarter of 2007, as compared to $1.6 million for the third quarter of 2006. The decrease was primarily due to higher overall cash invested in 2006 following receipt of $44.5 million in net proceeds from our initial public offering completed in the third quarter of 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue.  Revenue was $58.6 million for the first nine months of 2007 as compared to $10.6 million for the first nine months of 2006. Revenue recognized during 2007 includes $56.2 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received from Forest Laboratories under our former collaboration agreement. This compares to $2.8 million recognized during the first nine months of 2006. Prior to the effective date of termination of our agreement with Forest Laboratories, the upfront and milestone payments were being recognized in our financial statements as revenue over the estimated period of performance of approximately 15 years. Revenue recognized during the first nine months of 2007 also includes $2.4 million of contract revenue for funded activity under our former collaboration and commercialization agreement with Forest Laboratories as compared to $7.8 million recognized during the first nine months of 2006.

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

Research and Development Expense.  Research and development expenses were $28.5 million for the first nine months of 2007 as compared to $25.3 million for the first nine months of 2006. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Nine Months Ended
	September 30,		Change
	2007	2006	$	%

Faropenem medoxomil	$17,808	$14,519	$3,289	23%
REP8839	3,855	6,275	(2,420)	(39)%
Other research and development	6,799	4,493	2,306	51%

	$28,462	$25,287	$3,175	13%

Costs to support our faropenem medoxomil program were $3.3 million higher in the first nine months of 2007 as compared to the first nine months of 2006 primarily reflecting increased external clinical trial activity of $5.2 million. This increase was partially offset by $1.1 million in additional expenses incurred under our license agreement with Daiichi Asubio in 2006 and $0.5 million in additional preclinical research expenses incurred in 2006. Research and development activities in the first nine months of 2007 were focused on the ongoing Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis (AECB) as well as planning and implementation activities in preparation for potential future Phase III clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia. Research and development activities in the first nine months of 2006 were focused on the AECB clinical trial as well as the Phase II clinical trial in pediatric patients with acute otitis media which results were reported in the first quarter of 2007.

Costs to support our REP8839 program decreased by $2.4 million in the first nine months of 2007 as compared to the first nine months of 2006. In 2006, we incurred $1.5 million under our purchase agreement with GlaxoSmithKline PLC following the filing of our IND related to REP 8839 with the FDA in the second quarter of 2006. Clinical and preclinical research expenses also decreased by $0.9 million during the first nine months of 2007.

In the first nine months of 2007, other research and development costs increased by $2.3 million as compared to the first nine months of 2006 as our research and development personnel increased their work in support of our expanded development activities specifically related to our C. difficile and DNA replication inhibitors programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.8 million for the first nine months of 2007, as compared to $8.7 million for the first nine months of 2006. The increase was primarily due to increased personnel and related costs of $0.8 million which resulted from additional staff required to support our commercial, business development and finance operations as well as $0.7 million for share-based compensation expense. We also incurred $1.1 million in additional legal, accounting, insurance and other professional costs related to compliance and other obligations associated with being a public company. We completed our initial public offering in July 2006. These increases were partially offset by reduced marketing expenses primarily related to our faropenem medoxomil program of $0.9 million.

Investment Income and Other, net.  Investment income and other was $4.3 million for the first nine months of 2007, as compared to $3.7 million for the first nine months of 2006. The increase was primarily due to other expense charges recorded in 2006 to adjust the fair value of preferred stock warrants and foreign currency denominated payables.

Income Taxes.  We recorded zero tax provision for the first nine months of 2007 due to net operating loss carryforwards being available to fully offset estimated taxable income in 2007, and our expectations of future losses.

Liquidity and Capital Resources

As of September 30, 2007, we had $101.7 million in cash, cash equivalents and short-term investments. We have experienced significant operating losses since our inception in 2000 and as of September 30, 2007 we had an accumulated deficit of $92.3 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our former collaboration and commercialization agreement totaling $74.6 million and net proceeds received from our initial public offering of $44.5 million.

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

In 2004, we entered into a license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan which was modified in December 2005. Under the modified license agreement we are further obligated to future payments of up to ¥375 million (approximately $3.3 million as of September 30, 2007) upon filing of a new NDA at a higher dose of faropenem medoxomil than was studied in the prior NDA and up to ¥1,250 million (approximately $10.9 million as of September 30, 2007) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Asubio Pharma we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.3 million as of September 30, 2007). Additionally, we are responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Under a supply agreement entered into in December 2004 between Asubio Pharma, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the faropenem medoxomil active pharmaceutical ingredient. During the three years following placement of an initial purchase order by us with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of an approved faropenem medoxomil drug has been delayed, we are obligated for escalating delay compensation to Nippon Soda of up to ¥280 million (approximately $2.4 million as of September 30, 2007) per year, which commences on July 1, 2007. If we terminate the faropenem medoxomil program, under certain circumstances, we may be obligated to reimburse Nippon Soda for up to ¥65 million (approximately $0.6 million as of September 30, 2007) in engineering costs. Based on the non-approvable letter we received from the FDA in October 2006, we determined that we would incur delay compensation under this agreement, and recorded such amount, totaling approximately $0.9 million, in 2006. We continue to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjust our accrual accordingly.

In April 2005, we entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil with MEDA, which was amended in March 2006. Beginning in 2006, we became obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3.3 million as of September 30, 2007). If in any year we have not satisfied this minimum purchase commitment, we were required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, would have been credited against future drug product purchases. We were required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceeded €22 million (approximately $31.4 million at September 30, 2007). Upon termination of the agreement, under certain circumstances, we would have been obligated to pay up to €1.7 million (approximately $2.4 million as of September 30, 2007) in facility decontamination costs incurred by MEDA. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under our agreement with Forest Laboratories, we remained responsible for any shortfall amount in 2006 that may not be credited against future drug product purchases. Based on the non-approvable letter we received from the FDA in October 2006, we incurred expenses of $1.5 million under these agreements in 2006. In May 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreement with MEDA, all previously suspended provisions in our direct agreement with MEDA are no longer suspended. In April 2007, we provided MEDA notice of termination of the supply agreement in accordance with the terms of the agreement as future clinical testing of faropenem medoxomil for adults is to be conducted using 600 mg tablets. As a result of this termination occurring before the termination date of our agreement with Forest Laboratories, we have not accrued for any minimum purchase or termination fees under this agreement. Supply chain obligations, including fees that may arise from this agreement with MEDA, incurred through May 7, 2007 are the responsibility of Forest Laboratories under the commercialization and collaboration agreement. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe that we had the right to terminate the agreement. However, if it is determined that we have obligations to MEDA beyond May 7, 2007 under the agreement, then we may incur additional costs. Consistent with our position that we had the right to terminate this agreement and that Forest Laboratories is responsible for all supply chain obligations, we have not accrued for any minimum purchase or termination fees under this agreement.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, contingent assets and liabilities revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in Note 2 of Notes to Condensed Financial Statements included elsewhere in this quarterly report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Clinical Trial Expenses.  We record clinical trial expenses based on estimates of the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) and other third party vendors associated with our clinical trials. We contract with third parties to perform a range of clinical trial activities in the ongoing development of our product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the achievement of certain defined milestones, the successful enrollment of patients and other events. The objective of our clinical trial accrual policy is to match the recording of expenses in our financial statements of the actual services received and efforts expended. In doing so, we rely on information from CROs and our clinical operations group regarding the status of our clinical trials to calculate our accrual for clinical expenses at the end of each reporting period. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

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

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 4.36% during the first nine months of 2007. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives (net of forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from historical exercise behavior.

During the first nine months of 2007, we estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 4.47% and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 3.05 years.

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

Deferred Tax Asset Valuation Allowance.  In establishing an allowance on the valuation of our deferred tax assets we are required to make significant estimates and judgments about our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on utilization primarily of net operating losses and tax credits. We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of our deferred tax asset will not be realized. Although we reported net income for the three and nine months ended September 30, 2007 as a result of the termination of our agreement with Forest Laboratories, we expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets since inception due to uncertainties related to our ability to realize deferred tax assets in the foreseeable future. See Note 8 to our condensed financial statements.

Recent Accounting Pronouncements

In September 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-03). The scope of EITF 07-03 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. We are required to adopt EITF 07-03 for new contracts entered into in 2008. We do not expect that the adoption of EITF 07-03 will have a material effect on our financial position or results of operations.

The EITF has one issue currently under consideration that may impact us. EITF 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. A draft consensus has been issued and released for comment. We will continue to monitor the development of this EITF issue and evaluate the impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to our cash, cash equivalents, and marketable securities. We have attempted to minimize risk by investing in quality financial instruments primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of two years. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including U.S. government and mortgage backed securities, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of September 30, 2007 included liquid money market accounts. The securities in our investment portfolio are classified as available-for-sale and held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

If we do not receive regulatory approval for faropenem medoxomil and we are not able to commercialize faropenem medoxomil, we will not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our first NDA to the FDA for use of faropenem medoxomil in four adult clinical indications. In October 2006, the FDA issued a non- approvable letter for all four indications in our NDA and recommended further clinical studies and microbiologic evaluation for all indications. Additionally, the FDA advised us that the Division of Scientific Inspections had to complete their inspections of certain clinical trials sites that participated in the clinical trials included in the NDA. We are in the planning stages with respect to our faropenem medoxomil clinical trials program. Further clinical development of faropenem medoxomil for any indications will require us to complete additional and more extensive clinical trials, which will be costly and time consuming. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. However, we expect that at least two to three years will be required to complete additional clinical trials. If we continue our clinical development program for faropenem medoxomil, we may not obtain necessary approvals from the FDA even if our trials demonstrate the effectiveness of faropenem medoxomil for any indication. The data we collect from any additional clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of faropenem medoxomil, in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for faropenem medoxomil, we will have fewer resources to devote to the research and development of other potential product candidates and development stage programs. If we decide to terminate any further development of faropenem medoxomil, we will be dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for faropenem medoxomil. All of our other existing product candidates and development stage programs are in Phase I clinical development or preclinical development.

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

In order to secure a strategic partner to develop and commercialize our product candidates, we may be required to relinquish valuable rights to our potential products or proprietary technologies. If we are able to identify and reach agreement with collaborators for our product candidates, those relationships will be subject to a number of risks, including:

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

In the non-approval letter we received in October 2006, the FDA indicated that it recommends conducting additional large-scale clinical trials at alternate doses for all indications covered by our NDA, including superiority designed studies, which will be costly, difficult and time consuming to conduct. All efficacy studies upon which our NDA was based were designed as non-inferiority studies. In addition, dosages used in these studies were determined by the prior licensee of faropenem medoxomil, Bayer. Historically, the FDA and foreign regulatory authorities have not required superiority studies, such as placebo-controlled clinical trials, for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic and it must be shown that the drug product candidate is not less effective than the approved treatment within a defined non-inferiority margin. In a superiority study, a drug candidate is compared either with an approved antibiotic treatment or placebo and it must be shown that the drug candidate is more effective than the approved treatment or placebo, as the case may be. Although the FDA has indicated that superiority designed trials will be required for some indications, there is no approved formal guidance on the design of these studies and we are uncertain at this time as to exactly what types of trials will be required.

Conducting placebo-controlled trials for antibiotics can be time consuming and expensive and can be difficult to complete. Institutional review boards may not grant approval for placebo-controlled trials because of ethical concerns about denying some participating patients access to any antibiotic therapy during the course of the trial. It may be difficult to enroll patients in placebo-controlled trials even if institutional review board approval is obtained because certain patients would receive no therapy during the course of the trial. Although we are currently conducting a placebo-controlled trial for acute exacerbation of chronic bronchitis, we have not completed any placebo-controlled trials for faropenem medoxomil for any indications. We may not be able to show a statistically significant advantage over placebo or another control treatment in any trials that we are able to complete. These factors could delay for several years or ultimately prevent commercialization of faropenem medoxomil for any indications for which the FDA requires superiority designed trials. Demonstration of superiority of a drug candidate over an approved antibiotic is likely to be difficult and require a large number of patients because clinical success rates for most approved antibiotics that would serve as appropriate comparisons are high, typically 70% to 90%.

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

The development of faropenem medoxomil for pediatric use is an important part of our current business strategy. We have developed a prototype oral liquid formulation, completed a Phase II clinical trial in acute otitis media (middle ear infection) and are considering conducting future studies in acute otitis media and tonsillitis/pharyngitis. Our ability to successfully develop and market this product candidate for pediatric use is subject to various risks, including the following:

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

All of the Phase III clinical trials of faropenem medoxomil included in our NDA submitted in December 2005 were conducted using a 300 mg, twice per day, dose. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. If the incidence of adverse events from use of faropenem medoxomil at the 600 mg, twice per day, dose is significantly higher than that observed in completed clinical studies at the 300 mg, twice per day, dose we may not be able to generate future revenue from faropenem medoxomil.

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem medoxomil. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II study conducted in 2005. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose for five day treatment course was compared to a 300 mg, twice per day, dose seven day treatment courses in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. If there is an increased level of adverse events observed for faropenem medoxomil 600 mg, twice per day as compared to 300 mg, twice per day, it will likely reduce future potential product revenue from faropenem medoxomil.

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

We have experienced significant operating losses since our inception in December 2000. At September 30, 2007, we had an accumulated deficit of approximately $92 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the October 2006 FDA non-approval letter for our December 2005 NDA for faropenem medoxomil and the termination of our Forest Laboratories collaboration agreement in May 2007, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable on a sustainable basis.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of faropenem medoxomil and other product candidates, or continue our research and development programs.

Our operations have consumed substantial amounts of cash since inception. We currently expect to spend substantial amounts to:

•	complete the clinical development of faropenem medoxomil and REP8839;

•	continue our research and development programs;

•	license or acquire additional product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval, including building our own sales force to address certain markets.

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

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. If we decide to pursue additional large scale clinical trials for faropenem medoxomil or if our other product candidates advance into full scale clinical trials, we may not have the capability to manufacture quantities of faropenem medoxomil or such other product candidates for our clinical trials. We originally engaged Nippon Soda and MEDA as our sole suppliers of faropenem medoxomil drug substance and faropenem medoxomil tablets, respectively. Pursuant to the terms of our former collaboration agreement with Forest Laboratories, Forest Laboratories had agreed to assume responsibility for supply chain management for faropenem medoxomil and entered into a direct relationship with both Nippon Soda and MEDA as its sole supplier of faropenem medoxomil drug substance. However, following termination of our agreement with Forest Laboratories, the Nippon Soda and MEDA obligations reverted directly to us. Further, in connection with our determination that future clinical development of faropenem medoxomil would be completed using the 600 mg tablet as compared to the 300 mg tablet used in the clinical trials included in the December 2005 NDA for which the FDA issued a non-approval letter in April 2007, we notified MEDA that we would terminate the agreement to manufacture 300 mg tablets. We are contractually bound to purchase all of our requirements for bulk drug substance from Nippon Soda and expect Nippon Soda will be the sole supplier of faropenem medoxomil drug substance for the foreseeable future. Nippon Soda may terminate this supply agreement for a number of reasons, such as:

•	an uncured material breach of the supply agreement by us;

•	our liquidation or insolvency;

•	in some circumstances, following a change of control; or

•	our failure to notify Nippon Soda of a launch go date, as defined, for faropenem medoxomil in the U.S. and Canada by July 1, 2009.

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

Also, recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals and more stringent product labeling requirements. Further, the FDA has been granted new authority to require additional clinical trials of license holders of pharmaceutical products, including post approval clinical trials, and modify previously approved product labels under the FDA Amendments Act of 2007 that was enacted September 2007. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Kenneth Collins, our President and Chief Executive Officer, Roger Echols, M.D., our Chief Medical Officer, Peter Letendre, Pharm. D., our Chief Commercial Officer, and Nebojsa Janjic, Ph.D., our Chief Scientific Officer. The loss of services of any of Mr. Collins, Dr. Echols, Dr. Letendre or Dr. Janjic or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. In addition, we only recently formed our clinical and regulatory group, the services of which we highly depend upon to conduct our clinical programs and obtain regulatory approvals.

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

Between February 6, 2007 and May 7, 2007, we operated under the termination provisions of our collaboration agreement with Forest Laboratories. On April 27, 2007, under the termination provisions of our agreement with Forest Laboratories, we terminated our agreement with MEDA for the manufacture of 300 mg tablets of faropenem medoxomil. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe we have acted in accordance with the terms of these and other commercial agreements. However, if it is determined that we have obligations to MEDA beyond May 7, 2007 under the agreement, then we may incur additional costs. Consistent with our position that we had the right to terminate this agreement and that Forest Laboratories is responsible for all supply chain obligations through May 7, 2007, we have not accrued for any minimum purchase or termination fees under this agreement.

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

Asubio Pharma owns a portfolio of patents related to faropenem compounds, including the faropenem parent compound, medoxomil and other faropenem prodrugs. We have licensed from Asubio Pharma the patents to faropenem medoxomil and other faropenem prodrugs. These patents may not prevent competitors from developing other faropenem drugs that are not covered by the Asubio Pharma patents. Beginning in 2008, when the Asubio Pharma patents related to the faropenem parent compound expire, competitors may submit NDAs seeking approval of antibiotics containing the faropenem parent compound as the active ingredient. These applications would have to contain full reports of safety and efficacy data conducted by or for the applicants and could not in any way rely upon the safety and efficacy data utilized in the approval of faropenem medoxomil. In addition, as early as four years after the approval of a faropenem medoxomil NDA, if any, competitors could also file NDA’s seeking approval of faropenem drugs that would likely require the applicant to conduct clinical trials in order to bring the product to market in the U.S., though the FDA may allow the applicant to rely in part on the FDA’s prior findings of safety and efficacy of faropenem medoxomil.

If product liability lawsuits are successfully brought against us or any future collaboration partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. We have agreed to indemnify Nippon Soda from product liability claims under our commercial arrangement. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have global clinical trial liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

We are a small company with 82 employees as of September 30, 2007. As our development and commercialization plans and strategies develop, we may need to either expand or reduce the size of our employee base for managerial, operational, sales, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any restructuring activity could result in disruption to our business, adversely affect the morale of our employees and make it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

As of September 30, 2007, we have exclusively licensed from Asubio Pharma two issued U.S. patents, one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a prodrug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Asubio Pharma. Although Asubio Pharma has agreed to cooperate with us in such efforts, if requested, we cannot be assured that Asubio Pharma would devote sufficient efforts to cooperate with us in these circumstances.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. Further, certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies that were perceived to be operating sub-optimally due to governance or strategic related disagreements with such stockholders. Our stock price decreased significantly following our announcement that the FDA had issued a non-approvable letter for our lead product candidate, faropenem medoxomil. If we face such litigation or stockholder activism efforts due to this development or any future development affecting us, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-

change income may be limited. We believe that, based on an analysis of historical equity transactions under the provisions of Section 382, ownership changes have occurred at two points since our inception. These ownership changes will limit the annual utilization of our net operating losses in future periods. We do not believe, however, that these ownership changes will result in the loss of any of our net operating loss carryforwards existing on the date of each of the ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and such changes may result in the loss of net operating loss carryforwards on such ownership change date.

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

Recent Sales of Unregistered Equity Securities.

None.

Use of Proceeds from the Sale of Registered Securities.

After deducting expenses of the initial public offering of our common stock in 2006 pursuant to our Registration Statement on Form S-1 (Reg. No. 333-133021) declared effective by the Securities and Exchange Commission on June 28, 2006 (the “Offering”), we received net offering proceeds of approximately $44.5 million. As of September 30, 2007, we have fully used the net proceeds of the Offering to fund our operations, including clinical trials related to faropenem medoxomil, clinical trials related to REP8839, activities related to the development of our preclinical product candidates, and general corporate purposes.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases Of Equity Securities.

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	That may Yet be
	Total Number of		Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

9/18/07	12,904	(1)	$1.32	None	Not Applicable
9/27/07	237	(2)	$5.93	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

(2)	Shares acquired in payment of tax liabilities pursuant to the partial vesting of a restricted stock award issued to an Employee under our 2006 Equity Incentive Plan. The tax liabilities were paid in October 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: November 7, 2007

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.