Form 10-Q
period 2008-03-31
REPLIDYNE INC
filed 2008-05-09
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common Stock, $.001 par value per share	27,090,485 shares

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	par value)

ASSETS
Current assets:
Cash and cash equivalents	$51,825	$43,969
Short-term investments	26,311	46,297
Prepaid expenses and other current assets	1,518	2,429

Total current assets	79,654	92,695
Property and equipment, net	1,677	1,905
Other assets	86	90

Total assets	$81,417	$94,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,105	$12,255

Total current liabilities	8,105	12,255
Other long-term liabilities	25	31

Total liabilities	8,130	12,286

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000 shares; issued 27,090 and 27,085 shares; outstanding 27,063 and 27,077 shares at March 31, 2008 and December 31, 2007, respectively	27	27
Treasury stock, $0.001 par value; 28 and 8 shares at March 31, 2008 and December 31, 2007, respectively, at cost	(1)	(1)
Additional paid-in capital	191,283	191,570
Accumulated other comprehensive income	224	96
Accumulated deficit	(118,246)	(109,288)

Total stockholders’ equity	73,287	82,404

Total liabilities and stockholders’ equity	$81,417	$94,690

See notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenue	$—	$2,925

Costs and expenses:
Research and development	7,618	9,446
Selling, general and administrative	1,952	3,536

Total costs and expenses	9,570	12,982

Loss from operations	(9,570)	(10,057)
Investment income and other, net	612	1,505

Net loss	$(8,958)	$(8,552)

Net loss per share — basic and diluted	$(0.33)	$(0.32)

Weighted average common shares outstanding — basic and diluted	27,018	26,621

See notes to condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(8,958)	$(8,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	419
Stock-based compensation	(392)	504
Discounts and premiums on short-term investments	61	525
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	—	2,429
Prepaid expenses and other current assets	911	453
Other assets	4	(17)
Accounts payable and accrued expenses	(4,031)	(520)
Deferred revenue	—	(1,013)
Other long-term liabilities	(6)	(6)

Net cash used in operating activities	(12,180)	(5,778)

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(3,547)	—
Purchases of short-term investments classified as held-to-maturity	(1,453)	—
Maturities of short-term investments classified as available-for-sale	2,500	37,067
Maturities of short-term investments classified as held-to-maturity	22,554	33,934
Acquisitions of property and equipment	(7)	(297)
Proceeds from sale of property and equipment	3	—

Net cash provided by investing activities	20,050	70,704

Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	3	32
Purchase of unvested restricted stock from employees	(17)	—

Net cash provided by (used in) financing activities	(14)	32

Net increase in cash and cash equivalents	7,856	64,958
Cash and cash equivalents:
Beginning of period	43,969	24,091

End of period	$51,825	$89,049

See notes to condensed financial statements.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)	Business and Organization

Replidyne, Inc. (Replidyne or the Company) is a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products. The Company’s most advanced product candidate, faropenem medoxomil, is a novel oral community antibiotic for which the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in December 2005 for treatment of acute bacterial sinusitis, community-acquired pneumonia, acute exacerbation of chronic bronchitis, and uncomplicated skin and skin structure infections in adults. In October 2006, the FDA issued a non-approvable letter for the NDA. According to the non-approvable letter, the FDA recommends further clinical studies for all indications included in the NDA, additional microbiologic confirmation and consideration of alternate dosing of faropenem medoxomil. Until the Company has secured a partner for the faropenem medoxomil program, which cannot be assured, it does not plan to initiate further clinical trials of faropenem medoxomil.

The Company’s research and development product pipeline also includes REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile-associated disease (CDAD), and bacterial DNA replication inhibitor technology.

The Company’s operating strategy includes identifying a partner for the development and commercialization of faropenem medoxomil and pursuing strategic alternatives intended to augment its research and development pipeline, both of which cannot be assured. In pursuing this operating strategy, the Company expects to consider strategic alternatives that could involve a merger or acquisition of some or all of its assets and could reduce its current focus on the development of anti-infective product candidates.

(2)	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements.  The condensed balance sheet as of March 31, 2008, condensed statements of operations and cash flows for three months ended March 31, 2008 and 2007, and related disclosures, respectively, have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been made. These interim results of operations for the three months ended March 31, 2008 and 2007 are not indicative of the results that may be expected for the full year ended December 31, 2008. The December 31, 2007 balance sheet and related disclosures were derived from audited financial statements.

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

Short-Term Investments.  Short-term investments are investments purchased with maturities of longer than 90 days held at a financial institution. At March 31, 2008, contractual original maturities of the Company’s short-term investments were less than two years for investments classified as available-for-sale and

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

less than nine months for investments classified as held-to-maturity. At March 31, 2008, the current weighted average days to maturity was less than seven months for investments classified as available-for-sale and less than three months for investments classified as held-to-maturity.

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

Available-for-sale securities are recorded at estimated fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in investment income and other. The cost of securities sold is based on the specific-identification method. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis during the three months ended March 31, 2008 or 2007. The Company’s investments were classified as follows at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007

Available-for-sale securities — recorded at fair value	$17,349	$16,213
Held-to-maturity securities — recorded at amortized cost	8,962	30,084

Total short-term investments	$26,311	$46,297

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	March 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$3,000	$3,011	$3,998	$4,005
U.S. bank and corporate notes	14,125	14,338	12,119	12,208

	$17,125	$17,349	$16,117	$16,213

Unrealized holding gains and losses on available-for-sale securities as of March 31, 2008 were $0.2 million and $1 thousand, respectively. Unrealized holding gains and losses on available-for-sale securities as of December 31, 2007 were $0.1 million and $7 thousand, respectively. Net unrealized holding gains or losses are recorded in accumulated other comprehensive income.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	March 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$8,962	$8,988	$30,084	$30,091

Unrealized holding gains and losses on held-to-maturity investments as of March 31, 2008 were $29 thousand and $3 thousand, respectively. Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2007 were $10 thousand and $3 thousand, respectively.

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

Restructuring Liabilities.  The Company may restructure its operations to better align its resources with its operating and strategic plans. As a result of restructuring its operations, the Company is likely to incur certain obligations and charges related to severance, benefits and other costs of restructuring. Estimating

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

restructuring costs and determining when to record these obligations and charges requires management to make estimates and assumptions. These estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent the Company’s best expectations based on known facts and circumstances at the time. From time to time the Company may be required to adjust its estimates to reflect what it currently believes to be a more accurate representation of its restructuring costs.

Segments.  The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

Share-Based Compensation.  The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which was adopted on January 1, 2006 under the prospective transition method. The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The Company estimates forfeitures based upon historical forfeiture rates and assumptions regarding future forfeitures. The Company will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Based on an analysis of historical forfeiture rates and assumptions regarding future forfeitures, the Company applied an annual forfeiture rate of 20% during the first quarter of 2008 as compared to a rate of 7.47% applied during the first quarter of 2007. The increase in the forfeiture rate is primarily attributable to increased forfeitures as a result of the Company’s recent organizational restructuring and future expectations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical option exercise behaviors.

As of March 31, 2008 and 2007, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months
	Ended
	March 31,
	2008	2007

Risk-free interest rate	2.24%	4.45%
Expected life	5.33 yrs	3.10 yrs
Expected volatility	75.00%	75.00%
Expected dividend yield	0.00%	0.00%

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

that it is more likely than not it will realize any future tax benefit from such compensation cost recognized since inception of the Company.

Under SFAS 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense under the Company’s Employee Stock Purchase Plan is calculated based on participant elected contributions and estimated fair values of the common stock and the purchase discount at the date of the offering. See Note 9 for further information on share-based compensation under these plans. Share-based compensation included in the Company’s statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Research and development	$(120)	$220
Sales, general and administrative	(272)	284

	$(392)	$504

The decrease in share-based compensation was a direct result of the Company’s change in its accounting estimate of expected forfeitures in the first quarter of 2008. As noted above, the Company based its estimate of forfeitures on historical forfeiture rates and assumptions regarding future forfeitures and applied an annual forfeiture rate of 20% during the first quarter of 2008 as compared to a rate of 7.47% applied during the first quarter of 2007. The increase in the forfeiture rate is primarily attributable to increased forfeitures as a result of the Company’s recent organizational restructuring and future expectations.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities representing approximately 4.3 million and 3.5 million shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan and restricted stock.

Fair Value of Financial Instruments.  SFAS No. 157, Fair Value Measurements (SFAS 157) establishes a fair value hierarchy that requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.

Level 3 Inputs — Instruments with primarily unobservable value drivers.

As of March 31, 2008, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s short-term securities it classifies as available-for-sale. The Company believes that the carrying amounts of its other financial instruments, including cash and cash equivalents and accounts payable approximate fair value due to their short-term maturities. As of March 31, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157 and include cash equivalents, are as follows, in thousands:

	Level 1	Level 2	Total

Money market funds	$24,277	$—	$24,277
Commercial paper	—	17,087	17,087
U.S. government agencies	—	10,302	10,302
U.S. bank and corporate notes	—	14,338	14,338

Total	$24,277	$41,727	$66,004

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

The Company is currently producing clinical and commercial grade product in its facilities and through third parties. Prior to filing for regulatory approval of its products for commercial sale, and such regulatory approval being assessed as probable, these costs are expensed as incurred to research and development.

Comprehensive Loss.  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. The Company’s comprehensive income is comprised of its net loss and unrealized gains and losses on securities available-for-sale. For the three months ended March 31, 2008 and 2007, comprehensive loss was $8.8 million and $8.5 million, respectively.

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At March 31, 2008, the Company had no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as general and administrative expenses. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2003 to 2006 federal returns remain open to examination, and the tax years 2002 to 2006 remain open to examination by other taxing jurisdictions to which the Company is subject.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption did not have a material impact on the Company’s financial statements. The Company does not expect that the remaining provisions of SFAS 157, when adopted, will have a material impact on its financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). The scope of EITF 07-03 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

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

(3)	Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Equipment and software	$5,009	$5,011
Furniture and fixtures	700	700
Leasehold improvements	2,220	2,220

	7,929	7,931
Less: accumulated depreciation and amortization	(6,252)	(6,026)

Property and equipment, net	$1,677	$1,905

For the three months ended March 31, 2008 and 2007, depreciation and amortization expense was $0.2 million and $0.4 million, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 and 2007 consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Accounts payable — trade	$3,136	$4,553
Accrued employee compensation, benefits, withholdings and taxes	1,407	3,115
Accrued clinical trial costs	1,134	1,227
Accrued contingent supply agreement fees	1,059	2,641
Other accrued expenses	1,369	719

	$8,105	$12,255

(5)	Commitments and Contingencies

Indemnifications.  The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Employment Agreements.  The Company has entered into employment agreements with its chief executive officer and other named executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that the Company may terminate the named executive officer employment at any time with or without cause. If a named executive officer is terminated by the Company without cause or such officer resigns for good reason, as defined, then the named executive officer is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer and chief scientific officer) from the date of termination and acceleration of vesting of all of the executive’s outstanding unvested options to purchase the Company’s common stock among other benefits.

During 2007 the Company established a severance benefit plan that defines termination benefits for all eligible employees, as defined, not under an employment contract, if the employee is terminated without cause. Under this plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level as defined by the Company, plus an additional two weeks pay for each year of service.

In addition to these employment agreements, on March 31, 2008, the Company entered into retention bonus agreements with its chief financial officer and senior vice president of corporate development. The agreements provide that the individuals are each eligible to receive both (i) a cash bonus in the amount of $0.1 million (Retention Bonus), provided that the officer remains employed by the Company through September 30, 2008, and (ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million, which final amount will be determined by the Board of Directors of the Company in its sole discretion, provided that such officer remains employed by the Company through the consummation of a strategic transaction. In the event that the officer is terminated by the Company without cause or by such employee for good reason prior to September 30, 2008, such officer will become entitled to the Retention Bonus. The Retention Bonus is being recognized as expense over the expected six month service period. The Company evaluates the probability of triggering the transaction bonus each quarter and, when appropriate, will

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

begin expensing the transaction bonus. No amounts related to these bonuses have been recorded in the three months ended March 31, 2008.

Asubio Pharma License Agreement.  In 2004, the Company entered into a license agreement with Asubio Pharma Co., Ltd., or Asubio Pharma, to develop and commercialize faropenem medoxomil in the U.S. and Canada for adult and pediatric use, which was amended as to certain terms in 2006. The Company has an exclusive option to license rights to faropenem medoxomil for the rest of the world excluding Japan. The Company bears the cost of and manages development, regulatory approvals and commercialization efforts. Asubio Pharma is entitled to upfront fees, milestone payments and royalties.

In consideration for the license, in 2003 and 2004 the Company paid Asubio Pharma an initial license fee of ¥400 million ($3.8 million). In December 2005, the Company submitted its first NDA for adult use of faropenem medoxomil and, at that time, recorded an accrual in the amount of ¥250 million ($2.1 million) for the first milestone due to Asubio Pharma under this agreement. This amount was expensed to research and development in 2005 and paid in 2006. In February 2006, this milestone payment was increased to ¥375 million (approximately $3.2 million). The increased milestone amount of ¥125 million ($1.1 million) was accounted for as research and development expense in the quarter ended March 31, 2006 when the modified terms of the license were finalized. Under the modified license agreement the Company is further obligated to make future payments of up to ¥375 million (approximately $3.8 million at March 31, 2008) upon filing of an NDA at a higher dose and up to ¥1,250 million (approximately $12.6 million at March 31, 2008) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If it is determined that the Company has ceased development or commercialization of faropenem medoxomil as defined, or the Company terminates its license agreement with Asubio Pharma, it will be obligated to pay a termination fee of up to ¥375 million (approximately $3.8 million as of March 31, 2008). Additionally, the Company is responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. The Company has recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Asubio Pharma and Nippon Soda Supply Agreement.  Under a supply agreement entered into in December 2004 between Asubio Pharma, Nippon Soda Company Ltd., or Nippon Soda, and the Company, the Company is obligated to purchase, and Nippon Soda is obligated to supply, all of the Company’s commercial requirements of the active pharmaceutical ingredient in faropenem medoxomil for the U.S. and Canadian markets. During the three years following placement of an initial purchase order by the Company, which has not occurred, with Nippon Soda, the Company becomes obligated to make certain annual minimum purchases of drug substance to be determined initially by the Company and Nippon Soda at the time of a commercial launch. Since full commercial launch of faropenem medoxomil has been delayed, the Company is currently obligated to pay Nippon Soda escalating annual delay compensation fees of up to ¥280 million (approximately $2.8 million as of March 31, 2008) per year, which commenced on July 1, 2007. As a result of the non-approvable letter the Company received from the FDA in October 2006 and subsequent activities related to the development of faropenem medoxomil, the Company recorded delay compensation fees of $0.9 million in 2007 and delay compensation fees of $0.9 million and an initial order cancellation fee of $0.6 million in 2006. These amounts were recorded as research and development expense. If commercial launch of faropenem medoxomil is further delayed or if the Company is unable to obtain a collaboration partner for faropenem medoxomil under its current expected timeframe, the Company may incur additional delay compensation fees of up to ¥105 million ($1.1 million as of March 31, 2008) for 2008 and up to ¥280 million annually ($2.8 million as of March 31, 2008) for all periods following January 1, 2009. If the Company terminates this agreement or if Nippon Soda terminates the agreement because they determine that the Company has abandoned the development or commercialization of faropenem medoxomil or if the Company has not notified Nippon Soda of the faropenem medoxomil launch go date, as defined, by July 1, 2009, the Company will be

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

obligated to pay Nippon Soda prorated delay compensation fees through the effective date of termination and reimburse Nippon Soda for up to ¥65 million ($0.7 million as of March 31, 2008) in engineering costs. As of March 31, 2008, the Company has accrued $1.1 million in delay compensation under this agreement based upon the Company’s expectations as to the timing of activities related to the faropenem medoxomil program. The Company continues to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of its agreements, and adjusts its accrual accordingly.

MEDA Supply Agreement.  In 2005, the Company and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil, which was amended as to certain terms in 2006. Beginning in 2006, the Company became obligated to make annual minimum purchases of 300 mg adult tablets from MEDA of €2.3 million (approximately $3.6 million at March 31, 2008). If in any year the Company did not satisfy its minimum purchase commitments, the Company was required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, may be credited against future drug product purchases. The Company was required to buy all of its requirements for 300 mg adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceed €22 million (approximately $34.8 million at March 31, 2008). The agreement provided that, upon termination, up to €1.7 million (approximately $2.7 million at March 31, 2008) would be payable for decontamination fees.

This agreement was amended in March 2006 such that the Company’s obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under its agreement with Forest Laboratories, the Company remained liable for any shortfall amount in 2006 that may not have been credited against future drug product purchases. In 2006, the Company incurred $1.5 million relating to its portion of the 2006 shortfall in minimum purchases under these agreements. The amount was accounted for as research and development expense in 2006. In February 2007, concurrent with Forest Laboratories’ termination of its supply agreements with MEDA, the previously suspended provisions in the Company’s agreements with MEDA were no longer suspended, and the Company’s obligations to MEDA with respect to purchase commitments and facility decontamination costs were no longer waived. In April 2007, the Company provided notice to MEDA of its termination of the supply agreement in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. As this notice occurred before the effective date of the termination of the Company’s collaboration agreement with Forest Laboratories, the Company believes that Forest Laboratories, under the terms of the collaboration agreement, was responsible for supply chain obligations related to faropenem medoxomil, including minimum purchase commitments and decontamination obligations under the MEDA agreement, through May 7, 2007 (the term of the collaboration agreement). MEDA has indicated that it disputes the Company’s right to terminate the agreement on the basis indicated in its notice of termination. The Company believes that it terminated the agreement in accordance with its terms. If it is determined that the Company has obligations to MEDA beyond May 7, 2007 under the agreement, then additional costs may be incurred which may include additional amounts for minimum future drug purchases that were not made and for decontamination of MEDA’s facility.

Other.  The Company entered into an arrangement with an investment bank to assist it in identifying a licensing partner for its faropenem medoxomil program and to provide other investment banking services. Under the terms of the agreement, the Company may incur transaction fees of up to $6 million based on the value of a license or strategic transaction, as defined.

(6)	Restructuring Charges

In the fourth quarter of 2007, the Company announced a restructuring of its operations to align its organization with its strategic priorities. In the fourth quarter of 2007, the Company reduced its headcount,

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

primarily in the administrative, clinical, commercial and regulatory functions. The Company recognized expense related to this restructuring of $1.4 million in 2007, which was primarily for employee severance, benefits and other related costs.

The following table summarizes the nature of and activity related to costs and cash payments associated with the December 2007 restructuring (in thousands):

		Severance
		and
		Related
	Total	Benefits	Other

Costs incurred through December 31, 2007	$1,394	$1,369	25
Cash payments	(16)	(16)	—

Remaining costs accrued at December 31, 2007	1,378	1,353	25
Cash payments	(918)	(893)	(25)

Remaining costs accrued at March 31, 2008	$460	$460	—

(7)	Employee Benefit Plans

The Company has a 401(k) plan and matches an amount equal to 50 percent of the employee’s current contributions, limited to $2 thousand per participant annually. The Company contributed $0.1 million during each of the three months ended March 31, 2008 and 2007.

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

Common Stock Warrants.  In connection with the issuance of debt and convertible notes in 2002 and 2003, the Company issued warrants to certain lenders and investors to purchase shares of the Company’s then outstanding redeemable convertible preferred stock. The warrants were initially recorded as liabilities at their fair value. In July 2006, upon completion of the Company’s initial public offering, all outstanding preferred stock warrants were automatically converted into common stock warrants and reclassified to equity at the then current fair value. As of March 31, 2008 and December 31, 2007, warrants for the purchase of 53,012 shares of common stock were outstanding and exercisable with exercise prices ranging from $4.90 to $6.13 per share.

(9)	Share-Based Compensation

Stock Option Plan.  The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for issuances of up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees, including its officers. Nonqualified stock options may be granted to Company employees, which include its officers, directors, and consultants to the Company. Generally, options granted under the Option Plan expire ten years from the date of grant and generally vest over four years. A number of these options vest 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. Other more recent stock options vest in equal monthly installments over 48 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock options outstanding at March 31, 2008, changes during the three months then ended and options exercisable at March 31, 2008 are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2008	2,880	$4.42
Granted	1,428	1.86
Exercised	(5)	0.60
Forfeited	(68)	6.65

Options outstanding at March 31, 2008	4,235	$3.53	8.71	—

Options exercisable at March 31, 2008	1,091	$3.84	7.73	—

Additional information regarding outstanding common stock options as of March 31, 2008 is presented below (in thousands, except for exercise price and weighted average data):

		Stock Options
		Outstanding
		Weighted
		Average		Stock Options
		Remaining		Exercisable
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$0.49	19	4.74	$0.49	19	$0.49
0.61	407	6.83	0.61	297	0.61
1.32	37	7.52	1.32	25	1.32
1.86	1,428	9.93	1.86	—	—
3.19	844	7.81	3.19	288	3.19
5.20	163	7.94	5.20	82	5.20
5.35	907	8.94	5.35	227	5.35
5.40	11	9.34	5.40	—	—
5.46	49	9.11	5.46	—	—
5.54	28	9.11	5.54	—	—
6.11	5	9.55	6.11	—	—
6.18	32	8.71	6.18	10	6.18
8.97	127	8.13	8.97	59	8.97
9.00	18	8.51	9.00	7	9.00
9.38	16	8.53	9.38	6	9.38
9.51	8	8.55	9.51	3	9.51
9.64	50	8.54	9.64	18	9.64
10.00	86	7.41	10.00	50	10.00

	4,235		$3.53	1,091	$3.84

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.11 and $2.76 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $8 thousand and $0.1 million, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Performance Options.  In March 2008, the Company issued 400,000 options with performance conditions at an exercise price of $1.86 per share to certain of its executives. These options vest in full, subject to the sole discretion of the Board of Directors, immediately prior to the consummation of either (a) a strategic alliance or partnership with an unaffiliated third party that relates to the development and commercialization of faropenem medoxomil or (b) another strategic transaction. Vested options continue to be exercisable three years following termination of the employee’s continued service with the Company. We evaluated the probability of meeting the performance objectives at March 31, 2008 and did not recognize any share-based compensation expense associated with these awards because we determined that it was not probable these individuals would meet the performance objectives. We will evaluate the probability of each performance option vesting on a quarterly basis and, if required, begin expensing the fair value of the award as share-based compensation.

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

A summary of the changes in these restricted shares of common stock during the three months ended March 31, 2008 is presented below (in thousands):

Restricted, non-vested shares outstanding at January 1, 2008	223
Shares vested upon release of restrictions	(161)
Restricted stock repurchased upon termination	(20)

Restricted, non-vested shares outstanding at March 31, 2008	42

Share-Based Compensation — Stock Options.  During the three months ended March 31, 2008 and 2007, the Company recognized a reduction of expense of $0.4 million and expense of $0.5 million in share-based compensation, respectively. As of March 31, 2008, the Company had $1.8 million of total unrecognized compensation costs (net of expected forfeitures) from options granted under the Option Plan to be recognized over a weighted average remaining period of approximately 1.85 years. Additionally, as of March 31, 2008, the Company had $0.1 million of total unrecognized compensation costs (net of expected forefeitures) from options granted with performance conditions.

Employee Stock Purchase Plan.  The Company has reserved 305,872 shares of common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the Board of Directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, 111,679 shares have been issued pursuant to the Purchase Plan. During the three months ended March 31, 2008 and 2007, the Company recognized $16 thousand and $0.1 million in share-based compensation expense under SFAS No. 123(R) related to the Purchase Plan, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

(11)	Subsequent Events

On April 18, 2008, the Company commenced a restructuring of its operations under which it expects to record $1.8 million of expense in the second quarter of 2008. This restructuring will include the termination of eleven employees and closure of the Milford, Connecticut office. Additionally, the Company has discontinued enrollment in its placebo-controlled Phase III clinical trial testing faropenem medoxomil in patients with acute exacerbation of chronic bronchitis. The expense associated with the restructuring includes approximately $1.4 million of cash expenditures for employee and officer related severance benefits, $0.1 million of cash expenditures for facility related costs and $0.3 million of non-cash expenses related to accelerated depreciation of certain property and equipment. These costs are expected to be paid over the next twelve months.

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

Our operating strategy includes identifying a partner for the development and commercialization of faropenem medoxomil and pursuing strategic alternatives intended to augment our research and development pipeline, both of which cannot be assured. In pursuing this operating strategy, we expect to consider strategic alternatives that could involve a merger or acquisition of some or all of our assets and could reduce our current focus on the development of anti-infective product candidates.

In December 2005, we submitted a new drug application, or NDA, for faropenem medoxomil based on 11 Phase III studies for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. In October 2006, the FDA issued a non-approvable letter with respect to our NDA citing the need for further clinical studies for all indications, including studies using a superiority design for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. A superiority design trial requires demonstrating that a product candidate is superior to placebo or an approved treatment. Historically, all of our trials were conducted using a non-inferiority design, which required these trials to demonstrate that a product candidate is not significantly less effective than an approved treatment. On January 22, 2008, we received a Warning Letter from the FDA related to our NDA filed in December 2005 for faropenem medoxomil citing certain conditions found by the FDA during their review of our role as the applicant of the NDA. Specifically, the Warning Letter noted that certain raw data, descriptions and analysis supporting clinical trials included in the NDA were not available for the FDA’s review and had not been obtained or reviewed by us prior to submission of the NDA. We responded to the Warning Letter in March 2008 in accordance with the response timelines established by the FDA.

In April 2008, we discontinued enrollment in our Phase III placebo-controlled clinical trial for treatment of acute exacerbation of chronic bronchitis with faropenem medoxomil to conserve our cash. Until we have secured a partner for the faropenem medoxomil program, which cannot be assured, we do not plan to initiate further clinical trials of faropenem medoxomil. If we are delayed in securing or are unable to secure a partner for the faropenem medoxomil program, we may elect to discontinue further development activities on this program. We have licensed all rights to faropenem medoxomil from Asubio Pharma Co., Ltd., or Asubio Pharma, in the U.S. and Canada. If we elect to discontinue further development of faropenem medoxomil and incur an intolerable delay in its commercial launch, as defined, we are required to return the license to Asubio Pharma, pay Asubio Pharma a license termination fee of ¥375 million ($3.8 million at March 31, 2008) and reimburse Nippon Soda Company Ltd., or Nippon Soda, up to ¥65 million ($0.7 million at March 31, 2008). In addition, we have the sole negotiation right to license such rights for the rest of the world, except Japan.

We are also developing REP3123, our investigational narrow spectrum antibacterial agent to treat C. difficile bacteria and C. difficile-associated disease. C. difficile is a Gram-positive bacterium that causes diarrhea and other intestinal conditions, such as colitis, and is a major cause of morbidity among the elderly and hospitalized patients. People generally contract C. difficile-associated disease through the ingestion of C. difficile spores after coming into contact with a contaminated item or surface. These spores then germinate, grow and multiply in the digestive tract. In in vitro preclinical studies REP3123 displayed an ability to inhibit growth of the C. difficile bacterium and prevent the bacterium from forming the spores that allow it to be spread from person to person, but without inhibiting other key organisms that are essential for normal intestinal functioning. Also in preclinical studies, REP3123 exhibited signs it may be able to stop the production of destructive intestinal toxins caused by C. difficile bacteria. These results suggest that REP3123 has the potential to reduce C. difficile-associated disease outbreak and relapse rates through reducing the presence of C. difficile spores and reduce the severity of, or possibly even prevent, C. difficile-associated disease through inhibiting the growth of or stopping production of toxins caused by C. difficile bacteria. We retain worldwide rights to REP3123.

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

We have incurred significant operating losses since our inception on December 6, 2000, and, as of March 31, 2008, we had an accumulated deficit of $118 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments received from Forest Laboratories under our former collaboration and commercialization agreement. Although we reported net income for the year ended December 31, 2007 as a result of the termination of our agreement with Forest Laboratories, as discussed below, we expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts.

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue.  We reported no revenue during the first quarter of 2008 compared to $2.9 million for the first quarter of 2007. Revenue recognized during the first quarter of 2007 included $1.0 million of license revenue, representing the amortization of $60 million in upfront and milestone payments we received from Forest Laboratories under our former collaboration agreement, and $1.9 million of contract revenue for funded activity under our former collaboration and commercialization agreement with Forest Laboratories which was terminated in May 2007.

Research and Development Expense.  Research and development expenses were $7.6 million for the first quarter of 2008 as compared to $9.4 million for the first quarter of 2007. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Three Months
	Ended
	March 31,		Change
	2008	2007	$	%

Faropenem medoxomil	$3,550	$6,162	$(2,612)	(42)%
REP8839	197	1,416	(1,219)	(86)%
Other research and development	3,871	1,868	2,003	107%

	$7,618	$9,446	$(1,828)	(19)%

Costs to support our faropenem medoxomil program were $3.6 million in the first quarter of 2008 as compared to $6.2 million in the first quarter of 2007. During the first quarter of 2008, faropenem medoxomil clinical trial activities were limited to the Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis, which enrollment was discontinued in April 2008. In the first quarter of 2007, in addition to the Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis, we completed the Phase II clinical trial of the oral liquid formulation of faropenem medoxomil in pediatric patients with acute bacterial otitis media. Additionally, during the first quarter of 2007, we acquired bulk active material faropenem medoxomil for $1.8 million that was intended to support product stability studies and clinical trials which was accounted for as research and development expense.

In the first quarter of 2008, costs to support our REP8839 program were $0.2 million as compared to $1.4 million in the first quarter of 2007. Costs related to this program have decreased significantly due to our decision to suspend this program in the fourth quarter of 2007.

In the first quarter of 2008, other research and development costs were $3.9 million as compared to $1.9 million in the first quarter of 2007. Costs of external preclinical research increased by $1.4 million to advance our C. difficile, or REP3123, and DNA replication inhibition programs. Costs of internal research and development personnel in support of these programs also increased by $0.3 million during the first quarter of 2008 as compared to the first quarter of 2007.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. Although we have focused primarily on faropenem medoxomil for the treatment of community-acquired respiratory tract infections, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the guidance we receive through meetings with the FDA regarding each intended indication for faropenem medoxomil and the scientific and clinical success of each of our product candidates and research and development programs.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2 million for the first quarter of 2008, compared to $3.5 million for the first quarter of 2007. The decrease of $1.5 million is the result of $0.8 million in lower personnel related costs, excluding share-based compensation, following an organizational restructuring initiated in December 2007. Additionally, as a result of our restructured operations, we increased our expectations of stock option forfeitures, resulting in decreased share-based compensation charges during the first quarter of 2008 by $0.5 million as compared to the first quarter of 2007. In 2008, we expect that selling, general and administrative expenses will be lower than 2007 levels.

Investment Income and Other, net.  Investment income and other was $0.6 million for the first quarter of 2008, compared to $1.5 million for the first quarter of 2007. The decrease was primarily due to lower overall cash available for investing in 2008 as compared to the first quarter of 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $78.1 million in cash, cash equivalents and short-term investments. We have accumulated significant aggregate operating losses since our inception in December 2000 and as of March 31, 2008 we had an accumulated deficit of $118.2 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our former collaboration and commercialization agreement totaling $74.6 million and net proceeds from our initial public offering of $44.5 million.

Our former collaboration and commercialization agreement with Forest Laboratories ended in May 2007, and as a result, our prospects for other near term future revenues are uncertain. Our ability to generate future revenue depends heavily on our ability to obtain a new collaboration partner for faropenem medoxomil on acceptable terms.

In October 2006, the FDA issued a non-approvable letter for our NDA for faropenem medoxomil that had been filed in December 2005. According to the non-approvable letter, the FDA recommends further clinical studies for all indications that were the subject of the NDA including studies using superiority design for the indications of acute bacterial sinusitis and acute exacerbation of chronic bronchitis, additional microbiologic testing and consideration of alternate dosing regimens. We are discussing clinical plans with the FDA including the number of clinical trials needed for each indication, and currently expect that at least two to three years will be required for completion of planned clinical studies, which have not been initiated. We do not intend to initiate additional clinical trials using faropenem medoxomil. In April 2008, we discontinued enrollment in a placebo-controlled Phase III clinical trial of faropenem medoxomil in patients with acute exacerbations of chronic bronchitis to conserve our cash. We continue to evaluate the impact the FDA action will have on our liquidity and capital resources including costs of additional clinical trials and delays in product launch.

In 2004, we entered into a license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada and we have the sole negotiation right to license such rights for the rest of the world except Japan which was modified in December 2005. Under the modified license agreement we are further obligated to future payments of up to ¥375 million (approximately $3.8 million as of March 31, 2008) upon filing of a new NDA at a higher dose of faropenem medoxomil than was studied in the prior NDA and up to ¥1,250 million (approximately $12.6 million as of March 31, 2008) in subsequent regulatory and commercial milestone payments for faropenem medoxomil. If we terminate our license agreement with Asubio Pharma, or if there is an intolerable delay in the commercial launch of faropenem medoxomil, as defined, we will be obligated to pay a termination fee of up to ¥375 million (approximately $3.8 million as of March 31, 2008). Additionally, we are responsible for royalty payments to Asubio Pharma based upon net sales of faropenem medoxomil. The license term extends to the later of: (i) the expiration of the last to expire of the licensed patents owned or controlled by Asubio Pharma or (ii) 12 years after the first commercial launch of faropenem medoxomil. We have recorded payments made to date as research and development expense, as faropenem medoxomil has not been approved by the FDA.

Under a supply agreement entered into in December 2004 between Asubio Pharma, Nippon Soda and us, we are obligated to purchase, and Nippon Soda is obligated to supply, all our commercial requirements of the active pharmaceutical ingredient in faropenem medoxomil. During the three years following placement of an initial purchase order by us, which has not occurred, with Nippon Soda, we are obligated to make certain annual minimum purchase commitments to be determined initially by us and Nippon Soda at the time of a commercial launch. Since full commercial launch of faropenem medoxomil has been delayed, we are currently obligated to pay Nippon Soda escalating annual delay compensation fees of up to ¥280 million (approximately $2.8 million as of March 31, 2008) per year, which commenced on July 1, 2007. As a result of the non-approvable letter we received from the FDA in October 2006 and subsequent activities related to the development of faropenem medoxomil, we recorded delay compensation fees of $0.9 million in 2007 and delay compensation fees of $0.9 million and an initial order cancellation fee of $0.6 million in 2006. These amounts were recorded as research and development expense. If commercial launch of faropenem medoxomil is further delayed or if we are unable to obtain a collaboration partner for faropenem medoxomil under our current expected timeframe, we may incur additional delay compensation fees of up to ¥105 million ($1.1 million as of March 31, 2008) for 2008 and up to ¥280 million annually ($2.8 million as of March 31, 2008) for all periods following January 1, 2009. If we terminate this agreement, or if Nippon Soda terminates the agreement because they determine that the we have abandoned the development or commercialization of faropenem medoxomil or if we have not notified Nippon Soda of the faropenem medoxomil launch go date, as defined, by July 1, 2009, we will be obligated to pay Nippon Soda prorated delay compensation fees through the effective date of termination and reimburse Nippon Soda for up to ¥65 million ($0.7 million as of March 31, 2008) in engineering costs. We continue to evaluate amounts which may become payable to Asubio Pharma and Nippon Soda under the terms of the agreement, and adjust our accrual accordingly.

In April 2005, we entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil with MEDA, which was amended in March 2006. Beginning in 2006, we became obligated to make annual minimum purchases of MEDA’s product of €2.3 million (approximately $3.6 million as of March 31, 2008). If in any year we did not satisfy this minimum purchase commitment, we were required to pay MEDA the shortfall amount. Fifty percent (50%) of the shortfall amount, if applicable, would have been credited against future drug product purchases. We were required to buy all of our requirements for adult oral faropenem medoxomil tablets from MEDA until cumulative purchases exceeded €22 million (approximately $34.8 million at March 31, 2008). Upon termination of the agreement, under certain circumstances, we would have been obligated to pay up to €1.7 million (approximately $2.7 million as of March 31, 2008) in facility decontamination costs incurred by MEDA. In March 2006 when the agreement was amended, our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. Under our agreement with Forest Laboratories, we remained responsible for any shortfall amount in 2006 that may not be credited against future drug product purchases. In May 2007, following termination of our collaboration agreement with Forest Laboratories and the termination by Forest Laboratories of its supply agreement with MEDA, all previously suspended provisions in our direct agreement with MEDA were no longer suspended. In April 2007, we provided MEDA notice of termination of the supply agreement in accordance with the terms of the agreement. We believe that supply chain obligations, including fees that may arise from this agreement with MEDA, incurred through May 7, 2007 are the responsibility of Forest Laboratories under the commercialization and collaboration agreement. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe that we had the right to terminate the agreement. However, if it is determined that we have obligations to MEDA beyond May 7, 2007 under the agreement, we may incur additional amounts for minimum future drug purchase that were not made and for decontamination costs of MEDA’s facility.

In May 2007, we entered into an arrangement with an investment bank to assist us in identifying a licensing partner for our faropenem medoxomil program and to provide other investment banking services. Under the terms of the agreement, we may incur transaction fees of up to $6 million based on the value of a license or strategic transaction as defined.

We have entered into employment agreements with our chief executive officer and other named executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that we may terminate the named executive officer employment at any time with or without cause. If a named executive officer is terminated by us without cause or such officer resigns for good reason, as defined, then the named executive officer is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer and chief scientific officer) from the date of termination and acceleration of vesting of all of the executive’s outstanding unvested options to purchase our common stock among other benefits. In addition, during 2007 we established a severance benefit plan that defines termination benefits for all eligible employees, as defined, not under an employment contract, if the employee is terminated without cause. Under this plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level, as defined, plus an additional two weeks pay for each year of service.

In addition to the above referenced employment agreements, on March 31, 2008, we entered into retention bonus agreements with our chief financial officer and chief senior vice president of corporate development. The agreements provide that the individuals are each eligible to receive both (i) a cash bonus in the amount of $0.1 million (Retention Bonus), provided that the officer remains employed by us through September 30, 2008, and (ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million, which final amount will be determined by our Board of Directors in its sole discretion, provided that such officer remains employed by us through the consummation of a strategic transaction. In the event that the officer is terminated without cause or by such officer for good reason prior to September 30, 2008, such officer will become entitled to the Retention Bonus.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, contingent assets and liabilities, revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in Note 2 of “Notes to Condensed Financial Statements” included elsewhere in this report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our condensed financial statements.

Clinical Trial and Other Accrued Expenses.  As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. We are party to agreements which include provisions that require payments to the counterparty under certain circumstances. We develop estimates of liabilities using our judgment based upon the facts and circumstances known and accounts for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S. In regards to our clinical trials, we record expenses based on estimates of the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) and other third party vendors associated with our clinical trials. We contract with third parties to perform a range of clinical trial activities in the ongoing development of our product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the achievement of certain defined milestones, the successful enrollment of patients and other events. The objective of our clinical trial accrual policy is to match the recording of expenses in our financial statements of the actual services received and efforts expended. In doing so, we rely on information from CROs and our clinical operations group regarding the status of our clinical trials to calculate our accrual for clinical expenses at the end of each reporting period. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

Share-Based Compensation.  We have adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized based on the fair value of all share-based awards granted or modified on or after January 1, 2006.

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is sufficient for use to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 20% during the first quarter of 2008. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from historical exercise behavior.

During the first quarter of 2008, we estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 2.24% and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 5.33 years.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value,

establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. We adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption did not have a material impact on our financial statements. We do not expect that the remaining provisions of SFAS 157, when adopted, will have a material impact on our financial statements.

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

Our exposure to market risk is primarily limited to our cash, cash equivalents, and short-term investments. We have attempted to minimize risk by investing in quality financial instruments, primarily money market funds, federal agency notes, commercial paper, bank and corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of two years. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, including U.S. government, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of March 31, 2008 included a liquid money market account. The securities in our investment portfolio are classified as available-for-sale or held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are currently pursuing strategic alternatives intended to augment our research and development pipeline, which may divert attention from the development of our current product candidates or cause us to shift our focus to other assets or product candidates that have not yet been identified. The failure to enter into a strategic transaction may materially and adversely affect our business.

Our operating strategy includes pursuing strategic alternatives intended to augment our research and development pipeline. The strategic alternatives that we consider may involve a merger or acquisition of some or all of our assets. Such a transaction could involve a complete divestment of our current product candidates or the addition of assets and product candidates to our research and development pipeline that are currently unknown and therefore cannot be evaluated today. We cannot assure you that any of such additional assets or product candidates will be profitable or well-received by the market. Our board of directors and management team will need to devote substantial time and resources to the consideration and implementation of any such strategic alternatives. We have altered our product development strategy in an effort to maximize the strategic opportunities that may be available for us. For example, in April 2008 we discontinued enrollment in our Phase III placebo-controlled clinical trial for treatment of acute exacerbation of chronic bronchitis with faropenem medoxomil to conserve our cash assets. In addition, the failure to enter into a strategic transaction or close an announced strategic transaction may materially and adversely affect our business. Our failure to enter into a strategic transaction could cause us to implement future restructurings that would result in the further downsizing of our operations and disruption to our business.

We have received both a non-approvable letter and a Warning Letter from the FDA for our NDA filed in December 2005 for faropenem medoxomil, our most advanced product candidate, and we are currently evaluating our development program for faropenem medoxomil and do not currently know if faropenem medoxomil will ever receive regulatory approval, which is necessary before it can be commercialized.

If we do not receive regulatory approval for faropenem medoxomil and we are not able to commercialize faropenem medoxomil, we will not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2005, we submitted our NDA to the FDA for use of faropenem medoxomil in four adult clinical indications. In October 2006, the FDA issued a non-approvable letter for all four indications included in our NDA and recommended further clinical studies and microbiologic evaluation for all indications. We had undertaken planning activities with respect to our faropenem medoxomil clinical trials program. However, planning activities are not currently ongoing for the faropenem medoxomil clinical trials program. In April 2008, we discontinued enrollment in our clinical trial studying the use of faropenem medoxomil for treatment of acute exacerbation of chronic bronchitis. Further clinical development of faropenem medoxomil for any indications will require us to complete additional and more extensive clinical trials, which will be costly and time consuming. We do not intend to undertake further clinical trials development of faropenem medoxomil until we have identified a development and commercialization partner for this program, which cannot be assured. Such further development will require that we address the items identified in the Warning Letter described below to the FDA’s satisfaction. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the novel design of future trials. However, we expect that at least two to three years will be required to complete additional clinical trials. If we continue our clinical development program for faropenem medoxomil, we may not obtain necessary approvals from the FDA even if our trials demonstrate the effectiveness of faropenem medoxomil for any indication. The data we collect from any additional clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of faropenem medoxomil, in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for faropenem medoxomil, we will have fewer resources to devote to the research and development of other potential product candidates and development stage programs. If we decide to terminate any further development of faropenem medoxomil, we will be dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for faropenem medoxomil. All of our other existing product candidates and development stage programs are in Phase I clinical development or preclinical development.

On January 22, 2008, we received a Warning Letter from the Division of Scientific Investigation of the FDA, or DSI, informing us of objectionable conditions found during its investigation of our role as applicant for our NDA for faropenem medoxomil. The FDA’s observations were based on its establishment inspection reports following on site inspections in conjunction with the FDA’s review of our NDA. Specifically DSI cited that we failed to make available the underlying raw data from the investigation for the FDA’s audit and failed to provide the FDA adequate descriptions and analyses of any other data or information relevant to the evaluation of the safety and effectiveness of faropenem medoxomil obtained or otherwise received by us from any source derived from clinical investigations. The clinical trials that supported our NDA were conducted by Bayer as a previous licensee of faropenem medoxomil. If we are unable to sufficiently establish that the clinical trials used in our NDA were conducted in accordance with FDA regulations, we may be subject to enforcement action by the FDA or required to complete additional trials before we are able to obtain FDA approval for faropenem medoxomil, which would be costly and time consuming and could potentially result in the termination of further development of faropenem medoxomil and cause us not to be able to enter our other product candidates into clinical trials. The FDA has not commented on our response to the Warning Letter to date.

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

The FDA has substantial discretion in the approval process and may either refuse to accept an application for substantive review or may conclude after review of our data that our application is insufficient to allow approval of a product candidate. If the FDA does not accept or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application for any particular indication for which we are seeking approval. In addition, the FDA has and is likely to continue to seek the advice of experts on specific topics by convening advisory committees from time to time. In April 2008, the FDA convened an Anti-Infective Drug’s Advisory Committee to discuss the issues relating to the identification of an appropriate noninferiority margin for active controlled clinical trials for the treatment of community-acquired pneumonia. The Advisory Committee recommended a noninferiority margin broadly within the noninferiority margins contemplated in our clinical trials planning for this indication. We have not yet assessed the cost required to complete clinical trials for community acquired pneumonia in accordance with the Advisory Committee’s recommendations. Further, the FDA has not commented on the recommendations of the Advisory Committee. As our clinical trials program for community respiratory tract infections may be anchored in community-acquired pneumonia, if this recommendation is not adopted by the FDA, it would significantly increase the costs of developing faropenem medoxomil for the treatment of this indication. If any of these outcomes occur, we may be forced to abandon our application for approval, which might cause us to cease development of faropenem medoxomil.

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

We are currently seeking another partner or partners to assist us in the development and commercialization of faropenem medoxomil. We face competition in our search for partners with whom we may collaborate. Further, faropenem medoxomil has previously been licensed to other licensees who have opted not to develop and commercialize the product. As a result, we may not be successful in finding another partner on acceptable terms, or at all, and any failure to obtain a new partner on acceptable terms may adversely affect faropenem medoxomil development, commercialization and potential future sales. Identifying a new partner and entering into a collaboration agreement with it could cause delays in obtaining regulatory approvals and commercializing faropenem medoxomil, which would negatively impact our business. If we are delayed or do not identify a new partner for the development and commercialization of faropenem medoxomil, we will not commence further clinical trials. If it is determined that we have ceased development or commercialization of faropenem medoxomil or are unable to notify Nippon Soda of the faropenem medoxomil launch go date, as defined, by July 1, 2009 in accordance with the definitions contained in our license and supply agreements with Asubio Pharma and Nippon Soda Company Ltd., or Nippon Soda, we will incur a license termination fee of ¥375 million (approximately $3.8 million as of March 31, 2008), prorated delay compensation fees to Nippon Soda through the effective date of termination and reimburse Nippon Soda for up to ¥65 million ($0.7 million as of March 31, 2008) in engineering costs.

If lawsuits or arbitration proceedings arising as a result of termination of collaboration or other commercial contracts are successfully brought against us, we may incur substantial liabilities and may be unable to commercialize our product candidates.

Between February 6, 2007 and May 7, 2007, we operated under the termination provisions of our collaboration agreement with Forest Laboratories. On April 27, 2007, under the termination provisions of our agreement with Forest Laboratories, we terminated our agreement with MEDA for the manufacture of 300 mg tablets of faropenem medoxomil. MEDA has indicated to us that it disputes our right to terminate the agreement on the basis indicated in our notice of termination. We believe we have acted in accordance with the terms of these and other commercial agreements. However, if it is determined that we have obligations to MEDA beyond May 7, 2007 under the agreement, then we may incur additional costs. Consistent with our position that we had the right to terminate this agreement and that Forest Laboratories is responsible for all supply chain obligations through May 7, 2007, we have not accrued for any minimum purchases after that date or termination fees, including potential plant decontamination expenses, under this agreement.

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

We have experienced delays in clinical testing of our product candidates. In April 2008, we discontinued enrollment in our clinical trial studying the use of faropenem medoxomil for treatment of acute exacerbation of chronic bronchitis. We do not know whether potential future clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board or ministry of health approval at each site or country in which we seek to conduct clinical trials, in recruiting patients to participate in a trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, and whether the clinical trial design involves comparison to placebo. Our antibiotics treat bacterial infections which tend to be seasonal in nature. As a result, during certain times of the year, it is difficult to find patients to enroll in our trials. Prescribing physicians would also face ethical issues associated with enrolling patients in clinical trials of our product candidates over existing antibiotics that have established safety and efficacy profiles or in placebo-controlled trials. These ethical issues may be even more pronounced in conducting clinical trials of antibiotics in children. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and delay our ability to generate revenue or seek approval of faropenem medoxomil.

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

The Phase III clinical trials included in our December 2005 NDA were all conducted using a 300 mg, twice per day, dose. The dose was selected by the previous licensee of faropenem medoxomil. We expect that future clinical trials will be conducted at the alternate 600 mg, twice per day, dose. In January 2006, we initiated a Phase III clinical trial for the acute exacerbation of chronic bronchitis indication using the higher dose. In April 2008 we discontinued enrollment in this study to conserve our cash. We have previously evaluated the potential for adverse events with the 600 mg, twice per day, dose in a Phase I study and a Phase II study conducted in 2005. In the Phase I study, the 600 mg, twice per day, dose was directly compared to a 300 mg, twice per day, dose, both administered for seven days. In the Phase II study, a 600 mg, twice per day, dose for five day treatment course was compared to a 300 mg, twice per day, dose seven day treatment courses in patients with acute bacterial sinusitis. In both trials, the adverse events were similar in both type and frequency. If there is an increased level of adverse events observed for faropenem medoxomil 600 mg, twice per day as compared to 300 mg, twice per day, it will likely reduce future potential product revenue from faropenem medoxomil.

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

We have experienced significant operating losses since our inception in December 2000. At March 31, 2008, we had an accumulated deficit of approximately $118.2 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the October 2006 FDA non-approval letter for our December 2005 NDA for faropenem medoxomil and the termination of our Forest Laboratories collaboration agreement in May 2007, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable on a sustainable basis.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates, or continue our research and development programs.

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

We do not have the capability to manufacture commercial quantities of faropenem medoxomil drug substance. If we decide to pursue additional large scale clinical trials for faropenem medoxomil or if our other product candidates advance into full scale clinical trials, we may not have the capability to manufacture quantities of faropenem medoxomil or such other product candidates for our clinical trials. We originally engaged Nippon Soda and MEDA as our sole suppliers of faropenem medoxomil drug substance and faropenem medoxomil tablets, respectively. Pursuant to the terms of our former collaboration agreement with Forest Laboratories, Forest Laboratories had agreed to assume responsibility for supply chain management for faropenem medoxomil and entered into a direct relationship with both Nippon Soda and MEDA as its sole supplier of faropenem medoxomil drug substance. However, following termination of our agreement with Forest Laboratories, the Nippon Soda and MEDA obligations reverted directly to us. Further, in connection with our determination that future clinical development of faropenem medoxomil would be completed using the 600 mg tablet as compared to the 300 mg tablet used in the clinical trials included in the December 2005 NDA for which the FDA issued a non-approval letter in October 2006, we notified MEDA in April 2007 that we would terminate the agreement to manufacture 300 mg tablets. We are contractually bound to purchase all of our requirements for bulk drug substance from Nippon Soda and expect Nippon Soda will be the sole supplier of faropenem medoxomil drug substance for the foreseeable future. Nippon Soda may terminate this supply agreement for a number of reasons, such as:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Kenneth Collins, our President and Chief Executive Officer, Nebojsa Janjic, Ph.D., our Chief Scientific Officer, Mark Smith, our Chief Financial Officer, and Donald Morrissey, our Senior Vice President of Corporate Development. In May 2008 and April 2008, respectively, we eliminated the positions of Roger Echols, M.D., our Chief Medical Officer and Peter Letendre, PharmD., our Chief Commercial Officer, in conjunction with a restructuring of our operations. The loss of services of any of Mr. Collins, Dr. Janjic, Mr. Smith or Mr. Morrissey could delay or prevent the successful completion of our strategy or development of our product candidates.

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

We are a small company with 53 full time employees as of March 31, 2008. As our development and commercialization plans and strategies develop, we may need to either reduce or expand the size of our employee base for managerial, operational, sales, financial and other reasons. In December 2007, we undertook an organizational restructuring that reduced the number of employees in the clinical, commercial, administrative and research functions by 27 employees. In April 2008 we undertook further restructuring of our operations that reduced our commercial, clinical and administrative staff by 11 employees. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any future restructuring activity could result in disruption to our business, adversely affecting the morale of our employees and making it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

As of March 31, 2008, we have exclusively licensed from Asubio Pharma two issued U.S. patents; one issued foreign patent and one pending U.S. patent application covering faropenem medoxomil, a pro-drug of faropenem. The two issued U.S. patents covering faropenem medoxomil also cover other potential prodrugs of faropenem but do not cover all potential faropenem-based antibiotic compounds. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. In addition, our enforcement of these faropenem medoxomil patents or defense of any claims asserting the invalidity of these patents would be subject to the cooperation of Asubio Pharma. Although Asubio Pharma has agreed to cooperate with us in such efforts, if requested, we cannot be assured that Asubio Pharma would devote sufficient efforts to cooperate with us in these circumstances.

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

Recent Sales of Unregistered Equity Securities.

None.

Issuer Purchases Of Equity Securities.

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	That May Yet Be
	Total Number of		Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

1/14/08	7,647	(1)	$0.61	None	Not Applicable
1/14/08	7,137	(1)	$1.32	None	Not Applicable
1/21/08	5,098	(1)	$0.61	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: May 9, 2008

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a)
31.2	Certification of principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification