Form 10-Q
period 2008-06-30
REPLIDYNE INC
filed 2008-08-05
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $.001 par value per share	27,102,239 shares

PART I

ITEM 1.	FINANCIAL STATEMENTS

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$40,746	$43,969
Short-term investments	23,970	46,297
Prepaid expenses and other current assets	1,177	2,429

Total current assets	65,893	92,695
Property and equipment, net	1,105	1,905
Other assets	80	90

Total assets	$67,078	$94,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,201	$12,255

Total current liabilities	12,201	12,255
Other long-term liabilities	—	31

Total liabilities	12,201	12,286

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000 shares; issued 27,136 and 27,085 shares; outstanding 27,100 and 27,077 shares at June 30, 2008 and December 31, 2007, respectively	27	27
Treasury stock, $0.001 par value; 36 and 8 shares at June 30, 2008 and December 31, 2007, respectively, at cost	(1)	(1)
Additional paid-in capital	191,769	191,570
Accumulated other comprehensive income	59	96
Accumulated deficit	(136,977)	(109,288)

Total stockholders’ equity	54,877	82,404

Total liabilities and stockholders’ equity	$67,078	$94,690

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$—	$55,647	$—	$58,571

Costs and expenses:
Research and development	14,444	8,364	22,062	17,811
Sales, general and administrative	4,666	3,280	6,619	6,815

Total costs and expenses	19,110	11,644	28,681	24,626

Income (loss) from operations	(19,110)	44,003	(28,681)	33,945
Investment income and other, net	380	1,487	992	2,993

Net income (loss)	$(18,730)	$45,490	$(27,689)	$36,938

Net income (loss)—basic	$(0.69)	$1.71	$(1.02)	$1.39

Net income (loss)—diluted	$(0.69)	$1.65	$(1.02)	$1.34

Weighted average common shares outstanding — basic	27,029	26,677	27,022	26,649

Weighted average common shares outstanding — diluted	27,029	27,651	27,022	27,612

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(27,689)	$36,938
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	640	810
Share-based compensation	44	1,388
Discounts and premiums on short-term investments	112	625
Loss on sale, disposition or impairment of property and equipment	158	—
Other	—	5
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	—	4,634
Prepaid expenses and other assets	1,263	88
Accounts payable and accrued expenses	73	(1,259)
Deferred revenue	—	(56,176)
Other long-term liabilities	(31)	(12)

Net cash used in operating activities	(25,430)	(12,959)

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(7,923)	(10,350)
Purchases of short-term investments classified as held-to-maturity	(1,453)	(44,796)
Maturities of short-term investments classified as available-for-sale	3,999	48,841
Maturities of short-term investments classified as held-to-maturity	27,555	51,890
Acquisitions of property and equipment	(3)	(155)
Proceeds from sale of property and equipment	3	7

Net cash provided by investing activities	22,178	45,437

Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	14	47
Proceeds from issuance of common stock under the employee stock purchase plan	32	225
Purchase of unvested restricted stock from employees	(17)	—

Net cash provided by financing activities	29	272

Net increase (decrease) in cash and cash equivalents	(3,223)	32,750
Cash and cash equivalents:
Beginning of period	43,969	24,091

End of period	$40,746	$56,841

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	NATURE OF BUSINESS

Replidyne, Inc. (Replidyne or the Company) is a biopharmaceutical company focused on discovering, developing and in-licensing anti-infective products. The Company’s lead product candidate is REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection (CDI). Replidyne is also pursuing the development of other novel anti-infective programs based on its bacterial DNA replication inhibitor technology. The Company’s operating strategy is directed to pursuing strategic alternatives, the consummation of which cannot be assured. The Company is considering strategic alternatives that include the merger or acquisition of some or all of its assets, and could reduce or change its current focus on the development of anti-infective product candidates.

2.	ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The condensed balance sheet as of June 30, 2008, condensed statements of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007 and related disclosures, respectively, have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been made. These interim results of operations for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the full year ended December 31, 2008. The December 31, 2007 balance sheet and related disclosures were derived from audited financial statements.

Use of Estimates

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

Fair Value of Financial Instruments

Statement of financial accounting standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) establishes a fair value hierarchy that requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; and quoted prices for identical or similar instruments in markets that are not active.

Level 3 Inputs — Instruments with primarily unobservable value drivers.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s short-term securities it classifies as available-for-sale. The Company believes that the carrying amounts of its other financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments. At June 30, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157 and include cash equivalents, are as follows, in thousands:

	Level 1	Level 2	Total

Money market funds	$16,531	$—	$16,531
Commercial paper	—	9,778	9,778
U.S. bank and corporate notes	—	14,126	14,126
U.S. government agencies	—	17,879	17,879

Total	$16,531	$41,783	$58,314

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates market value.

Short-Term Investments

Short-term investments are investments with a maturity of more than three months when purchased. At June 30, 2008, initial contractual maturities of the Company’s short-term investments were less than two years for investments classified as available-for-sale and less than nine months for investments classified as held-to-maturity. At June 30, 2008, the weighted average days to maturity was less than one year for investments classified as available-for-sale and less than two months for investments classified as held-to-maturity.

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

Available-for-sale securities are recorded at estimated fair value. The estimated fair value amounts are determined by the Company using available market information. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in investment income and other. The cost of securities sold is based on the specific-identification method. Any decline in the market value of any available-for-sale security results in a reduction in carrying amount as these securities are reported at fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee. No impairments were recorded as a result of this analysis during the three and six months ended

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

June 30, 2008 or 2007. The Company’s investments were classified as follows at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007

Available-for-sale securities — recorded at fair value	$20,016	$16,213
Held-to-maturity securities — recorded at amortized cost	3,954	30,084

Total short-term investments	$23,970	$46,297

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	June 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$5,877	$5,890	$3,998	$4,005
U.S. bank and corporate notes	14,080	14,126	12,119	12,208

	$19,957	$20,016	$16,117	$16,213

Unrealized holding gains and losses on available-for-sale securities as of June 30, 2008 were $0.1 million and $29 thousand, respectively. Unrealized holding gains and losses on available-for-sale securities as of December 31, 2007 were $0.1 million and $7 thousand, respectively. Net unrealized holding gains or losses are recorded in accumulated other comprehensive income.

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	June 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$3,954	$3,957	$30,084	$30,091

Unrealized holding gains and losses on held-to-maturity investments as of June 30, 2008 were $4 thousand and $1 thousand, respectively. Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2007 were $10 thousand and $3 thousand, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash, cash equivalents and investments consist of commercial paper, corporate and bank notes, U.S. government securities and money market funds all held with financial institutions.

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

Long-Lived Assets and Impairments

The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, if appropriate, reduces the

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the fair value, and in the case of assets classified as held-for-sale, fair value is adjusted for costs to sell such assets. The Company has not yet generated positive cash flows from operations on a sustained basis, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is reasonably possible that future evaluations of long-lived assets may result in impairment.

Accrued Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and independent accountants, and investigators in conjunction with preclinical and clinical trials, and fees payable to contract manufacturers in connection with the production of materials related to product candidates. Estimates are most affected by the Company’s understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to judgment. The Company is also party to agreements which include provisions that require payments to the counterparty under certain circumstances. Additionally, the Company may be required to estimate and accrue for certain loss contingencies related to litigation or arbitration claims. The Company develops estimates of liabilities using its judgment based upon the facts and circumstances known and accounts for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S.

Restructuring Liabilities

The Company has and may continue to restructure its operations to better align its resources with its operating and strategic plans. Restructuring charges can include amounts related to employee severance, employee benefits, property impairment and other costs. The Company is often required to use estimates and assumptions when determining the amount and in which period to record charges and obligations related to restructuring activities.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

Clinical Trial Expenses

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

its clinical operations group regarding the status of its clinical trials to calculate the accrual for clinical expenses at the end of each reporting period.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which was adopted on January 1, 2006 under the prospective transition method. The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company estimates forfeitures based upon historical forfeiture rates and assumptions regarding future forfeitures. The Company will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Based on an analysis of historical forfeiture rates and assumptions regarding future forfeitures, the Company applied an annual forfeiture rate of 20% and 4.33% during the six months ended June 30, 2008 and 2007, respectively. The increase in the forfeiture rate during 2008 is primarily attributable to the Company’s recent organizational restructurings and future expectations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical and expected option exercise behaviors.

During the three months ended June 30, 2008 and 2007, the fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007

Risk-free interest rate	1.91%	4.46%
Expected life	1.00 yrs	3.05 yrs
Expected volatility	75%	75%
Expected dividend yield	0%	0%

Stock options granted by the Company to its employees are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit or related tax asset for share-based compensation arrangements as the Company does not believe, based on its history of operating losses, that it is more likely than not it will realize any future tax benefit from such tax deductions.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

estimated fair values of the common stock and the purchase discount at the date of the offering. See Note 9 for further information on share-based compensation under these plans. Share-based compensation included in the Company’s statements of operations was as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development	$193	$384	$73	$604
Sales, general and administrative	242	500	(29)	784

	$435	$884	$44	$1,388

The decrease in share-based compensation expense in 2008 was primarily related to a change in the Company’ s estimate of expected forfeitures. As noted above, the Company bases its estimate of expected forfeitures on historical forfeiture rates and assumptions regarding future forfeitures. During the six months ended June 30, 2008, the Company applied an expected annual forfeiture rate of 20% as compared to an expected forfeiture rate of 4.33% applied during the six months ended June 30, 2007. The increase in the expected forfeiture rate is primarily attributable to increased forfeitures as a result of the Company’s recent organizational restructurings and future expectations.

SFAS No. 123(R) is applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

For stock options granted as consideration for services rendered by nonemployees and for options that continue to vest upon a change in status from employee to nonemployee, the Company recognizes compensation expense in accordance with the requirements of SFAS 123(R), Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended. The Company has estimated the fair value of share-based payments issued to nonemployees based on the estimated fair value of the stock options granted. The Company has historically determined that this basis was more reliably determinable than estimating the fair value of the services received. The estimated fair value of options granted to nonemployees is expensed over the service period (which is generally equal to the period over which the options vest) and remeasured each reporting date until the options vest or performance is complete.

If an employee becomes a nonemployee and continues to vest in an option grant under its original terms, the option is treated as an option granted to a nonemployee prospectively, provided the individual is required to continue providing services. The option is accounted for prospectively under EITF No. 96-18 such that the fair value of the option is remeasured at each reporting date until the earlier of i) the performance commitment date or ii) the date the services have been completed. Only the portion of the newly measured cost attributable to the remaining requisite service period is recognized as compensation cost prospectively from the date of the change in status.

The fair value of share-based payments issued to nonemployees during the three months ended June 30, 2008 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions: i) risk-free interest rate of 4.05%, ii) contractual life of 10 years, iii) volatility of 75% and iv) no expected dividends. The Company recognized share-based compensation expense relating to nonemployee options of $0.1 million for the three and six months ended June 30, 2008. No amounts were recognized in 2007.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. The Company’s comprehensive income (loss) is comprised of its net income (loss) and unrealized gains and losses on securities available-for-sale. For the three months ended June 30, 2008 and 2007, comprehensive income (loss) was $(18.9) million and $45.4 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive income (loss) was $(27.7) million and $36.9 million, respectively.

Income Taxes

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At June 30, 2008, the Company had no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as general and administrative expenses. At June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2003 to 2006 federal returns remain open to examination, and the tax years 2002 to 2006 remain open to examination by other taxing jurisdictions to which the Company is subject.

Net Income (Loss) Per Share

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

common stock equivalents such as outstanding stock options, warrants and restricted stock is reflected in diluted net loss per share by application of the treasury stock method.

Potentially dilutive securities representing approximately 4.0 million and 1.7 million shares of common stock for the three months ended June 30, 2008 and 2007, respectively, and 4.0 million and 1.3 million shares of common stock for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan and restricted stock.

Research and Development

Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, licenses to technology, supplies and contract services relating to the development of new products and technologies, allocated overhead, clinical trial and related clinical manufacturing costs, and other external costs.

The Company has historically produced clinical and commercial grade product in its Colorado facility and through third parties. Prior to filing for regulatory approval of its products for commercial sale, and such regulatory approval being assessed as probable, these costs are expensed when incurred as research and development expense.

Recent Accounting Pronouncements

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

3.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Equipment and software	$3,967	$5,011
Furniture and fixtures	618	700
Leasehold improvements	2,222	2,220

	6,807	7,931
Less: accumulated depreciation and amortization	(5,702)	(6,026)

Property and equipment, net	$1,105	$1,905

Depreciation and amortization expense was $0.4 million for each of the three month periods ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, depreciation and amortization expense was $0.6 million and $0.8 million, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Accounts payable — trade	$2,418	$4,553
Accrued restructuring costs	1,569	1,378
Accrued employee compensation, benefits, withholdings and taxes	418	1,737
Accrued clinical trial costs	2,410	1,227
Accrued manufacturing supply agreement fees and termination costs	2,687	2,641
Accrued estimated arbitration settlement costs	1,738	—
Other accrued expenses	961	719

	$12,201	$12,255

5.	COMMITMENTS AND CONTINGENCIES

Indemnifications

The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that the Company may terminate the employment of the executive at any time with or without cause. If an executive is terminated by the Company without cause or such executive resigns for good reason, as defined, then such executive is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer and chief scientific officer) from the date of termination, ii) a bonus equal to the average of such executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase the Company’s common stock, iv) and other benefits.

In addition, the Company has entered into retention bonus agreements with its chief financial officer and senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonuses), provided that the executive remains employed by the Company through September 30, 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million (Transaction Bonuses), which final amount will be determined by the Company’s board of directors in its sole discretion, provided that such executive remains employed by the Company through the consummation of a strategic transaction. In the event that the executive is terminated by the Company without cause or such executive resigns for good reason prior to September 30, 2008, such executive will become entitled to the Retention Bonus. The Retention Bonuses are amortized to expense over the expected six month service period. Management evaluates the probability of triggering the

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Transaction Bonuses each quarter and, when the bonuses are deemed to be probable of being incurred, the Company will begin expensing the Transaction Bonuses accordingly. To date, no amounts related to the Transaction Bonuses have been recorded in the Company’ s financial statements.

During 2007 the Company established a severance benefit plan that defines termination benefits for eligible employees. The severance plan does not apply to employees who have entered into separate employment agreements with the Company. Under the severance plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level as defined by the Company, plus an additional two weeks pay for each year of service. Employees are also entitled to receive other benefits such as health insurance during the period of severance under the plan.

Asubio Pharma License Agreement

On June 20, 2008, the Company notified Asubio Pharma Co., Ltd., or Asubio Pharma, of its decision to terminate the license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada. In accordance with the terms of the license agreement, the Company became obligated to pay Asubio Pharma a termination fee of ¥375 million ($3.6 million as paid in June 2008). During the three months ended June 30, 2008, the Company recorded the termination fee as research and development expense and paid this fee to Asubio Pharma.

Asubio Pharma and Nippon Soda Supply Agreement

On June 20, 2008 the Company notified Asubio Pharma, and Nippon Soda Company Ltd., or Nippon Soda, of its decision to terminate the supply agreement for the exclusive supply of the Company’s commercial requirements of the active pharmaceutical ingredient in faropenem medoxomil. Upon termination, the Company became obligated to pay Nippon Soda unpaid delay compensation fees totaling ¥99.2 million (approximately $0.9 million at June 30, 2008) through the effective date of termination of the supply agreement. In addition, the Company also became obligated to reimburse Nippon Soda for certain engineering costs totaling ¥64.4 million (approximately $0.6 million as of June 30, 2008). During the second quarter of 2008, the Company recorded as research and development expense the full amount of its obligation to reimburse Nippon Soda for engineering costs. The Company had previously accrued amounts due for delayed compensation through June 30, 2008. At June 30, 2008, the Company had an aggregate liability recorded in its financial statements for these amounts due to Nippon Soda totaling $1.5 million which was paid in full in July 2008.

MEDA Supply Agreement and Arbitration

In 2005, the Company and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of 300 mg adult tablets of faropenem medoxomil, which was amended in 2006. Under the terms of the supply agreement, the Company was required to buy all of its requirements for 300 mg adult faropenem medoxomil tablets from MEDA until cumulative purchases exceeded €22 million (approximately $34.8 million at June 30, 2008). Beginning in 2006, the Company became obligated to make €2.3 million (approximately $3.6 million at June 30, 2008) in annual minimum purchases of 300 mg adult tablets from MEDA. If in any year the Company did not satisfy its minimum purchase commitments, the Company was required to pay MEDA the shortfall amount. Additionally, the agreement provided that, upon termination, the Company would be required to compensate MEDA for documented costs to decontaminate its facility up to a maximum of €1.7 million (approximately $2.7 million at June 30, 2008).

In 2006, the agreement was amended and the Company’s obligations for purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. In February 2007, concurrent with Forest Laboratories’

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

termination of its supply agreement with MEDA, the previously suspended provisions in the Company’s agreement with MEDA were no longer suspended, and the Company’s obligations to MEDA with respect to purchase commitments and facility decontamination costs were no longer waived. Following this termination, in April 2007, the Company provided notice to MEDA of its termination of the supply agreement between MEDA and the Company in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. As this notice occurred before the effective date of the termination of the Company’s collaboration agreement with Forest Laboratories, the Company believes that Forest Laboratories, under the terms of the collaboration agreement, is responsible for supply chain obligations related to faropenem medoxomil, including minimum purchase commitments and decontamination obligations under the MEDA agreement, through May 7, 2007 (the termination date of the collaboration agreement). In the fourth quarter of 2007, MEDA invoiced the Company for 2007 minimum purchase fees. In the first quarter of 2008, the Company paid the portion of minimum purchase fees incurred through May 11, 2007, the effective date of termination of the supply agreement, plus interest and has invoiced Forest Laboratories for the portion which pertained to the period through May 7, 2007.

In May 2008, MEDA filed a demand for arbitration and amended its demand in July 2008 after the Company terminated its license agreement with Asubio Pharma and relinquished all rights to the faropenem medoxomil program. In its amended demand, MEDA claims that the Company terminated the supply agreement in June 2008 when it returned the faropenem medoxomil program to Asubio Pharma and did not have the right to terminate the supply agreement in April 2007. The Company believes that it had the right to terminate the agreement in April 2007. However, if it is determined in arbitration that the agreement was not terminated until June 2008, the Company would be required to pay MEDA up to €2.7 million ($4.2 million at June 30, 2008) plus interest for additional minimum purchases fees and may not be able to recover amounts incurred (up to €1.7 million or $2.7 million at June 30, 2008) to reimburse MEDA for costs to decontaminate its facility from Forest Laboratories under the collaboration agreement. During the second quarter of 2008, the Company recorded as research and development expense €1.7 million ($2.7 million at June 30, 2008) related to its obligation to reimburse MEDA for costs to decontaminate its facility, representing the maximum amount of the Company’s obligation to MEDA for decontamination of the MEDA facility. The Company’s accrual is based on information provided by MEDA that they intend to decontaminate the facility and that actual decontamination costs are expected to exceed the limit specified in the agreement. In accordance with the Company’s agreement with Forest Laboratories in effect at the time of the termination of the MEDA agreement, upon receipt of documentation of decontamination costs from MEDA, the Company will invoice Forest Laboratories. At June 30, 2008, the Company also recorded as general and administrative expenses €1.1 million ($1.7 million at June 30, 2008) which represents the Company’s estimate of possible outcomes, within a range of possible outcomes, from the arbitration or as a result of a settlement reached between the parties. While the Company believes that it has acted in accordance with the terms of the supply agreement, estimates related to these matters are volatile and as such, it is reasonably possible that these estimates could change in the near term resulting in a future adjustment to the Company’s accrual of €2.8 million ($4.4 million at June 30, 2008). Based on the arbitration provisions of the contract, the Company expects the arbitration process to be completed in the second half of 2008.

Other

The Company entered into an arrangement with an investment bank to provide investment banking services. Under the terms of the agreement, the Company may incur transaction fees of at least $4 million and up to $6 million based on the value of a completed license or strategic transaction, as defined.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	RESTRUCTURING CHARGES

In the fourth quarter of 2007, the Company announced a restructuring of its operations to align its organization with its strategic priorities. As a result of this restructuring in the fourth quarter of 2007, the Company reduced its headcount, primarily in administrative, clinical, commercial and regulatory functions. The Company recognized expense related to this restructuring of $1.4 million in 2007, which was primarily for employee severance and related benefits.

The following table summarizes activity in the restructuring accrual for the first six months of 2008 related to the 2007 restructuring (in thousands):

	Severance
	and
	Related
	Benefits	Other	Total

Remaining costs accrued at December 31, 2007	$1,353	25	$1,378
Cash payments	(1,305)	(25)	(1,330)
Non-cash adjustments	(33)	—	(33)

Remaining costs accrued at June 30, 2008	$15	—	$15

In April and June 2008 the Company completed additional restructurings of its operations under which it recorded $2.5 million of expense in the second quarter of 2008. These restructurings of operations included the termination of 23 employees from the clinical, commercial, research and administrative functions of the Company and the closure of the Company’s office in Milford, Connecticut. In addition, the Company discontinued enrollment in its placebo-controlled Phase III clinical trial of faropenem medoxomil in patients with acute exacerbations of chronic bronchitis. The charges associated with the restructuring included approximately $2.1 million of cash expenditures for employee related severance benefits, $0.1 million of cash expenditures for facility related costs and $0.3 million for non-cash expenses related primarily to accelerated depreciation of certain property and equipment.

The following table summarizes activity in the restructuring accrual for the first six months of 2008 related to the 2008 restructurings (in thousands):

Severance
and
Related
Benefits

Costs incurred through June 30, 2008	2,132
Cash payments	(507)
Non-cash adjustments	(56)

Remaining costs accrued at June 30, 2008	$1,569

7.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan and matches an amount equal to 50 percent of employee contributions, limited to $2 thousand per participant annually. The Company provided matching contributions under this plan of $8 thousand and $29 thousand during the three months ended June 30, 2008 and 2007, respectively, and $0.1 million during each of the six months ended June 30, 2008 and 2007.

8.	COMMON STOCK

The Company’s Certificate of Incorporation, as amended and restated on July 3, 2006, authorizes the Company to issue 105,000,000 shares of $0.001 par value stock which is comprised of 100,000,000 shares of

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote on each matter properly submitted to the stockholders of the Company for their vote. The holders of common stock are entitled to receive dividends when and as declared or paid by the board of directors, subject to prior rights of the preferred stockholders, if any.

Common Stock Warrants

In connection with the issuance of debt and convertible notes in 2002 and 2003, the Company issued warrants to certain lenders and investors to purchase shares of the Company’s then outstanding redeemable convertible preferred stock. The warrants were initially recorded as liabilities at their fair value. In July 2006, upon completion of the Company’s initial public offering, all outstanding preferred stock warrants were automatically converted into common stock warrants and reclassified to equity at the then current fair value. As of June 30, 2008 and December 31, 2007, warrants for the purchase of 53,012 shares of common stock were outstanding and exercisable with exercise prices in the range of $4.90 to $6.13 per share.

9.	SHARE-BASED COMPENSATION

Stock Option Plan

The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for issuances of up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees. Nonqualified stock options may be granted by the Company to its employees, directors, and non-employee consultants. Generally, options granted under the Option Plan expire ten years from the date of grant and generally vest over four years. Options granted in prior years generally vest 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. Options granted in the current year generally vest in equal monthly installments over 48 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

Stock options outstanding at June 30, 2008, changes during the six months then ended and options exercisable at June 30, 2008 are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2008	2,880	$4.42
Granted	1,569	1.83
Exercised	(23)	0.60
Forfeited	(470)	4.28

Options outstanding at June 30, 2008	3,956	$3.43	8.20	—

Options exercisable at June 30, 2008	1,335	$3.82	6.91	—

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information regarding outstanding options to purchase the Company’s common stock at June 30, 2008 (shares presented in thousands):

	Stock Options Outstanding
		Weighted
		Average		Stock Options
		Remaining		Exercisable
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$0.49	17	3.62	$0.49	17	$0.49
0.61	383	6.32	0.61	312	0.61
1.32	34	5.83	1.32	28	1.32
1.37	41	9.85	1.37	—	—
1.40	40	9.84	1.40	5	1.40
1.64	60	9.79	1.64	15	1.64
1.86	1,217	9.60	1.86	61	1.86
3.19	823	7.29	3.19	319	3.19
5.20	163	7.69	5.20	92	5.20
5.35	823	8.33	5.35	280	5.35
5.40	7	9.09	5.40	—	—
5.46	49	8.86	5.46	39	5.46
5.54	24	8.77	5.54	7	5.54
6.11	5	9.30	6.11	—	—
6.18	27	7.59	6.18	12	6.18
8.97	105	6.27	8.97	65	8.97
9.00	7	0.05	9.00	7	9.00
9.38	6	0.18	9.38	6	9.38
9.51	3	0.18	9.51	3	9.51
9.64	50	8.29	9.64	21	9.64
10.00	72	7.60	10.00	46	10.00

	3,956		$3.43	1,335	$3.82

The weighted average grant date fair value of options granted to employees during the three months ended June 30, 2008 and 2007 was $0.41 and $2.58 per share, respectively and during the six months ended June 30, 2008 and 2007 was $1.09 and $2.75 per share, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $13 thousand and $0.1 million, respectively and during the six months ended June 30, 2008 and 2007 was $21 thousand and $0.1 million, respectively.

Performance Options

In March 2008, the Company issued 400,000 options with performance conditions at an exercise price of $1.86 per share to certain of its executives. These options vest in full, subject to the sole discretion of the Board of Directors, immediately prior to the consummation of either: i) a strategic alliance or partnership with an unaffiliated third party that relates to the development and commercialization of faropenem medoxomil, which license was returned to Asubio Pharma in June 2008, or ii) another strategic transaction. Vested options continue to be exercisable three years following termination of the employee’s continued service with the

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Company. The Company evaluates the probability of meeting the performance objectives on a quarterly basis and has not recognized any share-based compensation expense associated with these awards to date.

Restricted Shares of Common Stock

The Company had granted to certain employees options to purchase shares of its common stock that were eligible to be exercised prior to vesting, provided that the shares issued upon such exercise are subject to restrictions which will be released consistent with the original option vesting period. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the optionee at the original issue price.

The table below provides a summary of restricted stock activity during the six months ended June 30, 2008 (in thousands):

Restricted, non-vested shares outstanding at January 1, 2008	223
Shares vested upon release of restrictions	(169)
Restricted stock repurchased upon termination of employment	(28)

Restricted, non-vested shares outstanding at June 30, 2008	26

Share-Based Compensation — Stock Options

During the three months ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $0.4 million and $0.9 million, respectively, and during the six months ended June 30, 2008 and 2007 recognized $44 thousand and $1.4 million, respectively. As of June 30, 2008, the Company had $2.3 million of total unrecognized compensation costs (or $1.2 million net of expected forfeitures) from options granted to employees under the Option Plan to be recognized over a weighted average remaining period of 1.74 years. Additionally, as of June 30, 2008, the Company had $0.1 million of total unrecognized share-based compensation costs (net of expected forefeitures) from options granted with performance conditions.

Nonemployee Options

During the three and six months ended June 30, 2008, the Company granted 100,000 stock options to certain former employees in their new capacity as consultants to the Company at exercise prices equal to the fair value of the underlying shares of common stock on the date of grant. The options vest over eight months and have a contractual life of ten years. Additionally, certain former employees who have changed their status with the Company from employee to nonemployee, have met the continued service requirements of the Company’s equity incentive plan and have continued to vest in options previously granted to them as employees. Vesting continues until their continued service to the Company ceases. The Company recorded $0.1 million in compensation expense during the three and six months ended June 30, 2008 related to the nonemployee options, and will re-measure compensation expense until these options vest. Under the current estimate of fair value, the Company expects to recognize the remaining expense related to nonemployee stock options of $0.2 million in 2008.

Employee Stock Purchase Plan

The Company has reserved approximately 306,000 shares of its common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the board of directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, approximately 140,000 shares have been issued pursuant to the Purchase Plan. During the three months ended June 30, 2008 and 2007, the Company recognized $10 thousand and $0.1 million in share-based compensation expense, respectively and during the six months ended June 30, 2008 and 2007 recognized $26 thousand and $0.1 million, respectively.

10.	INCOME TAXES

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the timing and implications of our ongoing review of strategic alternatives; the outcome of our responses to the FDA with regard to the Warning Letter issued to us in February 2008 and subsequent related communications; the timing and implications of obtaining regulatory approval of any of our product candidates; the progress of our research programs, including clinical testing; our ability to identify new product candidates; the potential of any product candidates to lead to the development of commercial products; our anticipated timing for initiation or completion of our future clinical trials for any of our product candidates and expectations regarding future results of such trials; other statements regarding our future product development activities and plans to develop or acquire and commercialize product candidates, regulatory strategies and clinical strategies, including our intent to develop or seek regulatory approval for our product candidates in specific indications; our future expenditures for research and development and the conduct of clinical trials; the ability of our third-party manufacturing parties to support our requirements for drug supply; the extent to which our intellectual property rights may protect our technology and product candidates; the size and growth of the potential markets for our product candidates and our plans to develop our sales and marketing capabilities to serve those markets; the rate and degree of market acceptance of any future products; the success of competing drugs that are or become available; our plans and ability to enter into collaboration arrangements; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on discovering, developing and in-licensing innovative anti-infective products. Our lead product candidate, REP3123, is an investigational narrow spectrum antibacterial agent for the treatment of Clostridium difficile, or C. difficile, bacteria and C. difficile-infection, or CDI, a healthcare concern for elderly and hospitalized patients. We are also pursuing the development of other novel compounds that inhibit bacterial DNA replication, which we believe represents a potentially promising drug target in antibiotic development.

Our operating strategy is directed to pursuing strategic alternatives, the consummation of which cannot be assured. We are considering strategic alternatives that include the merger or acquisition of some or all of our assets, and could reduce or change our current focus on the development of anti-infective product candidates.

In December 2005, we submitted a new drug application, or NDA, for faropenem medoxomil for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. In October 2006, the FDA issued a non-approvable letter with respect to our NDA citing the need for further clinical studies for all indications, including studies using a superiority design for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. A superiority design trial requires demonstrating that a product candidate is superior to placebo or an approved treatment. Historically, all of our trials were conducted using a non-inferiority design, which required these trials to demonstrate that a product candidate is not significantly less effective than an approved treatment. On January 22, 2008, we received a Warning Letter from the FDA related to our NDA filed in December 2005 for faropenem medoxomil citing certain conditions found by the FDA during their review of our role as the applicant of the NDA. Specifically, the Warning Letter noted that certain raw data, descriptions and analysis supporting clinical trials included in the NDA were not available for the FDA’s review and had not been obtained or reviewed by us prior to submission of the NDA. In March 2008, we formally responded to the FDA with regard to the Warning Letter. In a letter dated June 2008, the FDA made further inquiries of us related to our March 2008 response. In July 2008, we responded to the FDA’s further inquiry. Additionally, in July 2008, we withdrew our NDA and closed investigational new drug applications, or IND’s, for faropenem medoxomil and REP8839 with the FDA.

In April 2008, we discontinued enrollment in our Phase III placebo-controlled clinical trial for treatment of acute exacerbation of chronic bronchitis with faropenem medoxomil, which represented our only ongoing clinical trial with faropenem medoxomil, to conserve our cash.

In May 2008, we were served with a Demand for Arbitration (the “Demand”) from MEDA Manufacturing GmbH, or MEDA, alleging that we breached certain of our obligations under a Supply Agreement dated April 4, 2005, between us and MEDA (the “Supply Agreement”). MEDA amended the Demand in July 2008 following our termination of our license agreement for faropenem medoxomil with Asubio Pharma Co., Ltd, or Asubio Pharma. On April 27, 2007, we provided notice to MEDA of our termination of the Supply Agreement in accordance with the termination provisions of the Supply Agreement. We believe that we do not have obligations to MEDA under the Supply Agreement beyond May 11, 2007. The amended Demand seeks damages for breach of contract in the amount of €2.7 million (approximately $4.2 million at June 30, 2008) plus interest on such amounts and reimbursement of MEDA’s attorney fees and other costs incurred in the proceeding represented by the Demand. If the April 2007 termination of the Supply Agreement is determined to be ineffective, we would remain obligated for future decontamination fees of up to €1.7 million (approximately $2.7 million at June 30, 2008). We intend to vigorously defend ourselves against the allegations made in the amended Demand and, based on the arbitration provisions of the contract, we expect the arbitration process to be completed in the second half of 2008.

In June 2008, we announced our decision to terminate our license agreement with Asubio Pharma, Co., Ltd, or Asubio Pharma, for the development and commercialization of faropenem medoxomil in the U.S. and Canada. In conjunction with this decision, we also announced our decision to terminate our supply agreement with Asubio Pharma and Nippon Soda Co., Ltd, or Nippon Soda, for production of the active pharmaceutical ingredient in faropenem medoxomil. These decisions were made as a result of our being unable to secure a partner for the faropenem medoxomil program. As a result of these decisions, we incurred: i) a license termination fee of ¥375 million ($3.6 million) which was paid to Asubio Pharma in June 2008, ii) a charge of ¥64 million (approximately $0.6 million at June 30, 2008) to reimburse Nippon Soda for certain engineering costs and iii) a charge of ¥99 million (approximately $0.9 million at June 30, 2008) for the portion of annual delay compensation payable to Nippon Soda through the effective date of termination of the supply agreement. The delay compensation to Nippon Soda was accrued in 2007. Amounts due to Nippon Soda referred to above were paid in July 2008.

We are developing REP3123, our investigational narrow spectrum antibacterial agent to treat C. difficile bacteria and C. difficile-infection. C. difficile is a Gram-positive bacterium that causes diarrhea and other intestinal conditions, such as colitis, and is a major cause of morbidity among the elderly and hospitalized patients. People generally contract C. difficile-infections through the ingestion of C. difficile spores after coming into contact with a contaminated item or surface. These spores then germinate, grow and multiply in the digestive tract. In in vitro preclinical studies, REP3123 displayed an ability to inhibit growth of the

C. difficile bacterium and prevent the bacterium from forming the spores that allow it to be spread from person to person, but without inhibiting other key organisms that are essential for normal intestinal functioning. Also in preclinical studies, REP3123 exhibited signs it may be able to stop the production of destructive intestinal toxins caused by C. difficile bacteria. These results suggest that REP3123 has the potential to reduce C. difficile-infection outbreaks and relapse rates through reducing the presence of C. difficile spores and reduce the severity of, or possibly even prevent, C. difficile-infections through inhibiting the growth of or stopping production of toxins caused by C. difficile bacteria. We retain worldwide rights to REP3123.

We are also developing assays that identify compounds that inhibit bacterial DNA replication. The compounds may be useful to treat bacterial infections. We believe that bacterial DNA replication is an attractive target system for new antibacterial drugs because it is an essential cellular process and stalled DNA replication can trigger cell death. Our assays allow for efficient screening of large libraries of small molecules and are designed to mimic the bacterial DNA replication systems of numerous bacteria, with the goal of identifying novel inhibitors of bacterial DNA replication. We have identified compounds that are able to inhibit bacterial DNA replication in these assays. We believe that the novel mechanism of action of our technology may reduce the risk that bacteria will be resistant to drugs based on this technology. We are currently optimizing the initial inhibitors identified in the assays.

We have incurred significant operating losses since our inception on December 6, 2000, and, as of June 30, 2008, we had an accumulated deficit of $137 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and amounts received from Forest Laboratories under our former collaboration and commercialization agreement. Although we reported net income during the second quarter of 2007 and for the year ended December 31, 2007 as a result of the termination of our agreement with Forest Laboratories, we expect to incur substantial operating losses for the next several years as we pursue the development of our programs.

Three Months Ended June 30, 2008 and 2007

Revenue

We reported no revenue during the second quarter of 2008 compared to $55.6 million for the second quarter of 2007. Revenue recognized during the second quarter of 2007 included $55.2 million of license revenue, representing amortization of $60 million in upfront and milestone payments recognized upon the termination of our former collaboration and commercialization agreement with Forest Laboratories in the second quarter of 2007. Revenue recognized during the second quarter of 2007 also included $0.4 million of contract revenue for activities funded under our agreement with Forest Laboratories.

Research and Development Expense

Research and development expenses were $14.4 million for the second quarter of 2008 as compared to $8.4 million for the second quarter of 2007. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Three Months
	Ended
	June 30,		Change
	2008	2007	$	%

Faropenem medoxomil	$10,499	$4,783	$5,716	120%
REP8839	64	1,208	(1,144)	(95)%
Other research and development	3,881	2,373	1,508	64%

	$14,444	$8,364	$6,080	73%

Costs to support our faropenem medoxomil program totaled $10.5 million in the second quarter of 2008 as compared to $4.8 million during the second quarter of 2007. In June 2008, we terminated our license agreement with Asubio Pharma, as well as our supply agreement with Asubio Pharma and Nippon Soda. As a result of these actions, we recorded charges of $4.2 million during the second quarter of 2008 related to amounts due upon termination of these agreements. Additionally, we recorded a charge of $2.7 million during the second quarter of 2008 related to the obligation to reimburse MEDA for costs to decontaminate its facility. These increases were partially offset by a reduction of $1.0 million in internal and external clinical and non-clinical development costs. During the second quarter of 2008, our clinical activities related to faropenem medoxomil were limited to steps required to complete patient monitoring and database analysis for our Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis, which was discontinued in April 2008. We expect to incur additional costs for required patient monitoring and database analysis until the final clinical report is filed with the U.S. Food and Drug Administration, or FDA, which is expected in the third quarter of 2008.

In the second quarter of 2008, costs to support our REP8839 program were $0.1 million compared to $1.2 million in the second quarter of 2007. Costs related to this program have decreased significantly due to our decision to suspend this program in the fourth quarter of 2007.

In the second quarter of 2008, other research and development costs were $3.9 million compared to $2.4 million in the second quarter of 2007. Costs of external preclinical research increased by $1.2 million to advance our C. difficile, or REP3123, and DNA replication inhibition programs. Costs of internal research and development personnel in support of these programs also increased by $0.3 million during the second quarter of 2008.

During the second quarter ended June 30, 2008 we incurred approximately $1.2 million in restructuring charges which are included in the costs associated with our clinical programs as described above. These charges consisted primarily of severance payments due to impacted personnel.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. On an on-going basis we make determinations as to which research and development projects to pursue and how much funding to direct toward each project. Due to the risks inherent in the clinical trial and research process, development completion dates and costs will vary significantly for each product candidate and are difficult to estimate. The lengthy regulatory approval process for our current and potential product candidates requires substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause the costs of our research and development to increase and have a material adverse effect on our results of operations. We cannot be certain if and when any cash flows from our current product candidates will commence.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.7 million for the second quarter of 2008, compared to $3.3 million for the second quarter of 2007. The increase of $1.4 million is primarily the result €1.1 million ($1.7 million at June 30, 2008) recorded during the second quarter of 2008 related to our arbitration with MEDA. The amount represents our estimate of the outcome, within a range of possible outcomes, of the arbitration or as a result of a settlement reached between the parties. This increase was partially offset by $0.2 million in lower personnel related costs, excluding share-based compensation, following restructuring actions in the fourth quarter of 2007 and second quarter of 2008. Additionally, as a result of our restructured operations, actual and expected forfeitures of stock options increased, resulting in a decrease of $0.3 million in share-based compensation during the second quarter of 2008 as compared to the second quarter of 2007. During the remainder of 2008, we expect that selling, general and administrative expenses will be lower than 2007 levels.

Investment Income and Other, net

Investment income and other was $0.4 million for the second quarter of 2008, compared to $1.5 million for the second quarter of 2007. The decrease was primarily due to lower overall cash available for investing in 2008 compared to the second quarter of 2007.

Six Months Ended June 30, 2008 and 2007

Revenue

We reported no revenue during the six months ended June 30, 2008 compared to $58.6 million for the six months ended June 30, 2007. Revenue recognized during the six months ended June 30, 2007 included $56.2 million of license revenue, representing amortization of $60 million in upfront and milestone payments recognized upon the termination of our former collaboration and commercialization agreement with Forest Laboratories in the second quarter of 2007. Revenue recognized during the six months ended June 30, 2007 also included $2.4 million of contract revenue for activities funded under our agreement with Forest Laboratories.

Research and Development Expense

Research and development expenses were $22.1 million for the six months ended June 30, 2008 as compared to $17.8 million for the six months ended June 30, 2007. Research and development expenditures made to advance our product candidates and other research efforts were as follows (in thousands):

	Six Months
	Ended
	June 30,		Change
	2008	2007	$	%

Faropenem medoxomil	$14,049	$10,945	$3,104	28%
REP8839	261	2,624	(2,363)	(90)%
Other research and development	7,752	4,242	3,510	83%

	$22,062	$17,811	$4,251	24%

Costs to support our faropenem medoxomil program totaled $14.0 million in the six months ended June 30, 2008 compared to $10.9 million of costs incurred during the six months ended June 30, 2007. In June 2008, we terminated our license agreement with Asubio Pharma, as well as our supply agreement with Asubio Pharma and Nippon Soda. As a result of these actions, we recorded charges of $4.2 million during the six months ended June 30, 2008 related to amounts due under these agreements. Additionally, we recorded a charge of $2.7 million during the six months ended June 30, 2008 related to the obligation to reimburse MEDA for costs to decontaminate its facility. These increases were partially offset by a reduction of $3.1 million in internal and external clinical and non-clinical development costs incurred during the six months ended June 30, 2008. In 2008, our development activities were limited to one Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis. In April 2008, this trial was discontinued and our activities were reduced to completing steps required to complete patient monitoring and database analysis for the trial. We expect to incur additional costs for required patient monitoring and database analysis until the final clinical report is filed with the U.S. Food and Drug Administration, or FDA, which is expected in the third quarter of 2008.

In the six months ended June 30, 2008, costs to support our REP8839 program were $0.3 million compared to $2.6 million in the six months ended June 30, 2007. Costs related to this program have decreased significantly due to our decision to suspend this program in the fourth quarter of 2007.

In the six months ended June 30, 2008, other research and development costs were $7.8 million compared to $4.2 million in the six months ended June 30, 2007. Costs of external preclinical research increased by $2.7 million to advance our C. difficile, or REP3123, and DNA replication inhibition programs. Costs of internal research and development personnel in support of these programs also increased by $0.6 million during the six months ended June 30, 2008.

During the six months ended June 30, 2008 we incurred approximately $1.2 million in restructuring charges which are included in the costs associated with our clinical programs as described above. These charges consisted primarily of severance payments due to impacted personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.1 million for the six months ended June 30, 2008 compared to $6.8 million for the six months ended June 30, 2007. The decrease of $0.7 million is primarily the result of $0.9 million in lower personnel related costs, excluding share-based compensation, following several organizational restructurings. Additionally, as a result of our restructured operations, actual and expected forfeitures of stock options increased, resulting in a decrease of $0.8 million in share-based compensation during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These decreases were partially offset by €1.1 million ($1.7 million at June 30, 2008) recorded during the six months ended June 30, 2008 related to our arbitration with MEDA. The amount represents our estimate of the outcome, within a range of possible outcomes, of the arbitration or as a result of a settlement reached between the parties.

Investment Income and Other, net

Investment income and other was $1.0 million for the six months ended June 30, 2008, compared to $3.0 million for the six months ended June 30, 2007. The decrease was primarily due to lower overall cash available for investing in 2008 compared to the first half of 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $64.7 million in cash, cash equivalents and short-term investments. We have accumulated significant aggregate operating losses since our inception and at June 30, 2008 we had an accumulated deficit of $136.5 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, amounts received from Forest Laboratories under our former collaboration and commercialization agreement totaling $74.6 million and net proceeds from the initial public offering of our common stock totaling $44.5 million.

In 2005, we entered into a supply agreement with MEDA for the production of 300 mg adult tablets of faropenem medoxomil, which was amended in 2006. We were required to buy all of our requirements for 300 mg adult faropenem medoxomil tablets from MEDA until cumulative purchases exceeded €22 million (approximately $34.8 million at June 30, 2008). Beginning in 2006, we became obligated to make €2.3 million (approximately $3.6 million at June 30, 2008) in annual minimum purchases of 300 mg adult tablets from MEDA. If in any year we did not satisfy our minimum purchase commitments, we were required to pay MEDA the shortfall amount. Additionally, the agreement provided that, upon termination, we would be required to compensate MEDA for documented costs to decontaminate its facility up to a maximum of €1.7 million (approximately $2.7 million at June 30, 2008). Based on the arbitration provisions of the contract, we expect the arbitration process to be completed in the second half of 2008.

In 2006, the supply agreement with MEDA was amended and our obligations for purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. In February 2007, concurrent with Forest Laboratories’ termination of its supply agreement with MEDA, the previously suspended provisions in our agreement with MEDA were no longer suspended, and our obligations to MEDA with respect to purchase commitments and facility decontamination costs were no longer waived. Following this termination, in April 2007, we provided notice to MEDA of our termination of the supply agreement between us and MEDA in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. As this notice occurred before the effective date of the termination of our collaboration agreement with Forest Laboratories, we believe that Forest Laboratories, under the terms of the collaboration agreement, is responsible for supply chain obligations related to faropenem medoxomil, including minimum purchase commitments through May 7, 2007 (the term of the collaboration agreement) and decontamination obligations under the MEDA agreement. In the fourth quarter of 2007, MEDA invoiced us for 2007 minimum purchase fees. In the first quarter of 2008, we paid the portion of minimum purchase fees incurred through May 11, 2007, the effective date of our termination of the supply agreement, plus interest.

In May 2008, MEDA filed a demand for arbitration and amended its demand in July 2008 shortly after we terminated our license agreement with Asubio Pharma and relinquished all rights to the faropenem medoxomil program. In its amended demand, MEDA claims that we terminated the supply agreement in June 2008 when we returned the faropenem medoxomil program to Asubio Pharma and did not have the right to terminate the supply agreement in April 2007. We believe that we had the right to terminate the agreement in April 2007. However, if it is determined in arbitration that the agreement was not terminated until June 2008, we would be required to pay MEDA up to €2.7 million ($4.2 million at June 30, 2008) plus interest for additional minimum purchases fees and may not be able to recover amounts incurred (up to €1.7 million or $2.7 million at June 30, 2008) to reimburse MEDA for costs to decontaminate its facility from Forest Laboratories under the collaboration agreement. During the second quarter of 2008, we recorded as research and development expense €1.7 million ($2.7 million at June 30, 2008) related to our obligation to reimburse MEDA for costs to decontaminate its facility, representing the maximum amount of our obligation to MEDA for decontamination of its facility. Our accrual is based on information provided by MEDA that they intend to decontaminate the facility and that actual decontamination costs are expected to exceed the limit specified in the agreement. In accordance with our agreement with Forest Laboratories in effect at the time of terminating the MEDA agreement, upon receipt of documentation of decontamination costs from MEDA, we will invoice Forest Laboratories. At June 30, 2008, we also recorded as general and administrative expenses €1.1 million ($1.7 million at June 30, 2008) which represents our estimate of possible outcomes, within a range of possible outcomes, from the arbitration or as a result of a settlement reached between the parties. While we believe that we have acted in accordance with the terms of the supply agreement, estimates related to these matters are volatile and as such, it is reasonably possible that these estimates could change in the near term resulting in a future adjustment to our accrual of €2.8 million ($4.4 million at June 30, 2008). Based on the arbitration provisions of the contract, we expect the arbitration process to be completed in the second half of 2008.

In May 2007, we entered into an arrangement with an investment bank to provide investment banking services. Under the terms of the agreement, we may incur transaction fees of at least $4 million and up to $6 million based on the value of a completed license or strategic transaction as defined.

We have entered into employment agreements with our chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that we may terminate the employment of the executive at any time with or without cause. If an executive is terminated without cause or such executive resigns for good reason, as defined, then the executive is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer and chief scientific officer) from the date of termination, ii) a bonus equal to the average of the executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase our common stock, iv) and other benefits.

Additionally, we entered into retention bonus agreements with our chief financial officer and chief senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonus), provided that the officer remains employed by us through September 30, 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million, which final amount will be determined by our board of directors in its sole discretion, provided that such executive remains employed by us through the consummation of a strategic transaction. In the event that the executive is terminated without cause or such executive resigns for good reason prior to September 30, 2008, such executive will become entitled to the Retention Bonus.

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

We have not yet commercialized our product candidates or generated any revenue from product sales. We anticipate that we will continue to incur substantial net losses in the next several years as we develop our products, conduct and complete clinical trials, pursue additional product candidates, expand our clinical development team and corporate infrastructure and prepare for the potential commercial launch of our product candidates.

The pace and outcome of our discovery research program are difficult to predict. These projects may require several years and substantial expenditures to complete and may ultimately be unsuccessful. If we enter into third party collaborations or acquire new product candidates, the timing and amounts of any related licensing cash flows or expenses are likely to be highly variable. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

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

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the rate of progress and cost of our preclinical studies, clinical trials and other research and development activities;

•	the scope and number of clinical development and research programs we pursue;

•	the costs, timing and outcomes of regulatory approvals;

•	the costs of establishing or contracting for marketing and sales capabilities, including the establishment of our own sales force;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of defending any litigation or arbitration claims related to our material agreements; and

•	the terms and timing of any additional collaborative, strategic partnership or licensing agreements that we may establish.

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

Clinical Trial and Other Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. We are party to agreements which include provisions that require payments to the counterparty under certain circumstances. Additionally, we are required to asses and, if appropriate, accrue for certain loss contingencies related to litigation or arbitration claims. We develop estimates of liabilities using our judgment based upon the facts and circumstances known and account for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S. In regards to our clinical trials, we record expenses based on estimates of the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) and other third party vendors associated with our clinical trials. We contract with third parties to perform a range of clinical trial activities in the ongoing development of our product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the achievement of certain defined milestones, the successful enrollment of patients and other events. The objective of our clinical trial accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. In doing so, we rely on information from CROs and our clinical operations group regarding the status of our clinical trials to calculate our accrual for clinical expenses at the end of each reporting period. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized based on the fair value of all share-based awards granted or modified on or after January 1, 2006.

We selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until our historical volatility is sufficient for use to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we applied an annual forfeiture rate of 20% during the six months ended June 30, 2008. The forfeiture rate is re-evaluated on a quarterly basis. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from historical exercise behavior.

During the second quarter of 2008, we estimated the fair value of options granted to employees as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

Expected volatility was estimated to be 75%. The weighted average risk free interest rate was 1.91% and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be 1.00 year.

For stock options granted as consideration for services rendered by nonemployees and for options that continue to vest upon a change in status from employee to nonemployee, the Company recognizes compensation expense in accordance with the requirements of SFAS 123(R), Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, as amended.

We have estimated the fair value of share-based payments issued to nonemployees based on the estimated fair value of the stock options granted. We have historically determined that this basis was more reliably determinable than estimating the fair value of the services received. The estimated fair value of options granted to nonemployees is expensed over the service period (which is generally equal to the period over which the options vest) and remeasured each reporting date until the options vest or performance is complete.

If an employee becomes a nonemployee and continues to vest in an option grant under its original terms, the option is treated as an option granted to a nonemployee prospectively, provided the individual is required to continue providing services. The option is accounted for prospectively under EITF No. 96-18 such that the fair value of the option is remeasured at each reporting date until the earlier of i) the performance commitment date or ii) the date the services have been completed. Only the portion of the newly measured cost attributable to the remaining requisite service period is recognized as compensation cost prospectively from the date of the change in status.

The fair value of share-based payments issued to nonemployees during the quarter ended June 30, 2008 was estimated using the Black-Scholes option pricing model and the following weighted average assumptions: i) risk-free interest rate of 4.05%, ii) contractual life of 10 years, iii) volatility of 75% and iv) no expected dividends. We recognized share-based compensation expense relating to nonemployee options of $0.1 million for the three and six months ended June 30, 2008. No amounts were recognized in 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. We adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption did not have a material impact on our financial statements. We do not expect that the remaining provisions of SFAS 157, when adopted, will have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily limited to our cash, cash equivalents, and short-term investments. We have attempted to minimize risk by investing in quality financial instruments, primarily money market funds, federal agency notes, commercial paper, bank and corporate debt securities and U.S. treasury notes, with no security having an effective duration in excess of two years. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, including U.S. government, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of June 30, 2008 included a liquid money market account. The securities in our investment portfolio are classified as available-for-sale or held-to-maturity and are, due to their short-term nature, subject to minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.  No changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. However, we are currently party to arbitration proceedings with MEDA Manufacturing GmbH, or MEDA. In May 2008, we were served with a Demand for Arbitration (the “Demand”), as filed by MEDA with the American Arbitration Association International Centre for Dispute Resolution, from alleging that we breached certain of our obligations under a Supply Agreement dated April 4, 2005, between us and MEDA (the “Supply Agreement”). MEDA amended its Demand in July 2008, following our termination of our license agreement for faropenem medoxomil with Asubio Pharma Co., Ltd, or Asubio Pharma. On April 27, 2007, we provided notice to MEDA of our termination of the Supply Agreement in accordance with the termination provisions of the Supply Agreement. We believe that we do not have obligations to MEDA under the Supply Agreement beyond May 11, 2007. The amended Demand seeks damages for breach of contract in the amount of €2.7 million (approximately $4.2 million at June 30, 2008) plus interest on such amounts and reimbursement of MEDA’s attorney fees and other costs incurred in the proceeding represented by the Demand. If the April 2007 termination of the Supply Agreement is determined to be ineffective, we would remain obligated for future decontamination fees of up to €1.7 million (approximately $2.7 million at June 30, 2008). We intend to vigorously defend ourselves against the allegations made in the amended Demand and based on the arbitration provisions of the contract, we expect the arbitration process to be completed in the second half of 2008.

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

We are currently pursuing strategic alternatives that include the merger or acquisition of some or all of our assets, which may divert attention from the development of our current product candidates or cause us to shift our focus to other assets or product candidates that have not yet been identified. The failure to enter into a strategic transaction or entering into a strategic transaction may materially and adversely affect our business.

Our operating strategy includes pursuing strategic alternatives. The strategic alternatives that we consider may involve a merger or acquisition of some or all of our assets. Such a transaction could involve a complete divestment of our current product candidates or the addition of assets and product candidates to our research and development pipeline that are currently unknown and therefore cannot be evaluated today. We cannot assure you that any of such additional assets or product candidates will be profitable or well-received by the market. Our board of directors and management team have devoted and will need to devote substantial time and resources to the consideration and implementation of any such strategic alternatives. We have altered our product development strategy in an effort to maximize the strategic opportunities that may be available for us. In addition, the failure to enter into a strategic transaction or close an announced strategic transaction may materially and adversely affect our business. Further, upon review of the strategic transactions available to us, our board of directors and management may conclude that we enter into a plan of liquidation, and after settlement of all identified outstanding liabilities, distribute net cash proceeds to our then current shareholders. Our failure to enter into a strategic transaction could cause us to implement future restructurings that would result in the further downsizing of our operations and disruption to our business.

We have received a Warning Letter from the FDA for our NDA filed in December 2005 for faropenem medoxomil, our former product candidate that had been licensed from Asubio Pharma. Failure to resolve the matters addressed in the Warning Letter could negatively impact our ability to undertake clinical trials for our other product candidates or complete future IND and NDA submissions.

On January 22, 2008, we received a Warning Letter from the Division of Scientific Investigation of the FDA, or DSI, informing us of objectionable conditions found during its investigation of our role as applicant for our NDA for faropenem medoxomil. The FDA’s observations were based on its establishment inspection reports following on site inspections in conjunction with the FDA’s review of our NDA. Specifically DSI cited that we failed to make available the underlying raw data from the investigation for the FDA’s audit and failed to provide the FDA adequate descriptions and analyses of any other data or information relevant to the evaluation of the safety and effectiveness of faropenem medoxomil obtained or otherwise received by us from any source derived from clinical investigations. The clinical trials that supported our NDA were conducted by Bayer as a previous licensee of faropenem medoxomil. In June 2008, DSI made further inquires of us related to our previous responses to their observations in the Warning Letter. In July 2008, we communicated to the FDA our decision to terminate our license for faropenem medoxomil with Asubio Pharma and withdrew the NDA from consideration by the FDA. We also informed DSI of these actions. In a communication dated July 22, 2008 the FDA commented that since we have active Investigational New Drug applications, or IND’s, and ongoing clinical trials the issues raised in the Warning Letter remained open. Following receipt of this communication, we withdrew all of our open IND’s which relate to faropenem medoxomil and REP8839, and are closing out our remaining clinical trial reports in connection with our clinical trial using faropenem medoxomil for treatment of acute exacerbations of chronic bronchitis for which patient enrollment was stopped in April 2008. If we are unable to sufficiently establish to the FDA that future clinical trials conducted by us would be in accordance with FDA regulations, we may be subject to enforcement action by the FDA including being subject to the FDA’s Application Integrity Policy. This policy would require third party validation of the integrity of the raw data underlying any of our future filings to the FDA before those filings would be accepted for consideration. Such a requirement would be onerous and require significant additional time and expense for the clinical development and potential approval of our product candidates. Further, we could be subject to additional actions from the FDA that may negatively impact our ability to enter into clinical trials or submit an IND or NDA in the future.

If lawsuits or arbitration proceedings arising as a result of termination of collaboration or other commercial contracts are successfully brought against us, we may incur substantial liabilities and may be unable to commercialize our product candidates.

The interpretation of the terms of our collaboration and commercial agreements may be the subject of disagreement between us and our collaborators and other commercial partners that could result in lawsuits and/or arbitration proceedings. If former partners or other parties to our commercial contracts are successful in lawsuits or arbitration proceedings, we may incur judgments against us that could have a material impact on our financial position, limit our ability to complete development of and launch commercially our product candidates, and be a distraction to our business.

Between February 6, 2007 and May 7, 2007, we operated under the termination provisions of our collaboration agreement with Forest Laboratories. On April 27, 2007, under the termination provisions of our agreement with Forest Laboratories, we terminated our agreement with MEDA for the manufacture of 300 mg tablets of faropenem medoxomil. MEDA has disputed our right to terminate the agreement on the basis indicated in our notice of termination and contend that the agreement remained in place until the date we terminated our license agreement with Asubio Pharma, thereby terminating the entire faropenem medoxomil development program. We believe we have acted in accordance with the terms of these and other commercial agreements. MEDA has demanded an arbitration hearing to resolve this dispute. The result of an arbitration hearing is binding in accordance with the arbitration provisions of the agreement. If it is determined in an arbitration that we have obligations to MEDA under the agreement beyond May 11, 2007, then we may incur additional costs up to €2.7 million ($4.2 million as of June 30, 2008) plus interest. At June 30, 2008, we accrued for €1.1 million ($1.7 million at June 30, 2008) in amounts we may become obligated to pay as an outcome of the arbitration or as a result of a settlement reached between the parties.

Our drug discovery approach and technologies and our product candidates are unproven and in very early stages of development, which may not allow us to establish or maintain a clinical development pipeline or successful collaborations, and may never result in the discovery or development of commercially viable products.

Following our decision to terminate our license for faropenem medoxomil, we are dependent upon the success of the other product candidates in our pipeline or other compounds we may in-license. All of our existing product candidates and development stage programs are in preclinical development. We are dependent on the potential success of our internal discovery research programs and product candidates. Development of REP8839, one of our product candidates that has completed its Phase I clinical trials, was suspended by us due to the incremental investment that would be required to optimize the formulation of REP8839 and the niche initial target market being addressed by the product. As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program. A significant portion of the research that we are conducting involves new and unproven technologies, and may not result in the discovery or development of commercially viable products. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, any compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. There is no guarantee that we will be able to successfully advance any product candidates identified through our discovery research program into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale. If we are unable to develop suitable potential product candidates through internal research programs or are not able to advance the development of our early stage product candidates REP3123 and DNA replication inhibition, our business will suffer and we may be unable to grow our business.

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

We are a biopharmaceutical company that emerged from the development stage in February 2006 and have a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue from product sales. Our ability to generate revenue depends heavily on:

•	successfully developing or obtaining a collaboration partner for our anti-bacterial agent addressing C. difficile bacteria and C. difficile-associated disease, REP3123, or our DNA replication inhibition program; and

•	successfully commercializing any product candidates for which we receive FDA approval.

Our existing product candidates and development programs will require extensive additional clinical evaluation, regulatory approval, significant marketing efforts and substantial investment before they can provide us with any revenue. If we do not receive regulatory approval for and successfully commercialize our product candidates, we will be unable to generate any royalty revenue from product sales for many years, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in December 2000. At June 30, 2008, we had an accumulated deficit of approximately $137 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the suspension of our clinical development of faropenem medoxomil, our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses for the next several years as we pursue our clinical trials and research and development efforts. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never have any significant future revenue or become profitable on a sustainable basis.

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

We do not expect that our current capital resources will be sufficient to fund the complete development of our product candidates generated from our discovery research program. To date, our sources of cash have been limited primarily to the proceeds from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the suspension of our clinical development of faropenem medoxomil, our prospects for near term future revenues are substantially uncertain. We are currently using our cash and cash equivalents, short-term investments and interest earned on these balances toward the funding necessary to support our planned activities. If the funds provided from existing resources are insufficient to satisfy our future capital needs, or if we develop, in-license or acquire additional products or product candidates or pursue additional applications for our product candidates, we may seek to sell additional equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

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

Any of our product candidates that we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any of our product candidates that we advance into clinical trials are subject to extensive regulation by the FDA in the U.S. and by comparable governmental authorities in foreign markets. Currently, we have completed preclinical testing of REP3123. In the U.S. and in many foreign jurisdictions, rigorous preclinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change. We have not obtained regulatory approval for any product candidate.

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

Competition for qualified personnel in the biotechnology and pharmaceutical fields is intense. We will need to hire additional personnel should we expand our clinical development and commercial activities. In addition, we may be required to grant significant amounts of share-based compensation to certain individuals to attract them, which could increase the related non-cash compensation expense. We may not be able to attract and retain qualified personnel on acceptable terms. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason.

We may need to modify the size of our organization, and we may experience difficulties in managing either growth or restructuring.

We are a small company with 27 full time employees as of June 30, 2008. As our development and commercialization plans and strategies develop, we may need to either reduce or expand the size of our employee base for managerial, operational, sales, financial and other reasons. In December 2007, we undertook an organizational restructuring that reduced the number of employees in the clinical, commercial, administrative and research functions by 27 employees. In April and June 2008 we undertook further restructurings of our operations that reduced our commercial, clinical and administrative staff by a total of 23 employees. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Future restructuring activities may involve significant changes to our drug development and growth strategies, our commercialization plans and other operational matters, including a significant reduction in our employee base. Any future restructuring activity could result in disruption to our business, adversely affecting the morale of our employees and making it more difficult to retain qualified personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or restructuring activities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be. To that end, we must be able to:

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

None of our product candidates has been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we would not generate revenue or become profitable. Market acceptance of our product candidates by physicians, health care payors and patients will depend on a number of factors, including:

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

Even if our product candidates ultimately obtain regulatory approval, many of the above factors may be adversely impacted by the historical difficulty of obtaining any such approval and may create a negative perception among physicians and health care payors of the advantages or efficacy of our product candidates.

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

We are highly dependent upon consumer perceptions of us, and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

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

We have agreements with third-party contract research organizations to provide monitors for and to manage data for our clinical programs. We and our contract research organizations are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The development, manufacturing, pricing, marketing, sales, and reimbursement of our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our product candidates or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation, and exclusion of our products from the Medicare/Medicaid payment system. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot ensure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our annual reports filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year, when required. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, significant fines, enforcement or other civil or criminal actions by the Securities and Exchange Commission or delisting by the NASDAQ Global Market or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting or other consequence of failing to comply with applicable regulations, this may cause our stock price to decline.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 added an outpatient prescription drug benefit to Medicare, which became effective on January 1, 2006. Drug benefits under this provision are administered through private plans that negotiate price concessions from pharmaceutical manufacturers. We cannot be certain that our product candidates will successfully be placed on the list of drugs covered by particular health plans or plan formularies, nor can we predict the negotiated price for our product candidates, which will be determined by market factors. With respect to Medicaid, the Deficit Reduction Act of 2005 made several changes to the way pharmacies are reimbursed under Medicaid, most of which went into effect on January 1, 2007. These changes could lead to reduced drug prices. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients.

As a result of legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs. The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement of branded antibiotic product candidates. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Prior to June 28, 2006, there was no public market for our common stock. We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcement of FDA approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;

•	termination of significant agreements;

•	changes in laws or regulations applicable to our products, including but not limited to, clinical trial requirements for approvals;

•	the success of our development efforts and clinical trials;

•	the success of our efforts to acquire or in-license additional products or product candidates;

•	developments concerning future collaborations, including but not limited to, those with our sources of manufacturing supply and our commercialization partners;

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our commercialization partners, or our competitors and the timing of these introductions or announcements;

•	actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors;

•	changes in the market valuations of similar companies;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	the outcome of litigation or arbitration claims;

•	developments relating to proprietary rights held by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	the announcement of or other developments related to a strategic transaction; and

•	sales of our common stock by us or our stockholders.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. Further, certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies that were perceived to be operating sub-optimally due to governance or strategic related disagreements with such stockholders. Our stock price decreased significantly following our announcement that the FDA had issued a non-approvable letter for faropenem medoxomil, our former product candidate. If we face such litigation or stockholder activism efforts due to this development or any future development affecting us, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have had to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases Of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	That May Yet Be
	Total Number of		Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

6/23/08	744	(1)	$0.61	None	Not Applicable
6/30/08	7,647	(1)	$0.61	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 8, 2008. At the meeting, our stockholders voted to elect Daniel J. Mitchell and Geoffrey Duyk, M.D., Ph.D. to serve on the Board of Directors until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified and ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008.

The results of voting from the stockholders who voted was as follows:

On the election of Daniel J. Mitchell our stockholders voted: For: 22,385,651, Against: None, Withheld: 411,647

On the election of Geoffrey Duyk, M.D., Ph.D. our stockholders voted: For: 21,973,775, Against: None, Withheld: 823,523.

On the ratification and approval of KPMG LLP our stockholders voted: For: 22,662,517 Against: 133,192, Abstain: 1,589.

In addition to the directors elected above, Kenneth J. Collins, Kirk K. Calhoun, Augustine Lawlor and Edward Brown continued to serve as directors after the annual meeting.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Description of Document

10	.22+*	Separation Agreement, dated as of April 15, 2008, by and between the Registrant and Peter Letendre
10	.23+*	Consulting Agreement, dated as of April 16, 2008, by and between the Registrant and Peter Letendre
10	.24+*	Separation Agreement, dated as of May 1, 2008, by and between the Registrant and Roger Echols
10	.25+*	Consulting Agreement, dated as of May 2, 2008, by and between the Registrant and Roger Echols
31.1		Certification of principal executive officer required by Rule 13a-14(a)
31.2		Certification of principal financial officer required by Rule 13a-14(a)
32.1		Section 1350 Certification
+		Indicates management contract or compensatory plan.
*		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: August 5, 2008

Exhibit Index

Exhibit
Number		Description of Document

10	.22+*	Separation Agreement, dated as of April 15, 2008, by and between the Registrant and Peter Letendre
10	.23+*	Consulting Agreement, dated as of April 16, 2008, by and between the Registrant and Peter Letendre
10	.24+*	Separation Agreement, dated as of May 1, 2008, by and between the Registrant and Roger Echols
10	.25+*	Consulting Agreement, dated as of May 2, 2008, by and between the Registrant and Roger Echols
31.1		Certification of principal executive officer required by Rule 13a-14(a)
31.2		Certification of principal financial officer required by Rule 13a-14(a)
32.1		Section 1350 Certification
+		Indicates management contract or compensatory plan.
*		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.