Form 10-Q
period 2008-09-30
REPLIDYNE INC
filed 2008-11-06
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2008

Common Stock, $.001 par value per share	27,109,556 shares

PART I

ITEM 1.	FINANCIAL STATEMENTS

REPLIDYNE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$32,059	$43,969
Short-term investments	18,532	46,297
Prepaid expenses and other current assets	1,187	2,429
Property and equipment held for sale	131	—

Total current assets	51,909	92,695
Property and equipment, net	133	1,905
Other assets	70	90

Total assets	$52,112	$94,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,875	$12,255

Total current liabilities	6,875	12,255
Other long-term liabilities	—	31

Total liabilities	6,875	12,286

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000 shares; issued 27,159 and 27,085 shares; outstanding 27,118 and 27,077 shares at September 30, 2008 and December 31, 2007, respectively	27	27
Treasury stock, $0.001 par value; 41 and 8 shares at September 30, 2008 and December 31, 2007, respectively, at cost	(1)	(1)
Additional paid-in capital	192,090	191,570
Accumulated other comprehensive income	12	96
Accumulated deficit	(146,891)	(109,288)

Total stockholders’ equity	45,237	82,404

Total liabilities and stockholders’ equity	$52,112	$94,690

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share amounts)

Revenue	$—	$—	$—	$58,571

Costs and expenses:
Research and development	4,780	10,651	26,842	28,462
Sales, general and administrative	5,671	2,988	12,290	9,803

Total costs and expenses	10,451	13,639	39,132	38,265

Income (loss) from operations	(10,451)	(13,639)	(39,132)	20,306
Investment income and other, net	537	1,336	1,529	4,329

Net income (loss)	$(9,914)	$(12,303)	$(37,603)	$24,635

Net income (loss) per share — basic	$(0.37)	$(0.46)	$(1.39)	$0.92

Net income (loss) per share — diluted	$(0.37)	$(0.46)	$(1.39)	$0.89

Weighted average common shares outstanding — basic	27,082	26,780	27,049	26,696

Weighted average common shares outstanding — diluted	27,082	26,780	27,049	27,666

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(37,603)	$24,635
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	797	1,190
Share-based compensation	345	2,135
Discounts and premiums on short-term investments	171	614
Impairment of short-term investments	236	—
Loss on sale, disposition or impairment of property and equipment	839	—
Other	—	13
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	—	4,634
Prepaid expenses and other assets	1,262	(844)
Accounts payable and accrued expenses	(5,245)	441
Deferred revenue	—	(56,176)
Other long-term liabilities	(31)	(19)

Net cash used in operating activities	(39,229)	(23,377)

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(7,923)	(19,172)
Purchases of short-term investments classified as held-to-maturity	(1,453)	(64,840)
Maturities of short-term investments classified as available-for-sale	5,124	53,747
Maturities of short-term investments classified as held-to-maturity	31,526	69,304
Acquisitions of property and equipment	(3)	(171)
Proceeds from sale of property and equipment	6	7

Net cash provided by investing activities	27,277	38,875

Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	27	61
Proceeds from issuance of common stock under the employee stock purchase plan	32	225
Purchase of unvested restricted stock from employees	(17)	—

Net cash provided by financing activities	42	286

Net increase (decrease) in cash and cash equivalents	(11,910)	15,784
Cash and cash equivalents:
Beginning of period	43,969	24,091

End of period	$32,059	$39,875

The accompanying notes are an integral part of the condensed financial statements.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	NATURE OF BUSINESS AND PROPOSED TRANSACTION

Replidyne, Inc. (Replidyne or the Company) has previously announced that it was reviewing a range of strategic alternatives that could result in potential changes to the Company’s current business strategy and future operations. As a result of its strategic alternatives process, on November 3, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) with Cardiovascular Systems, Inc. (Cardiovascular Systems). Pursuant to the terms of the Merger Agreement, a wholly owned subsidiary of the Company will be merged with and into Cardiovascular Systems (Merger), with Cardiovascular Systems continuing after the Merger as the surviving corporation.

The Company and Cardiovascular Systems are targeting a closing of the Merger in the first quarter of 2009. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will issue, and holders of Cardiovascular Systems capital stock will receive, shares of common stock of the Company, such that following the consummation of the transactions contemplated by the Merger Agreement, current stockholders of the Company, together with holders of Company options and warrants, are expected to own approximately 17% of the common stock of the combined company and current Cardiovascular Systems stockholders, together with holders of Cardiovascular Systems options and warrants, are expected to own or have the right to acquire approximately 83% of the common stock of the combined company, both on a fully diluted basis using the treasury stock method.

Subject to the terms of the Merger Agreement, upon consummation of the transactions contemplated by the Merger Agreement, at the effective time of the Merger, each share of Cardiovascular Systems common stock issued and outstanding immediately prior to the Merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of the Company common stock as determined pursuant to the exchange ratio described in the Merger Agreement. In addition, the Company will assume options and warrants to purchase shares of Cardiovascular Systems common stock which will become exercisable for shares of the Company’s common stock, adjusted in accordance with the same exchange ratio. The exchange ratio will be based on the number of outstanding shares of capital stock of the Company and Cardiovascular Systems, and any outstanding options and warrants to purchase shares of capital stock of the Company and Cardiovascular Systems, and the Company’s net assets, in each case calculated in accordance with the terms of the Merger Agreement as of immediately prior to the effective time of the Merger, and will not be calculated until such time.

Following consummation of the Merger, the Company will be renamed Cardiovascular Systems, Inc. and its headquarters will be located in St. Paul, Minnesota, at Cardiovascular Systems’ headquarters. The Company has agreed to appoint directors designated by Cardiovascular Systems to the Company’s Board of Directors, specified current directors of the Company will resign from the Board of Directors and the Company will appoint new officers designated by Cardiovascular Systems.

Consummation of the Merger is subject to closing conditions, including among other things, (i) the filing by the Company with the Securities and Exchange Commission (SEC) of a registration statement on Form S-4 with respect to the registration of the shares of Company common stock to be issued in the Merger and a declaration of its effectiveness by the SEC, (ii) approval and adoption of the Merger Agreement and Merger by the requisite vote of the stockholders of Cardiovascular Systems, (iii) approval of the issuance of shares of Company common stock in connection with the Merger and approval of the certificate of amendment effecting a reverse stock split by the requisite vote of Company stockholders; and (iv) conditional approval for the listing of Company common stock to be issued in the Merger on the Nasdaq Global Market.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Merger Agreement contains certain termination rights for both the Company and Cardiovascular Systems, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company or Cardiovascular Systems may be required to pay the other party a termination fee of $1.5 million plus reimbursement to the applicable party of all actual out-of-pocket legal, accounting and investment advisory fees paid or payable by such party in connection with the Merger Agreement and the transactions contemplated thereby.

If the Merger Agreement is terminated and the Company determines to seek another business combination, the Company may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed Merger with Cardiovascular Systems. In such circumstances, the Company’s board of directors may elect to, among other things, take the steps necessary to liquidate the Company’s business and assets. In the case of a liquidation, the consideration that the Company might receive may be less attractive than the consideration to be received by the Company and its stockholders pursuant to the Merger with Cardiovascular Systems.

In August 2008, in connection with a restructuring of the Company’s workforce that will result in its headcount being reduced to six employees by October 31, 2008, the Company suspended the development of its lead product candidate REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection (CDI) and its other novel anti-infective programs based on its bacterial DNA replication inhibition technology. The Company is considering the sale of REP3123 and its related technology and the sale of anti-infective programs based on the Company’s bacterial DNA replication inhibition technology in a transaction or transactions separate from the Merger. The Company had previously devoted substantially all of its clinical development and research and development efforts and a material portion of its financial resources toward the development of faropenem medoxomil, REP3123, its DNA replication inhibition technology and other product candidates. The Company has no product candidates currently in active clinical or pre-clinical development.

2.	ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The condensed balance sheet as of September 30, 2008, condensed statements of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007 and related disclosures, respectively, have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All disclosures as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, presented in the notes to the condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary to present fairly the financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been made. These interim results of operations for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the full year ended December 31, 2008. The December 31, 2007 balance sheet and related disclosures were derived from the Company’s audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs —	observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2008, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s short-term securities it classifies as available-for-sale. The Company believes that the carrying amounts of its other financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2008. Assets are measured on a recurring basis if they are remeasured at least annually (in thousands).

	Level 1	Level 2	Total

Money market funds	$3,602	$—	$3,602
Commercial paper	—	19,399	19,399
U.S. bank and corporate notes	—	12,659	12,659
U.S. government agencies	—	9,872	9,872

Total	$3,602	$41,930	$45,532

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates market value.

Short-Term Investments

Short-term investments are investments with a maturity of more than three months when purchased. At September 30, 2008, initial contractual maturities of the Company’s short-term investments were less than two years. At September 30, 2008, the weighted average days to maturity was less than ten months.

Management determines the classification of securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, at purchase based on its intent. The Company classifies its marketable equity and debt securities into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those debt securities which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Those securities not classified as held-to maturity are considered available-for-sale. These securities are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss until realized. Cost

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other.

Unrealized losses are charged against “Investment income and other, net” when a decline in fair value is determined to be other-than-temporary. In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “investment income and other, net.” The cost of all securities sold is based on the specific identification method. The Company recognized a charge of $0.3 million during the three and nine months ended September 30, 2008 and no charges during the corresponding periods in 2007 related to other-than-temporary declines in the estimated fair values of certain of the Company’s marketable equity and debt securities.

The following table sets forth the classification of the Company’s investments (in thousands):

	September 30,	December 31,
	2008	2007

Available-for-sale securities — recorded at fair value	$18,532	$16,213
Held-to-maturity securities — recorded at amortized cost	—	30,084

Total short-term investments	$18,532	$46,297

The following table sets forth the types of short-term investments the Company has classified as available-for-sale securities (in thousands):

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$12,644	$12,659	$3,998	$4,005
U.S. bank and corporate notes	5,877	5,873	12,119	12,208

	$18,521	$18,532	$16,117	$16,213

Unrealized holding gains and losses on available-for-sale securities as of September 30, 2008 were $33 thousand and $11 thousand, respectively. The Company recognized an other-than-temporary impairment charge of $0.3 million during the three and nine months ended September 30, 2008 and has reclassified this amount from “accumulated other comprehensive income” to “investment income and other, net.” Unrealized holding gains and losses on available-for-sale securities as of December 31, 2007 were $0.1 million and $7 thousand, respectively.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. bank and corporate notes	$—	$—	$30,084	$30,091

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

Impairment of Long-Lived Assets

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

In conjunction with the restructuring of its operations announced in August 2008, the Company concluded that changes in its business indicated the carrying amount of certain of its property and equipment may not be fully recoverable. The Company recorded as selling, general and administrative expenses an impairment charge of $0.8 million during the third quarter of 2008.

Accrued Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys, independent accountants and investigators in conjunction with preclinical and clinical trials, and fees payable to contract manufacturers in connection with the production of materials related to product candidates. Estimates are most affected by the Company’s understanding of the status and timing of services provided relative to the actual level of services provided by the service providers. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is often subject to judgment. The Company is also party to agreements which include provisions that require payments to the counterparty under certain circumstances. Additionally, the Company may be required to estimate and accrue

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

for certain loss contingencies related to litigation or arbitration claims. The Company develops estimates of liabilities using its judgment based upon the facts and circumstances known and accounts for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S.

Restructuring Liabilities

The Company has and may continue to restructure its operations to better align its resources with its operating and strategic plans. Restructuring charges can include amounts related to employee severance, employee benefits, property impairment, facility abandonment and other costs. The Company is often required to use estimates and assumptions when determining the amount and in which period to record charges and obligations related to restructuring activities.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

Clinical Trial Expenses

Currently, the Company has one clinical trial that it discontinued enrolling in April 2008 and expects to finalize the related regulatory reports during the fourth quarter of 2008. The Company records clinical trial expenses based on estimates of the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) and other third party vendors associated with its clinical trials. The Company contracts with third parties to perform a range of clinical trial activities in the ongoing development of its product candidates. The terms of these agreements vary and may result in uneven payments. Payments under these contracts depend on factors such as the achievement of certain defined milestones, the successful enrollment of patients and other events. The objective of the Company’s clinical trial accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. In doing so, the Company relies on information from CROs and its clinical operations group regarding the status of its clinical trials to calculate the accrual for clinical expenses at the end of each reporting period.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which was adopted on January 1, 2006 under the prospective transition method. The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for option grants. The Company estimates forfeitures based upon historical forfeiture rates and assumptions regarding future forfeitures. The Company will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Based on an analysis of historical forfeiture rates and assumptions regarding future forfeitures, the Company applied a weighted average annual forfeiture rate of 23.07% and 4.36% during the nine months ended September 30, 2008 and 2007, respectively. The increase in the forfeiture rate during 2008 is primarily attributable to the Company’s recent organizational restructurings and future expectations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

outstanding and is derived from the contractual terms of the options granted and historical and expected option exercise behaviors.

No options were granted during the three months ended September 30, 2008. For options granted during the three months ended September 30, 2007, the Company estimated the fair value of option grants as of the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: expected volatility of 75%, risk-free interest rate of 4.60%, and a dividend yield of 0.00%.

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

Under SFAS No. 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense under the Company’s Employee Stock Purchase Plan is calculated based on participant elected contributions and estimated fair values of the common stock and the purchase discount at the date of the offering. See Note 9 for further information on share-based compensation under these plans. Share-based compensation included in the Company’s statements of operations was as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Research and development	$(41)	$335	$32	$939
Sales, general and administrative	342	412	313	1,196

	$301	$747	$345	$2,135

The decrease in share-based compensation expense in 2008 was primarily related to a change in the Company’s estimate of expected forfeitures. The Company bases its estimate of expected forfeitures on historical forfeiture rates and assumptions regarding future forfeitures. During the nine months ended September 30, 2008, the Company applied a weighted average expected annual forfeiture rate of 23.07% as compared to an expected forfeiture rate of 4.36% that was applied during the nine months ended September 30, 2007. The increase in the expected forfeiture rate is primarily attributable to increased forfeitures as a result of the Company’s recent organizational restructurings and future expectations.

SFAS No. 123(R) is applied only to awards granted or modified after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) are accounted for under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations unless modified subsequent to the Company’s adoption of SFAS No. 123(R).

For stock options granted as consideration for services rendered by nonemployees and for options that may continue to vest upon the change in status from an employee to a nonemployee who continues to provide services to the Company, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123(R), Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees, as amended. The Company has historically estimated the fair value of share-based payments issued to nonemployees based on the estimated fair value of the stock options granted, rather than basing its estimate on the fair value of the services received, as the Company has determined that the value of the stock options granted was more reliably determinable. The estimated fair value of options granted to nonemployees is expensed over the service period (which is generally equal to the period over which the options vest) and remeasured each reporting date until the options vest or performance is complete.

If an employee becomes a nonemployee and continues to vest in an option grant under its original terms, the option is treated as an option granted to a nonemployee prospectively, provided the individual is required to continue providing services. The option is accounted for prospectively under EITF No. 96-18 such that the fair value of the option is remeasured at each reporting date until the earlier of: i) the performance commitment date or ii) the date the services have been completed. Only the portion of the newly measured cost attributable to the remaining requisite service period is recognized as compensation cost prospectively from the date of the change in status. During the three and nine months ended September 30, 2008 the Company recognized share-based compensation expense relating to nonemployee options of $0.1 million and $0.2 million, respectively. No amounts were recognized in 2007.

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. The Company’s comprehensive income (loss) is comprised of its net income (loss) and unrealized gains and losses on securities available-for-sale. For the three months ended September 30, 2008 and 2007, comprehensive loss was $10.0 million and $12.3 million, respectively. For the nine months ended September 30, 2008 comprehensive loss was $37.7 million. For the nine months ended September 30, 2007 the Company reported comprehensive income of $24.7 million.

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

Based on an analysis of historical equity transactions under the provisions of Section 382 of the Internal Revenue Code, the Company believes that ownership changes have occurred at two points since its inception. These ownership changes limit the annual utilization of the Company’s net operating losses in future periods. The Company’s only significant deferred tax assets are its net operating loss carryforwards. The Company has provided a valuation allowance for its entire net deferred tax asset since its inception as, due to uncertainty as to future utilization of its net operating loss carryforwards, and the Company’s history of operating losses, the Company has concluded that it is more likely than not that its deferred tax asset will not be realized.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At September 30, 2008, the Company had no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as general and administrative expenses. At September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2004 to 2007 federal returns remain open to examination, and the tax years 2004 to 2007 also remain open to examination by other taxing jurisdictions to which the Company is subject.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued or if restrictions had been lifted on restricted stock. The dilutive effect of common stock equivalents such as outstanding stock options, warrants and restricted stock is reflected in diluted net loss per share by application of the treasury stock method.

Potentially dilutive securities representing approximately 3.5 million and 3.4 million shares of common stock for the three months ended September 30, 2008 and 2007, respectively, and 3.5 million and 1.5 million shares of common stock for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan and restricted stock.

Research and Development

Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, licenses to technology, supplies and contract services relating to the development of new products and technologies, allocated overhead, clinical trial and related clinical manufacturing costs, and other external costs.

The Company has historically produced, but no longer produces, clinical and commercial grade product in its Colorado facility and through third parties. Prior to filing for regulatory approval of its products for commercial sale, and such regulatory approval being assessed as probable, these costs have been expensed as research and development expense when incurred.

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

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

the standard for non-financial assets and liabilities. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption did not have a material impact on the Company’s financial statements. The Company does not expect that the remaining provisions of SFAS 157, when adopted, will have a material impact on its financial statements.

3.	PROPERTY AND EQUIPMENT

The following table sets forth the Company’s property and equipment (in thousands):

	September 30,	December 31,
	2008	2007

At Cost
Equipment and software	$3,838	$5,011
Furniture and fixtures	371	700
Leasehold improvements	1,950	2,220

	6,159	7,931
Less: accumulated depreciation and amortization	(5,895)	(6,026)

	$264	$1,905

Property and equipment, net	$131	$1,905
Property and equipment held for sale	133	—

	$264	$1,905

During the three months ended September 30, 2008 and 2007, depreciation and amortization expense was $0.2 million and $0.4 million, respectively. During the nine months ended September 30, 2008 and 2007, depreciation and amortization expense was $0.8 million and $1.2 million, respectively. The Company also recorded an impairment charge against property and equipment of $0.8 million during the third quarter of 2008.

At September 30, 2008, the net carrying value of property and equipment held for sale was $0.1 million. Property and equipment held for sale are stated at the lower of carrying amount of fair value less cost to sell.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table sets forth the Company’s accounts payable and accrued expenses (in thousands):

	September 30,	December 31,
	2008	2007

Accounts payable, trade	$685	$4,553
Accrued restructuring charges and other severance costs	4,825	1,378
Other accrued employee compensation, benefits, withholdings and taxes	451	1,737
Accrued clinical trial costs	330	1,227
Accrued manufacturing supply agreement fees and termination costs	—	2,641
Other	584	719

	$6,875	$12,255

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	COMMITMENTS AND CONTINGENCIES

Indemnifications

The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that the Company may terminate the employment of the executive at any time with or without cause. If an executive is terminated by the Company without cause or such executive resigns for good reason, as defined, then such executive is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) salary continuation for a period of twelve months (or eighteen months with respect to its chief executive officer and chief scientific officer) from the date of termination, ii) a bonus equal to the average of such executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase the Company’s common stock, and iv) other benefits. As of September 30, 2008, the Company has an accrued but unpaid balance of $2.2 million for its estimate of unpaid benefits expected to be incurred under these employment agreements.

In addition, the Company has entered into retention bonus agreements with its chief financial officer and senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonuses), which was earned and fully accrued for at September 30, 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million (Transaction Bonuses), which final amount will be determined by the Company’s board of directors in its sole discretion, provided that such executive remains employed by the Company through the consummation of a strategic transaction. The Retention Bonuses were paid in October 2008. Management evaluates the probability of triggering the Transaction Bonuses each quarter and, when the bonuses are deemed to be probable of being incurred, the Company will begin expensing the Transaction Bonuses accordingly. As of September 30, 2008, the Transaction Bonuses have not been paid or accrued for.

During 2007 the Company established a severance benefit plan that defines termination benefits for eligible employees. The severance plan does not apply to employees who have entered into separate employment agreements with the Company. Under the severance plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level as defined by the Company, plus an additional two weeks pay for each year of service. Employees are also entitled to receive other benefits such as health insurance during the period of severance under the plan. As of September 30, 2008, the Company has accrued for its estimate of unpaid benefits expected to be incurred under this plan with respect to current and former employees. As of September 30, 2008, the balance of accrued but unpaid benefits under the severance plan was $1.8 million.

Asubio Pharma and Nippon Soda Supply Agreement

On June 20, 2008 the Company notified Asubio Pharma Co. Ltd., or Asubio Pharma, and Nippon Soda Company Ltd., or Nippon Soda, of its decision to terminate the supply agreement for the exclusive supply of the Company’s commercial requirements of the active pharmaceutical ingredient in faropenem medoxomil.

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

In July 2008, the Company paid Nippon Soda unpaid delay compensation fees accumulated through the effective date of termination of the supply agreement totaling $1.0 million. In addition, the Company reimbursed Nippon Soda for certain engineering costs totaling $0.6 million. These fees were recorded as research and development expense in prior periods. The Company has no further financial obligations under this agreement.

MEDA Supply Agreement Arbitration Settlement

In July 2008, MEDA Manufacturing GmbH (MEDA) filed an amended demand for arbitration after the Company terminated its license agreement with Asubio Pharma and relinquished all rights to the faropenem medoxomil program. In its amended demand, MEDA claimed that the Company terminated its supply agreement with MEDA in June 2008 when it returned the faropenem medoxomil program to Asubio Pharma and did not have the right to terminate its supply agreement with MEDA in April 2007. During the third quarter of 2008, the Company and MEDA settled this claim and the Company paid MEDA $2.1 million. The Company has no further financial obligations under this agreement.

Other

The Company entered into an agreement with a bank to provide investment banking services. Under the terms of the agreement, the Company may incur transaction fees of at least $4 million and up to $6 million based on the value of a completed license or strategic transaction, as defined. Additionally, a fee of $1.0 million was due and payable under this agreement following the Company’s announcement of the proposed transaction with Cardiovascular Systems in November 2008. This fee is creditable against the final fee that would become due if the proposed transaction is consummated. As of September 30, 2008, no amounts have been paid or accrued for under this agreement.

6.	RESTRUCTURING CHARGES

In the fourth quarter of 2007, the Company announced a restructuring of its operations to align its organization with its strategic priorities. As a result of this restructuring, the Company reduced its headcount, primarily in administrative, clinical, commercial and regulatory functions, and recognized related expense of $1.4 million.

The following table summarizes activity in the restructuring accrual related to the 2007 restructuring (in thousands):

	Severance
	and
	Related
	Benefits	Other	Total

Remaining costs accrued at December 31, 2007	$1,353	$25	$1,378
Cash payments	(1,320)	(25)	(1,345)
Non-cash adjustments	(33)	—	(33)

Remaining costs accrued at September 30, 2008	$—	$—	$—

In April and June 2008, the Company completed additional restructurings of its operations under which it recorded $2.5 million of expense in the second quarter of 2008. These restructurings included the termination of 23 employees from the clinical, commercial, research and administrative functions of the Company, and closure of the Company’s office in Milford, Connecticut. In addition, the Company discontinued enrollment in its placebo-controlled Phase III clinical trial of faropenem medoxomil in patients with acute exacerbations of chronic bronchitis. The charges associated with the restructuring included approximately $2.1 million of cash

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

expenditures for employee severance benefits, $0.1 million of cash expenditures for facility related costs, and $0.3 million for non-cash expenses related primarily to accelerated depreciation of certain property and equipment. The following table summarizes activity in the restructuring accrual related to the April and June 2008 restructurings (in thousands):

Severance
and
Related
Benefits

Costs recognized through September 30, 2008	$2,132
Cash payments	(1,336)
Non-cash adjustments	(100)

Remaining costs accrued at September 30, 2008	$696

In August 2008, the Company announced an additional restructuring of its operations resulting in the termination of 19 employees among clinical, research and development and administrative functions. The August restructuring will reduce the number of employees to 6 in actions that are scheduled to take place through October 2008. In conjunction with these actions, the Company suspended further development activities of its C. difficile and DNA replication inhibition programs. The Company recorded $3.1 million of costs related to the August restructuring during the third quarter of 2008 which comprised of $1.6 million of cash expenditures for employee severance benefits, $0.8 million in cash expenditures for lease payments in excess of expected sub-lease income, and $0.7 million for non-cash expense related to the impairment of property and equipment. The following table summarizes activity in the restructuring accrual related to the August restructuring (in thousands):

Severance
and
Related
Benefits

Costs recognized through September 30, 2008	$1,550
Cash payments	(44)
Non-cash adjustments	(15)

Remaining costs accrued at September 30, 2008	$1,491

Additionally, during the third quarter of 2008 the Company determined that severance and related benefits for its remaining five employees was both probable of being paid and estimable. Accordingly, the Company accrued for an additional $1.8 million for employee severance and related benefits in accordance with individual employment agreements or the Company’s severance plan.

7.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan and matches an amount equal to 50 percent of employee contributions, limited to $2 thousand per participant annually. During the three months ended September 30, 2008 and 2007, the Company provided matching contributions under this plan of $2 thousand and $29 thousand, respectively. During each of the nine months ended September 30, 2008 and 2007, the Company provided matching contributions of $0.1 million.

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

Common Stock Warrants

In connection with the issuance of debt and convertible notes in 2002 and 2003, the Company issued warrants to certain lenders and investors to purchase shares of the Company’s then outstanding redeemable convertible preferred stock. The warrants were initially recorded as liabilities at their fair value. In July 2006, upon completion of the Company’s initial public offering, all outstanding preferred stock warrants were automatically converted into common stock warrants and reclassified to equity at the then current fair value. As of September 30, 2008 and December 31, 2007, warrants for the purchase of 53,012 shares of common stock were outstanding and exercisable with exercise prices in the range of $4.90 to $6.13 per share.

9.	SHARE-BASED COMPENSATION

Stock Option Plan

The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for issuances of up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees. Nonqualified stock options may be granted by the Company to its employees, directors, and nonemployee consultants. Generally, options granted under the Option Plan expire ten years from the date of grant and vest over four years. Options granted in prior years generally vest 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. Options granted in 2008 generally vest in equal monthly installments over 48 months. This plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R).

The following is a summary of stock option activity (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In millions)

Options outstanding at January 1, 2008	2,880	$4.42
Granted	1,569	1.83
Exercised	(46)	0.59
Forfeited	(974)	4.21

Options outstanding at September 30, 2008	3,429	$3.35	7.28	—

Options exercisable at September 30, 2008	1,400	$3.63	6.24	—

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and exercisable options at September 30, 2008 (share amounts in thousands):

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.49 to $ 1.64	537	6.74	$0.87	411	$0.78
1.86 to 1.86	989	8.38	1.86	99	1.86
3.19 to 3.19	777	6.85	3.19	317	1.40
5.20 to 5.20	163	7.44	5.20	102	1.64
5.35 to 10.00	963	6.77	6.07	471	1.86

	3,429		$3.35	1,400	$3.63

No options were granted during the three months ended September 30, 2008. The weighted average grant date fair value of options granted to employees during the three months ended September 30, 2007 was $2.78 per share, and during the nine months ended September 30, 2008 and 2007 was $1.09 and $2.75 per share, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $15 thousand and $45 thousand, respectively, and during the nine months ended September 30, 2008 and 2007 was $37 thousand and $0.2 million, respectively.

Performance Options

In March 2008, the Company issued 400,000 options to certain of its executives. The options contain performance vesting conditions and were granted at an exercise equal to the fair value of the underlying common stock on the date of grant of $1.86 per share. Currently, these options will vest in full, at the sole discretion of the Company’s board of directors, immediately prior to the consummation of a strategic transaction. Vested options, if any, continue to be exercisable three years following termination of the employee’s continued service with the Company. These options currently remain unvested. The Company evaluates the probability of meeting the performance conditions on a quarterly basis and, as of September 30, 2008, has not recognized any share-based compensation expense related to these options.

Restricted Shares of Common Stock

The Company had granted options to certain of its employees to purchase shares of its common stock that were eligible to be exercised prior to vesting, provided that the shares issued upon such exercise are subject to restrictions which will be released in parallel with the vesting schedule of the option. In the event of termination of the service of an employee, the Company may repurchase all unvested shares from the option holder at the price paid to exercise such options.

The table below provides a summary of restricted stock activity (in thousands):

Restricted, non-vested shares outstanding at January 1, 2008	223
Shares vested upon release of restrictions	(175)
Restricted stock repurchased upon termination of employment	(33)

Restricted, non-vested shares outstanding at September 30, 2008	15

REPLIDYNE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation — Stock Options

During the three months ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $0.3 million and $0.7 million, respectively, and during the nine months ended September 30, 2008 and 2007 recognized $0.3 million and $2.0 million, respectively. As of September 30, 2008, the Company had $2.1 million of total unrecognized compensation costs (or $1.0 million net of expected forfeitures) from options granted to employees under the Option Plan to be recognized over a weighted average remaining period of 2.86 years. Additionally, as of September 30, 2008, the Company had $0.6 million of total unrecognized share-based compensation costs (net of expected forfeitures) from options granted with performance conditions.

Nonemployee Options

During the three and nine months ended September 30, 2008, the Company granted 100,000 stock options to certain former employees in their new capacity as consultants to the Company at exercise prices equal to the fair value of the underlying shares of common stock on the date of grant. The options vest over eight months and have a contractual life of ten years. Additionally, certain former employees who have changed their status with the Company from employee to nonemployee, have met the continued service requirements of the Company’s equity incentive plan and have continued to vest in options previously granted to them as employees. Vesting continues until their continued service to the Company is terminated. The Company recorded $0.1 million and $0.2 million in compensation expense during the three and nine months ended September 30, 2008, respectively, related to the nonemployee options, and will re-measure compensation expense until these options vest. Based on the Company’s current estimate of fair value and the period under which continued service will be terminated, the Company expects to recognize approximately $0.1 million of remaining unamortized expense in the fourth quarter of 2008.

Employee Stock Purchase Plan

The Company has reserved approximately 306,000 shares of its common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the board of directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, approximately 140,000 shares have been issued pursuant to the Purchase Plan. During the three months ended September 30, 2008 and 2007, the Company recognized $14 thousand and $45 thousand in share-based compensation expense, respectively, and during the nine months ended September 30, 2008 and 2007, the Company recognized $41 thousand and $0.2 million, respectively. No employees remain as participants in the current offering period which ends on December 31, 2008.

10.	INCOME TAXES

SFAS No. 109 requires that a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the timing and implications of our ongoing review of strategic alternatives; the outcome of our responses to the FDA with regard to the Warning Letter issued to us in February 2008 and subsequent related communications; the extent to which our intellectual property rights may protect our technology and product candidates; our plans and ability to enter into collaboration arrangements or strategic alternatives; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We have previously announced that we were reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As a result of our strategic alternatives process, on November 3, 2008, we entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) with Cardiovascular Systems, Inc. (Cardiovascular Systems). Pursuant to the terms of the Merger Agreement, a wholly owned subsidiary of the Company will be merged with and into Cardiovascular Systems (Merger), with Cardiovascular Systems continuing after the Merger as the surviving corporation.

We and Cardiovascular Systems are targeting a closing of the Merger in the first quarter of 2009. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will issue, and holders of Cardiovascular Systems capital stock will receive, shares of our common stock, such that following the consummation of the transactions contemplated by the Merger Agreement, our current stockholders, together with holders of our options and warrants, are expected to own approximately 17% of the common stock of the combined company and current Cardiovascular Systems stockholders, together with holders of Cardiovascular Systems options and warrants, are expected to own or have the right to acquire approximately 83% of the common stock of the combined company, both on a fully diluted basis using the treasury stock method.

Subject to the terms of the Merger Agreement, upon consummation of the transactions contemplated by the Merger Agreement, at the effective time of the Merger, each share of Cardiovascular Systems common stock issued and outstanding immediately prior to the Merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of our common stock as determined pursuant to the exchange ratio described in the Merger Agreement. In addition, we will assume options and warrants to purchase shares of Cardiovascular Systems common stock which will become exercisable for shares of our common stock, adjusted in accordance with the same exchange ratio. The exchange ratio will be based on the number of outstanding shares of capital stock of us and Cardiovascular Systems, and any outstanding options and warrants to purchase shares of capital stock of ours and Cardiovascular Systems, and our net assets, in each case calculated in accordance with the terms of the Merger Agreement as of immediately prior to the effective time of the Merger, and will not be calculated until such time.

Following consummation of the Merger, the Company will be renamed Cardiovascular Systems, Inc. and its headquarters will be located in St. Paul, Minnesota, at Cardiovascular Systems’ headquarters. We have agreed to appoint directors designated by Cardiovascular Systems to our Board of Directors, specified members of our current directors will resign from the Board of Directors and we will appoint new officers designated by Cardiovascular Systems.

Consummation of the Merger is subject to closing conditions, including among other things, (i) the filing by us with the Securities and Exchange Commission (SEC) of a registration statement on Form S-4 with respect to the registration of the shares our common stock to be issued in the Merger and a declaration of its effectiveness by the SEC, (ii) approval and adoption of the Merger Agreement and Merger by the requisite vote of the stockholders of Cardiovascular Systems, (iii) approval of the issuance of shares of our common stock in connection with the Merger and approval of the certificate of amendment effecting a reverse stock split by the requisite vote of our stockholders; and (iv) conditional approval for the listing of our common stock to be issued in the Merger on the Nasdaq Global Market.

The Merger Agreement contains certain termination rights for both us and Cardiovascular Systems, and further provides that, upon termination of the Merger Agreement under specified circumstances, we or Cardiovascular Systems may be required to pay the other party a termination fee of $1.5 million plus reimbursement to the applicable party of all actual out-of-pocket legal, accounting and investment advisory fees paid or payable by such party in connection with the Merger Agreement and the transactions contemplated thereby.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed merger with Cardiovascular Systems. In such circumstances, our board of directors may elect to, among other things, take the steps necessary to liquidate our business and assets. In the case of a liquidation, the consideration that we might receive may be less attractive than the consideration to be received by us and our stockholders pursuant to the Merger with Cardiovascular Systems.

In August 2008, in connection with a restructuring of our workforce that will result in our headcount being reduced to six employees by October 31, 2008, we suspended the development of our lead product candidate REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection (CDI) and our other novel anti-infective programs based on our bacterial DNA replication inhibition technology. We are considering the sale of REP3123 and its related technology and the sale of anti-infective programs based on our bacterial DNA replication inhibition technology in a transaction or transactions separate from the Merger. We had previously devoted substantially all of our clinical development and research and development efforts and a material portion of our financial resources toward the development of faropenem medoxomil, REP3123, our DNA replication inhibition technology and our other product candidates, and we have no product candidates currently in active clinical or preclinical development.

In June 2008, we announced our decision to terminate our license agreement with Asubio Pharma, Co., Ltd, or Asubio Pharma, for the development and commercialization of faropenem medoxomil in the U.S. and Canada. As a result of this termination, we relinquished all of our rights to the development and commercialization of faropenem medoxomil.

As of September 30, 2008, we reported net assets of $45.2 million. We have incurred significant operating losses since our inception on December 6, 2000, and, as of September 30, 2008, we had an accumulated deficit of $147 million. We have generated no sustainable revenue or revenue from product sales to date. We have funded our operations principally from the sale of our securities and amounts received from Forest Laboratories under our former collaboration and commercialization agreement. Although we reported net income for the year ended December 31, 2007 as a result of the termination of our agreement with Forest Laboratories, we expect to incur substantial operating losses for the foreseeable future.

Results of Operations — Three Months Ended September 30, 2008 and 2007

Research and Development Expense

Research and development expenses were $4.8 million for the third quarter of 2008 compared to $10.7 million for the third quarter of 2007. Research and development expenditures were as follows (in thousands):

	Three Months
	Ended
	September 30,		Change
	2008	2007	$	%

Faropenem medoxomil program	$1,823	$6,863	$(5,040)	(73)%
Other research and development programs	2,957	3,788	(831)	22%

	$4,780	$10,651	$(5,871)	(55)%

Costs to support the faropenem medoxomil program were $1.8 million during the third quarter of 2008 compared to $6.9 million in the third quarter of 2007. Following the termination of our license agreement with Asubio Pharma Co., Ltd., or Asubio Pharma, in June 2008, activities related to the faropenem medoxomil program were limited to steps required to complete patient monitoring, database analysis and regulatory reporting related to the Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis. Patient enrollment in this clinical trial was suspended in April 2008. As a result, clinical trial expenditures and costs of internal research and development personnel under the faropenem medoxomil program were $4.7 million lower during the third quarter of 2008 compared to the third quarter of 2007.

Costs to support our other research and development programs were $3.0 million during the third quarter of 2008 compared to $3.8 million in the third quarter of 2007. The costs of research and development related to our other development programs decreased following our announcement in August 2008 that we were suspending these programs.

During the third quarter of 2008, we incurred approximately $1.7 million in restructuring and severance charges which are included in the costs associated with our programs as described above. These charges consisted primarily of severance and related benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million for the third quarter of 2008 compared to $3.0 million for the third quarter of 2007. The increase primarily resulted from severance and related benefit charges of $1.6 million incurred during the third quarter of 2008 following our restructuring actions announced in August 2008 and our assessment that it was both probable and estimable that severance benefits would be incurred for our remaining employees. In addition, we recorded an impairment charge against our property and equipment of $0.8 million during the third quarter of 2008.

Investment Income and Other, net

During the third quarter of 2008, we reported investment income and other of $0.5 million compared to $1.3 million in the third quarter of 2007. The decrease was primarily due to lower overall cash available for investing and lower overall yields on investments in 2008 compared to the third quarter of 2007, which contributed to $1.0 million in lower investment income.

Results of Operations — Nine Months Ended September 30, 2008 and 2007

Revenue

We reported no revenue during the nine months ended September 30, 2008 compared to $58.6 million for the nine months ended September 30, 2007. Revenue recognized during the nine months ended September 30, 2007 included $56.2 million of license revenue, representing amortization of $60 million in upfront and milestone payments recognized upon the termination of our former collaboration and commercialization agreement with Forest Laboratories in the third quarter of 2007. Revenue recognized during the nine months ended September 30, 2007 also included $2.4 million of contract revenue for activities funded under our agreement with Forest Laboratories.

Research and Development Expense

Research and development expenses were $26.8 million for the nine months ended September 30, 2008 compared to $28.5 million for the nine months ended September 30, 2007. Research and development expenditures were as follows (in thousands):

	Nine Months
	Ended
	September 30,		Change
	2008	2007	$	%

Faropenem medoxomil program	$15,871	$17,808	$(1,937)	(11)%
Other research and development programs	10,971	10,654	317	3%

	$26,842	$28,462	$(1,620)	(6)%

Costs to support the faropenem medoxomil program were $15.9 million during the nine months ended September 30, 2008 compared to $17.8 million for the nine months ended September 30, 2007. Following the termination of our license agreement with Asubio Pharma and our supply agreement with Asubio Pharma and Nippon Soda in June 2008, our activities related to the faropenem medoxomil program were limited to steps required to complete patient monitoring, database analysis and regulatory reporting associated with the Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis. Patient enrollment in this clinical trial was suspended in April 2008.

As a result of terminating our faropenem medoxomil license and supply agreements, we incurred charges related to these agreements totaling $4.2 million during the nine months ended September 30, 2008. Additionally, we recorded a charge of $2.7 million during the nine months ended September 30, 2008 related to our obligation to reimburse MEDA Manufacturing GmbH (MEDA) for costs to decontaminate its facility. These increases were offset by $8.0 million of lower internal and external development costs incurred during the nine months ended September 30, 2008.

Costs to support our other research and development programs were $11.0 million for the nine months ended September 30, 2008 compared to $10.7 million for the nine months ended September 30, 2007. Costs of internal and external preclinical research for our REP3123 and DNA replication inhibition programs were $3.6 million higher during 2008 as compared to 2007. As these programs advanced closer to identification of a product candidate, development costs increased in 2008 as compared to 2007. We announced the suspension of all of our development programs in August 2008. Increased research and development costs during the first nine months of 2008 compared to the first nine months of 2007 were partially offset by a decrease of $3.5 million in costs to support the REP8839 program which was suspended during the fourth quarter of 2007.

During the nine months ended September 30, 2008, we incurred approximately $3.0 million in restructuring and severance charges which are included in the costs associated with our programs as described above. These charges consisted primarily of severance and related benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.3 million for the nine months ended September 30, 2008 compared to $9.8 million for the nine months ended September 30, 2007. The increase of $2.5 million was primarily due to charges of $2.1 million incurred in 2008 to settle a contract dispute between us and MEDA. Additionally, during the first nine months of 2008 we incurred approximately $3.2 million of restructuring and other severance charges. These increases were partially offset by $3.4 million in decreased salaries, benefits and variable compensation as our selling, general and administrative employee headcount was reduced by operational restructurings announced in December 2007 and during the nine months ended September 30, 2008.

Investment Income and Other, net

During the nine months ended September 30, 2008, we reported investment income and other of $1.5 million compared to $4.3 million for the nine months ended September 30, 2007. The decrease was primarily due to lower overall cash available for investing and lower overall yields on investments in 2008 compared to 2007, which contributed to $2.6 million in lower investment income.

Liquidity and Capital Resources

At September 30, 2008, we had $50.6 million in cash, cash equivalents and short-term investments and reported $45.2 million in net assets. We have accumulated significant net operating losses since our inception and as of September 30, 2008 we had an accumulated deficit of $147 million. We have funded our operations to date principally from private placements of our equity securities and convertible notes of $122 million, amounts received from Forest Laboratories under our former collaboration and commercialization agreement of $74.6 million and net proceeds from the initial public offering of our common stock of $44.5 million.

In May 2007, we entered into an arrangement with a bank to provide investment banking services. Under the terms of the agreement, we may incur transaction fees of at least $4 million and up to $6 million based on the value of a completed license or strategic transaction, as defined. Additionally, a fee of $1.0 million was due and payable under this agreement following our announcement of the proposed transaction with Cardiovascular Systems in November 2008. This fee is creditable against the final fee that would become due if the transaction is consummated. As of September 30, 2008, no amounts have been paid or accrued for under this agreement.

We have entered into employment agreements with our chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that we may terminate the employment of the executive at any time with or without cause. If an executive is terminated without cause or such executive resigns for good reason, as defined, then the executive is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer and chief scientific officer) from the date of termination, ii) a bonus equal to the average of the executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase our common stock, and iv) other benefits. As of September 30, 2008, we have accrued for our estimate of unpaid benefits expected to be incurred under these employment agreements. As of September 30, 2008, the balance of accrued but unpaid benefits was $2.2 million.

We have also entered into retention bonus agreements with our chief financial officer and senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonus), which was earned and fully accrued for at September 30, 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million, which final amount will be determined by our board of directors in its sole discretion, provided that such executive remains employed by us through the consummation of a strategic transaction (Transaction

Bonus). The Retention Bonuses were paid in October. As of September 30, 2008, the Transaction Bonuses have not been paid or accrued for.

During 2007, we established a severance benefit plan that defines termination benefits for all eligible employees, as defined, not under an employment contract, if the employee is terminated without cause. Under this plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level, as defined, plus an additional two weeks pay for each year of service. As of September 30, 2008, we have accrued for our estimate of unpaid benefits expected to be incurred under this plan with respect to current and former employees. As of September 30, 2008, the balance of accrued but unpaid benefits under the severance plan was $1.8 million.

We have not commercialized our product candidates or generated any revenue from product sales. We anticipate that we will continue to incur substantial net losses in the foreseeable future. However, we believe that our current cash, cash equivalents, short-term investments and net income earned on these balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 12 months. This forecast of the period in which our financial resources will be adequate to support operations is a forward-looking statement and involves risks, uncertainties and assumptions. Our actual results and the timing of selected events may differ materially from those anticipated as a result of many factors, including but not limited to those discussed under “Risk Factors” in Part II, Item 1A of this quarterly report.

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the costs of consummating the Merger with Cardiovascular Systems and such other costs that may result from any delay in such consummation;

•	the costs to enter into and the terms and timing of any sale of assets or strategic transactions involving our development stage programs;

•	the costs to enter into and subsequently, the terms and timing of, any merger, sale of assets including the sale of certain or all of our development stage programs, additional collaborative, strategic partnership or licensing agreements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the costs of defending any litigation or arbitration claims related to our material agreements.

If our available cash, cash equivalents, short-term investments and net income earned on these balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. The sale of additional equity may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, those securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our current forecasts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to modify our operating strategy.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. We are party to agreements which include provisions that require payments to the counterparty under certain circumstances. Additionally, we are required to assess and, if appropriate, accrue for certain loss contingencies related to litigation or arbitration claims. Further, we estimate severance and related amounts based on the terms of individual employment agreements or our severance benefit plan, whichever is applicable, based on our assessment of the probability of future events and our ability to estimate our liability. We develop estimates of liabilities using our judgment based upon the facts and circumstances known and account for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

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

Our exposure to market risk is primarily limited to our cash, cash equivalents and short-term investments. We have attempted to minimize risk by investing in quality financial instruments, primarily money market funds, federal agency notes, commercial paper, bank and corporate debt securities, with no security having an effective duration in excess of two years. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, including U.S. government, money market funds and under certain circumstances, derivative financial instruments. Our cash and cash equivalents as of September 30, 2008 included a liquid money market account. The securities in our investment portfolio are classified as available-for-sale and we believe, due to their short-term nature, subject to minimal interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.  No changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective October 31, 2008, we reduced our employee headcount to six employees. Following the announcement of our Merger Agreement with Cardiovascular Systems, our operations will be limited to activities related to consummating the Merger and winding up our business. Within the six retained employees we have retained our chief executive officer and chief financial officer. The day to day accounting and financial activities will be provided by knowledgeable, qualified contract accounting personnel who are familiar with our business. We believe that this structure will be adequate to maintain effective internal control over financial reporting.

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

If the proposed merger with Cardiovascular Systems, Inc. is not consummated, our business will be materially and adversely affected and our stock price could decline.

On November 3, 2008, we entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) with Cardiovascular Systems, Inc. (Cardiovascular Systems) pursuant to which, among other things, at the effective time of the merger, Cardiovascular Systems will be merged with and into a wholly owned subsidiary of the Company (Merger). Consummation of the Merger is subject to closing conditions, including among other things, (i) the filing by us with the Securities and Exchange Commission (SEC) of a registration statement on Form S-4 with respect to the registration of the shares of our common stock to be issued in the Merger and a declaration of its effectiveness by the SEC, (ii) approval and adoption of the Merger Agreement and Merger by the requisite vote of the stockholders of Cardiovascular Systems, (iii) approval of the issuance of shares of our common stock in connection with the Merger and approval of the certificate of amendment effecting a reverse stock split by the requisite vote of our stockholders; and (iv) conditional approval for the listing of our common stock to be issued in the Merger on the Nasdaq Global Market.

We and Cardiovascular Systems are targeting a closing of the Merger in the first quarter of 2009. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed merger with Cardiovascular Systems. In such circumstances, our board of directors may elect to, among other things, take the steps necessary to liquidate our business and assets. In the case of a liquidation, the consideration that we might receive may be less attractive than the consideration to be received by us pursuant to the Merger with Cardiovascular Systems.

Upon the consummation of the Merger, our business will become subject to the numerous risks that are associated with the operation of the business of Cardiovascular Systems.

Upon the consummation of the Merger we will become subject to the numerous risks associated with the operation of Cardiovascular Systems’ business. The success of our combined business following the Merger will be dependent, among other things, on market acceptance of the products that are being sold by Cardiovascular Systems and the safety and efficacy of those products, our ability to obtain sufficient financing, the successful resolution of litigation that is currently pending against Cardiovascular Systems and the other risks associated with medical device companies in general. The Merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. These risks associated with Cardiovascular Systems’ business may affect us indirectly prior to the consummation of the Merger, to the extent that adverse developments regarding Cardiovascular Systems may reduce the attractiveness of the Merger or the likelihood that the Merger will be consummated. As a result of these and other factors, our business, when combined with that of Cardiovascular Systems following the consummation of the Merger, may not be successful, which could cause our stock price to decline.

In the event that our level of net assets at the effective time of the Merger with Cardiovascular Systems is lower than we expect, our stockholders will hold a smaller percentage ownership of us following the consummation of the Merger than is currently anticipated.

Subject to the terms of the Merger Agreement with Cardiovascular Systems, at the effective time of the Merger, each share of Cardiovascular Systems common stock issued and outstanding immediately prior to the Merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of our common stock as determined pursuant to the exchange ratio described in the Merger Agreement. A primary component that will influence the calculation of the exchange ratio is our level of net assets as of the effective time of the Merger. Pursuant to the terms of the Merger Agreement, our net assets is defined as our total current assets minus all of our liabilities and other outstanding and future obligations as of the effective time of the Merger, subject to certain adjustments. We currently anticipate that our level of net assets as of the effective time of the Merger will result in our current stockholders, together with holders of our options and warrants, to own approximately 17% of the common stock of the combined company based on the terms set forth in the Merger Agreement. However, if we are unable to generate any proceeds from the sale of our REP3123 and DNA replication inhibition programs, the costs associated with the winding up of our business are greater than anticipated, or our level of net assets is otherwise lower than we expect, our stockholders will hold a smaller percentage ownership of us following the consummation of the Merger than is currently anticipated, thus making the Merger less attractive to our stockholders.

During the pendency of the Merger, we may not be able to enter into a business combination with another party because of restrictions in the Merger Agreement.

Terms of the Merger Agreement restrict our ability to make acquisitions or complete other transactions. While the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to such party entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of common stock, a tender offer for capital stock or a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our stockholders.

Following the execution of a number of actions relating to the restructuring of our operations that were announced in the period from December 2007 to August 2008 and were implemented through the end of October 2008, we do not have the internal capabilities to develop our product candidates. The continuation of our business is dependent on our ability to successfully complete a strategic transaction or transactions for the sale of the company and sale of our product development programs, which we may be unable to complete.

In accordance with actions announced in August 2008, we commenced restructuring our operations to reduce our employee headcount to six employees and officers by the end of October 2008. As a result of these actions, we suspended further development activities of REP3123, our investigational agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile Infection (CDI) and novel anti-infective compounds based on our DNA replication inhibition technology. Previously, we had restructured our operations in a number of actions announced in December 2007, April 2008 and June 2008 that included our decision to terminate our license with Asubio Pharma, Co., Ltd, or Asubio Pharma, for faropenem medoxomil and related contract manufacturing agreements for faropenem medoxomil, discontinue enrollment in our Phase III clinical trial of faropenem medoxomil for the treatment of acute exacerbations of chronic bronchitis and reduce employee headcount. We had previously devoted substantially all of our clinical development and research and development efforts and a material portion of our financial resources toward the development of faropenem medoxomil, REP3123, our DNA replication inhibition technologies and our other product candidates, and we have no product candidates currently in active clinical or pre-clinical development. We have entered into an agreement with a bank to provide us financial advisory services for our strategic alternatives process. Our management has also devoted a substantial amount of time and effort to the strategic alternatives process. As a result of this process, we have entered into the Merger Agreement with Cardiovascular Systems and continue to pursue strategic alternatives for our suspended REP3123 program and DNA replication inhibition technologies.

Consummation of the Merger with Cardiovascular Systems is subject to numerous conditions to closing, including approval from our stockholders and the shareholders of Cardiovascular Systems, which approval cannot be assured. Further, we cannot predict whether a strategic transaction or transactions for our REP3123 program and DNA replication inhibition technologies can be identified or completed on favorable terms. Completing the Merger with Cardiovascular Systems and pursuing strategic alternatives for our REP3123 program and DNA replication inhibition technologies may require us to incur substantial additional costs. If we are unable to complete the Merger our business may be liquidated. If we are unable to identify a strategic transaction for our REP3123 program and DNA replication inhibition technologies we may generate no proceeds for these programs.

We may not be able to generate adequate proceeds or any proceeds from the sale of our REP3123 program and DNA replication inhibition technology.

We are pursuing the sale of our REP3123 program and DNA replication inhibition technology. In conducting this process we have solicited bids through provision of bid instruction letters to numerous parties, some of which have provided indications of interest based on our initial inquiries. Our Chief Scientific Officer is acting as the representative for a company in formation that has indicated an interest in acquiring and pursuing these programs. If we do not receive an acceptable bid for our REP3123 program or DNA replication inhibition technology we may not be able to generate adequate proceeds or any proceeds from the sale of these programs, which would negatively impact the percentage of the combined company that our stockholders will hold following the Merger with Cardiovascular Systems.

We have received a Warning Letter from the FDA for our NDA filed in December 2005 for faropenem medoxomil, our former product candidate that had been licensed from Asubio Pharma. Failure to resolve the matters addressed in the Warning Letter could negatively impact our or a successor company’s ability to undertake clinical trials for our other product candidates or timely complete future IND and NDA submissions.

On January 22, 2008, we received a Warning Letter from the Division of Scientific Investigation of the FDA, or DSI, informing us of objectionable conditions found during its investigation of our role as applicant for our NDA for faropenem medoxomil. The FDA’s observations were based on its establishment inspection reports following on site inspections in conjunction with the FDA’s review of our NDA. Specifically, DSI cited that we failed to make available the underlying raw data from the investigation for the FDA’s audit and failed to provide the FDA adequate descriptions and analyses of any other data or information relevant to the evaluation of the safety and effectiveness of faropenem medoxomil obtained or otherwise received by us from any source derived from clinical investigations. The clinical trials that supported our NDA were conducted by Bayer as a previous licensee of faropenem medoxomil. In June 2008, DSI made further inquires of us related to our previous responses to their observations in the Warning Letter. In July 2008, we communicated to the FDA our decision to terminate our license for faropenem medoxomil with Asubio Pharma and withdrew the NDA from consideration by the FDA. We also informed DSI of these actions. In a communication dated July 22, 2008 the FDA advised us that since we have active Investigational New Drug applications, or IND’s, and ongoing clinical trials, the issues raised in the Warning Letter remained open. Following receipt of this communication, we withdrew all of our open IND’s that related to faropenem medoxomil and REP8839. If we are unable to sufficiently establish to the FDA that future clinical trials conducted by us, or potentially a successor company, would be in accordance with FDA regulations, we may be subject to enforcement action by the FDA including being subject to the FDA’s Application Integrity Policy. This policy would require third party validation of the integrity of the raw data underlying any of our future filings to the FDA before those filings would be accepted for consideration. Such a requirement would be onerous and require significant additional time and expense for the clinical development and potential approval of our product candidates. Further, we could be subject to additional actions from the FDA that may negatively impact our ability or the ability of a successor company, to enter into clinical trials or submit an IND or NDA in the future.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in December 2000. At September 30, 2008, we had an accumulated deficit of approximately $147 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the suspension of our clinical development of each of faropenem medoxomil, our anti-bacterial agent addressing C. difficile bacteria and C. difficile-associated disease, REP3123 and our DNA replication inhibition technology our prospects for near term future revenues are substantially uncertain. We expect to continue to incur substantial additional operating losses during the period in which we seek to consummate the proposed Merger and explore strategic alternatives for certain company assets including REP3123 and our DNA replication inhibition technology. Because of the numerous risks and uncertainties associated with closing the proposed Merger with Cardiovascular Systems and transactions related to the sale of our drug programs, we are unable to predict the extent of any future losses or the timeline for completing potential transactions. We may never have any significant sustainable future revenue or become profitable on a sustainable basis.

As a result of reductions in our workforce following restructurings announced in December 2007 and continuing into the fourth quarter of 2008 and as we pursue strategic alternatives for the company including the potential Merger with Cardiovascular Systems and the sale of our product candidates and technologies, we may fail to keep senior management required to execute our strategic alternatives actions.

Our success depends in part on our continued ability to retain and motivate qualified management and scientific personnel and on our ability to develop and analyze strategic alternatives. We are highly dependent upon our senior management, particularly Kenneth Collins, our President and Chief Executive Officer, Nebojsa Janjic, Ph.D., our Chief Scientific Officer, Mark Smith, our Chief Financial Officer, and Donald Morrissey, our Senior Vice President of Corporate Development. In May 2008 and April 2008, respectively, we eliminated the positions of Roger Echols, M.D., our Chief Medical Officer, and Peter Letendre, PharmD., our Chief Commercial Officer, in conjunction with the restructuring of our operations. The loss of services of any of Mr. Collins, Dr. Janjic, Mr. Smith or Mr. Morrissey could delay or prevent the successful completion of our strategy or our ability to complete a strategic alternative transaction.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current appropriate best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our annual reports filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year, when required. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, significant fines, enforcement or other civil or criminal actions by the Securities and Exchange Commission or delisting by the NASDAQ Global Market or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting or other consequence of failing to comply with applicable regulations, this may cause our stock price to decline. Reducing headcount may make it more difficult for us to maintain our internal controls over financial reporting.

Risks Related to our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our success in our strategic alternatives will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importation by third-parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Prior to June 28, 2006, there was no public market for our common stock. We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	market reaction and other developments related to the proposed Merger with Cardiovascular Systems;

•	any developments related to the business of Cardiovascular Systems, including during the pendency of the Merger;

•	the announcement of or other developments related to a sale of part of all of the development stage assets of the Company;

•	a decision to liquidate the assets of the Company;

•	failure to achieve stockholder approval of the Merger with Cardiovascular Systems;

•	termination of significant agreements;

•	changes in laws or regulations applicable to our development programs/assets;

•	actual or anticipated variations in our operations and their results;

•	actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•	actions taken by regulatory agencies with respect to our product candidates, and research and development activities;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or to the operating performance of our competitors;

•	changes in the market valuations of similar companies;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	the outcome of litigation or arbitration claims;

•	developments relating to proprietary rights held by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently own a significant percentage of our voting stock, including shares subject to outstanding options and warrants, and we expect this group will continue to hold a significant percentage of our outstanding voting stock. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations and decisions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and, at certain times, our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have had to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We expect that significant additional capital will be required in the future to continue our planned operations following the consummation of the Merger. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. In connection with the Merger, we will assume the equity incentive plans of Cardiovascular Systems as well as all outstanding options and warrants to purchase shares of Cardiovascular Systems common stock which will become exercisable for shares of our common stock. In addition, we anticipate that the number of shares available for future grant under the equity incentive plans that we will be assuming in connection with the Merger will be increased. In addition, we also have warrants outstanding to purchase shares of our common stock. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants.

All of the shares of common stock sold in our initial public offering are, and any shares that are issued in the Merger will be, freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, except for any shares subject to lock-up agreements executed in connection with the Merger and any shares purchased by our affiliates as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases Of Equity Securities

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	that may yet be
	Total Number of		Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

9/12/08	997	(1)	$1.32	None	Not Applicable
9/17/08	358	(1)	$0.61	None	Not Applicable
9/29/08	3,670	(1)	$2.51	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a)
31.2	Certification of principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIDYNE, INC.

By:	/s/ Mark L. Smith
Mark L. Smith
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: November 6, 2008

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of principal executive officer required by Rule 13a-14(a)
31.2	Certification of principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification