Form 10-K
period 2008-12-31
REPLIDYNE INC
filed 2009-02-24
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52082
REPLIDYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	84-1568247 (I.R.S. Employer I.D. No.)

1450 Infinite Drive Louisville, Colorado (Address of Principal Executive Offices)	80027 (Zip Code)

303-996-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, One-tenth of One Cent ($0.001) Par Value Per Share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of such shares on the NASDAQ Global Market on June 30, 2008 of $1.35 per share) was approximately $22.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each stockholder who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 2, 2009 was 27,178,715.

DOCUMENTS INCORPORATED BY REFERENCE:

References incorporated are listed in the exhibit list in Part IV of this report.

PART I

ITEM 1.	BUSINESS

Special Note Regarding Forward Looking Statements

This report contains plans, intentions, objectives, estimates and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the benefits of the proposed merger with Cardiovascular Systems, Inc. (CSI); our ability to consummate the proposed merger with CSI; the outcome of our responses to the FDA with regard to the Warning Letter issued to us in February 2008 and subsequent related communications; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements that are other than statements of historical fact. Our actual results could differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks and uncertainties are described more fully by us in Part I, Item 1A and Part II, Item 7 of this report and in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We were incorporated in Delaware in December 2000 and began as a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products. In December 2005, we submitted a new drug application, or NDA, for our lead product candidate, faropenem medoxomil, based on 11 Phase III clinical trials for the following adult indications: acute bacterial sinusitis; community-acquired pneumonia; acute exacerbation of chronic bronchitis; and uncomplicated skin and skin structure infections. In October 2006, the U.S. Food and Drug Administration, or FDA, issued a non-approvable letter with respect to our NDA citing the need for further clinical trials for all indications, including trials using a superiority design for acute bacterial sinusitis and acute exacerbation of chronic bronchitis, more extensive microbiologic confirmation and consideration of alternate dosing regimens. In December 2007, we began to explore potential strategic alternatives, established processes for identifying and evaluating those alternatives and, over the following months, committed to restructuring plans that reduced spending while maintaining research and clinical development capabilities for ongoing product candidate and research development. We had been developing our product candidate REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection and our other novel anti-infective programs based on our bacterial DNA replication inhibition technology. In April 2008, we suspended enrollment in the last of our clinical trials on faropenem medoxomil in order to conserve our cash assets and further support initiatives related to the pursuit of strategic transactions. As a result of our inability to secure a partner for the faropenem medoxomil program, we announced in June 2008 that we would return the license for faropenem medoxomil to its licensor, Asubio Pharma Co., Ltd., or Asubio Pharma. In August 2008, we suspended the development of REP3123 and our other anti-infective programs based on our bacterial DNA replication inhibition technology. These actions reduced our workforce to a level of six employees, who were involved primarily in financial and administrative roles. At December 31, 2008 our workforce was comprised of three employees who were solely involved in financial and administrative roles. We are pursuing the sale of REP3123 and its related technology and the sale of our anti-infective programs based on our bacterial DNA replication inhibition technology in a transaction or transactions separate from the merger with CSI described below. We no longer have employees engaged in development and commercialization activities.

Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic transaction, on November 3, 2008 we entered into a definitive merger agreement with Cardiovascular Systems, Inc., or CSI, pursuant to which a wholly owned subsidiary of Replidyne will merge with and into CSI, with CSI continuing as a wholly owned subsidiary of Replidyne. Immediately prior to the effective time of the merger, each share of CSI preferred stock will be converted into shares of CSI common stock at a ratio determined in accordance with the CSI articles of incorporation. At the effective time of the merger, each share of CSI common stock will convert into the right to receive that number of shares of our common stock as determined pursuant to the conversion factor described in the merger agreement. We will assume outstanding and unexercised options and warrants to purchase CSI common stock, and they will be converted into warrants and options, as applicable, to purchase our common stock in accordance with the same conversion factor. Our stockholders, option holders and warrant holders will continue to own and hold, respectively, their existing shares of and options and warrants for our common stock. Immediately after the merger, current stockholders of Replidyne, together with holders of our options and warrants, are expected to own or have the right to acquire between 16.3% and 17.0% of the combined company, and current CSI stockholders, together with holders of CSI options and warrants, are expected to own or have the right to acquire approximately 83.0% and 83.7% of the combined company, in each case assuming that our net assets at closing are between $35 and $37 million, as calculated in accordance with the terms of the merger agreement, on a fully diluted basis using the treasury stock method of accounting for options and warrants. The Special Meeting of Stockholders to consider and vote on the issuance of the shares of common stock and other matters in connection with our merger with CSI is to be held on February 24, 2009. If the merger is completed, the business of the combined company will become the business of CSI. If the merger with CSI is not completed, we will reconsider our strategic alternatives and could pursue one of the following courses of action, which we currently believe to be the most likely alternatives if the merger with CSI is not completed:

•	Pursue another strategic transaction like the merger. We may resume our process of evaluating other companies with which to merge and, if a candidate is identified, focus our attention on completing such a transaction.

•	Dissolve and liquidate our assets. If we do not believe we can find a suitable strategic alliance, we may dissolve and liquidate our assets. We would be required to pay all of our debts and contractual obligations and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

Our Product Candidates and Development Programs

In August 2008 we announced that we had suspended development of REP3123 and our other anti-infective programs based on our bacterial DNA replication inhibition technology. We are pursuing the sale of REP3123 and its related technology and the sale of anti-infective programs based on our bacterial DNA replication inhibition technology in a transaction or transactions separate from the merger with CSI. We no longer have employees engaged in development and commercialization activities. Our product candidate and development programs are summarized below:

Product Candidate	Target Indications	Development Status

REP3123	C. difficile bacteria and C. difficile-associated infection	Development has been suspended and we are seeking the sale of the program and related technology
DNA Replication Inhibition	Novel mechanism of action antibiotic targeting Gram-positive bacteria maintaining oral bioavailability and bactericidal activity	Development has been suspended and we are seeking the sale of the program and related technology

Methionyl tRNA Synthetase Inhibitor Program

Our methionyl tRNA synthetase inhibitor program includes REP3123, our investigational narrow spectrum antibacterial agent to treat C. difficile bacteria and C. difficile infections, and REP8839, our antibiotic agent for topical to treat of skin and wound infections.

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

Clostridium difficile Program.  We had been developing REP3123, an investigational narrow spectrum antibacterial agent, to treat C. difficile bacteria and C. difficile -associated infections. In in vitro preclinical studies, REP3123 has displayed an ability to inhibit growth of the C. difficile bacterium and prevent the bacterium from forming the spores that allow it to be spread from person to person, but without inhibiting other key organisms that are essential for normal intestinal functioning. Also, in preclinical studies, REP3123 exhibited signs it may be able to stop the production of destructive intestinal toxins caused by C. difficile bacteria. These results suggest that REP3123 has the potential to reduce C. difficile-associated infection outbreak and relapse rates through reducing the presence of C. difficile spores and reduce the severity of, or possibly even prevent, C. difficile-associated infections through inhibiting the growth of or stopping production of toxins caused by C. difficile bacteria. We are pursuing the sale of REP3123 and its related technology in a transaction or transactions separate from the merger with CSI.

REP8839 Program.  During 2007 we were developing REP8839 for topical use for the treatment of skin and wound infections, including MRSA infections. Our initial target indication was the treatment of impetigo, one of the most common skin infections among children. In December 2007 we announced that we had suspended further development work on REP8839 due to the incremental investment that would be required to optimize the formulation of REP8839 and the size of the initial target market being assessed. Preclinical studies have indicated that REP8839 exhibits potent activity against major skin pathogens such as S. aureus and S. pyogenes, including strains of S. aureus that are resistant to methicillin, vancomycin, linezolid or mupirocin.

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

We were advancing a lead series of novel DNA replication inhibitors identified from our proprietary compound collection. These inhibitors use a novel mechanism of action to block an essential step in the DNA replication process.

Based on preclinical data, the lead series of compounds we identified exhibit a novel mechanism of action that may block DNA replication and exhibit oral bioavailability and bactericidal activity against all major classes of antibiotic-resistant Gram-positive bacteria, including clinically-relevant resistant phenotypes such as methicillin-resistant S. aureus (MRSA), vancomycin-resistant enterococci (VRE) and penicillin-resistant S. pneumoniae (PRSP).

We are pursuing the sale of our anti-infective programs based on our bacterial DNA replication inhibition technology in a transaction or transactions separate from the merger with CSI.

Research and Development Programs

Research and development expenditures made to advance our product candidates and other research efforts during the last two fiscal years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Faropenem medoxomil	$16,363	$29,231
REP8839	356	4,550
Other research and development	10,723	9,532

	$27,442	$43,313

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

Sales and Marketing

Replidyne currently has no marketing, sales or distribution capabilities and does not have any current plans to develop these capabilities.

Our License Agreement with Asubio Pharma

We entered into a license agreement with Daiichi Suntory Pharma (now Daiichi Asubio Pharma Co., Ltd. or Asubio Pharma) that was effective in March 2004. Under this agreement, we had an exclusive license to, with the right to sublicense, Asubio Pharma’s patent rights and know-how to develop and commercialize all forms of faropenem medoxomil for adult and pediatric use in the U.S. and Canada. The license included rights to all clinical and other data related to faropenem medoxomil generated by Asubio Pharma and prior licensees, other than rights to manufacture faropenem.

In consideration for our licenses, we paid Asubio Pharma an initial license fee of $3.8 million comprised of $0.6 million paid in 2003 and $3.2 million paid in 2004. In December 2005, we submitted our first NDA for adult use of faropenem medoxomil and, at that time, we recorded research and development expense in the amount of $2.1 million for the first milestone due to Asubio Pharma under this agreement. In February 2006, in conjunction with our entering into the license agreement with Forest Laboratories, this milestone payment was increased to $3.2 million. The increased milestone amount of $1.1 million was accounted for as research and development expense in 2006 when the modified terms of the license were finalized. On June 20, 2008, we notified Asubio Pharma, of our decision to terminate the license agreement to develop and commercialize faropenem medoxomil in the U.S. and Canada. In accordance with the terms of the license agreement, in June 2008 we paid Asubio Pharma a termination fee of ¥375 million, or $3.6 million. We recorded the termination fee as research and development expense in 2008.

Manufacturing

We obtained the drug substance, or active pharmaceutical ingredient, faropenem medoxomil, from Nippon Soda Company Ltd., or Nippon Soda. As a penem antibiotic, faropenem medoxomil requires dedicated manufacturing facilities for the manufacture of drug substance and drug product. For many years, beta-lactams have been produced separately in segregated facilities due to concerns about allergic reactions to these types of antibiotics. During development, faropenem medoxomil was manufactured by Nippon Soda in a segregated building at its Takaoka facility in Japan and Bayer manufactured the faropenem medoxomil tablet internally for its clinical studies.

In 2005, we and MEDA Manufacturing GmbH (formerly Tropon GmbH), or MEDA, entered into a supply agreement for production of finished 300 mg adult tablets of faropenem medoxomil, which was amended as to certain terms in 2006. This agreement was amended in March 2006 such that our obligations with respect to all purchase commitments and facility decontamination costs were suspended and deemed satisfied by Forest Laboratories pursuant to an agreement between MEDA and Forest Laboratories. In May 2007, concurrent with Forest Laboratories termination of its supply agreements with MEDA, the previously suspended provisions in our agreements with MEDA were no longer suspended and our obligations with respect to purchase commitments and facility decontamination costs were no longer waived. In April 2007, we provided notice to MEDA of our termination of the supply agreement in accordance with the termination provisions of the agreement as future clinical development of faropenem medoxomil adult tablets would use 600 mg dosing. MEDA disputed our right to terminate the agreement on the basis indicated in our notice of termination. In May 2008, MEDA filed a demand for arbitration and amended its demand in July 2008 shortly after we terminated our license agreement with Asubio Pharma and relinquished all rights to the faropenem medoxomil program. In August 2008, we and MEDA settled this claim and we paid MEDA $2.1 million. We have no further financial obligations under this agreement. As our notice of termination to MEDA occurred before the effective termination date of our agreement with Forest Laboratories, we believed that Forest Laboratories was responsible for costs arising from the termination. We notified Forest Laboratories of its obligations to reimburse us for these payments, and Forest Laboratories responded by disputing such obligations. Our settlement with MEDA did not impact our belief that Forest Laboratories remained responsible for reimbursements, and discussions between us and Forest Laboratories continued through mid-February 2009. On February 18, 2009, we accepted a settlement proposal from Forest Laboratories whereby Forest Laboratories will pay us $0.7 million in full settlement of all disputed items arising from our termination of the supply agreement with MEDA in April 2007. This amount will be recorded by us in 2009.

We do not own facilities for the manufacture of materials for clinical or commercial use and are not currently manufacturing, or having any third parties manufacture, any materials.

Intellectual Property

We acquired worldwide rights to the methionyl tRNA synthetase inhibitor program from GlaxoSmithKline, or GSK, in June 2003. Our agreement with GSK included the assignment of patents and patent applications to us relating to small molecule methionyl tRNA synthetase inhibitors and the targets initially used to identify the inhibitors. We have filed additional patent applications directed to small molecule methionyl tRNA synthetase, uses, production methods and the like. We have two issued U.S. patents that cover REP8839 and additional patent applications directed to REP8839 and combinations of REP8839 and mupirocin. As of December 31, 2008, we had 15 issued U.S. patents, 10 pending U.S. patent applications, nine issued foreign patent and 18 pending foreign patent applications related generally to the methionyl tRNA synthetase programs including the REP8839 program. These patents expire from 2017 to 2025.

We filed four pending U.S. patent applications, one provisional patent application, and four pending PCT patent applications directed to composition of matter and methods of use related to our REP3123 program that expire in 2027.

We filed patent applications directed to compounds that inhibit DNA replication that have been identified through our in-house screening efforts. We also own a portfolio of patents related to the DNA replication targets and drug screening methods to identify inhibitors of DNA replication. As of December 31, 2008, we had one issued U.S. patent, four pending U.S. patent applications, three issued foreign patents and 12 pending foreign patent applications, including three PCT patent applications related to our bacterial DNA replication program. These patents expire from 2021 to 2028.

Competition

We are not currently developing any product candidates and therefore we are not subject to any competition.

Employees

As of December 31, 2008, we had three full-time employees, all of whom are solely involved in finance and other administrative functions. We consider our relationship with our employees to be good.

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

Risks Relating to the Proposed Merger

Upon the consummation of the merger with CSI, our business will become subject to the numerous risks that are associated with the operation of the business of Cardiovascular Systems.

Upon the consummation of the merger with CSI, which we refer to as the merger, we will become subject to the numerous risks associated with the operation of Cardiovascular Systems, Inc.’s (CSI) business. The success of our combined business following the merger will be dependent, among other things, on market acceptance of the products that are being sold by CSI and the safety and efficacy of those products, CSI’s ability to obtain sufficient financing, the successful resolution of litigation that is currently pending against CSI and the other risks associated with medical device companies in general. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. These risks associated with CSI’s business may affect us indirectly prior to the consummation of the merger, to the extent that adverse developments regarding CSI may reduce the attractiveness of the merger or the likelihood that the merger will be consummated. As a result of these and other factors, our business, when combined with that of CSI following the consummation of the merger, may not be successful, which could cause our stock price to decline.

In the event that our level of net assets at the effective time of the merger, as calculated pursuant to the merger agreement with CSI, is lower than $35 million, our stockholders will hold a smaller percentage ownership of us following the consummation of the merger than is currently anticipated and the combined company will have less working capital for future operations.

Subject to the terms of the merger agreement with CSI, which we refer to as the merger agreement, at the effective time of the merger, each share of CSI common stock issued and outstanding immediately prior to the merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of Replidyne common stock as determined pursuant to the conversion factor described in the merger agreement. The conversion factor depends on our level of net assets as of the effective time of the merger. Under the merger agreement, our net assets are defined as our total current assets minus all of our liabilities and other outstanding and future obligations as of the effective time of the merger, subject to certain adjustments. We currently anticipate that our level of net assets as of the effective time of the merger will be between $35 million and $37 million, which would result in our current stockholders, together with holders of our options and warrants, owning or having the right to acquire between 16.3% and 17.0% of the common stock of the combined company on a fully diluted basis as calculated in accordance with the merger agreement. However, if any of the following circumstances arise, our level of net assets will be lower than we expect and our stockholders would hold a smaller percentage ownership of the combined company following the consummation of the merger than is currently anticipated, thus making the merger less attractive to our stockholders:

•	We are unable to generate any proceeds from the sale of our REP3123 and DNA replication inhibition programs;

•	We are unable to terminate, sublease or otherwise assign to a third party our remaining obligations under the lease for our headquarters in Louisville, Colorado;

•	We do not receive the anticipated reimbursement from Forest Laboratories for certain decontamination costs incurred by us under our former supply agreement with MEDA Manufacturing GmbH;

•	The costs associated with the winding up of our business are greater than anticipated; or

•	We expend more resources than is currently anticipated as a result of a delay in the closing of the merger or otherwise.

In addition, if our net assets are lower than expected, the combined company will have less working capital for future operations, which could adversely affect the ability of the combined company to achieve our business plan.

The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

We and CSI estimate that aggregate direct transaction costs of approximately $6.2 million will be incurred in connection with the merger, and additional costs associated with the commencement of CSI’s operation as a public company will also be incurred, which cannot be estimated accurately at this time. The costs associated with the merger may increase if any CSI stockholders elect to dissent from the merger and seek payment of the fair value of their shares as permitted by Minnesota law. If the total costs of the merger exceed our and CSI’s estimates, the combined company will have less working capital for future operations, which will adversely affect the ability of the combined company to achieve our business plan.

Nasdaq considers the anticipated merger a reverse merger and therefore requires the combined company to submit a new listing application, which will require certain actions by the combined company and may not be successful, which would result in you having difficulty selling your shares.

Nasdaq considers the merger a reverse merger and requires the combined company to submit a new listing application. Nasdaq may not approve the combined company’s new listing application. If this occurs and the merger is still consummated, our stockholders may have difficulty selling their shares.

Additionally, as part of the new listing application, the combined company will be required to submit, among other things, a plan for the combined company to conduct a reverse stock split. A reverse stock split would increase the per share trading price by a yet undetermined multiple. The change in share price may affect the volatility and liquidity of the combined company’s stock, as well as the marketplace’s perception of the stock. As a result, the relative price of the combined company’s stock may decline and/or fluctuate more than in the past, and stockholders of the combined company may have trouble converting their investments in the combined company into cash effectively.

The market price of our common stock has fallen significantly since the public announcement of the proposed merger. If the merger is completed, the market price of the combined company’s common stock may decline further.

On November 3, 2008, the last day prior to the public announcement of the proposed merger, the closing price per share of Replidyne common stock as reported on The Nasdaq Global Market was $1.12. On February 17, 2009 the closing price per share of Replidyne common stock as reported on The Nasdaq Global Market was $0.75, which represents a 33% decrease from the closing price on November 3, 2008. This decrease may increase the risk that we would become subject to securities class action litigation, which could result in substantial costs and a delay in the completion of the merger. If the merger is completed, the market price of the combined company’s common stock may decline further for a number of reasons, including if:

•	the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the merger.

Because the lack of a public market for CSI’s outstanding shares makes it difficult to evaluate the fairness of the merger, CSI stockholders may receive consideration in the merger that is greater than the fair market value of the CSI shares.

The outstanding capital stock of CSI is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of CSI. Since the percentage of our equity to be issued to CSI stockholders was determined based on negotiations between the parties, it is possible that the value of the Replidyne common stock to be issued in connection with the merger will be greater than the fair market value of CSI.

Our executive officers and directors may have interests in the merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of our stockholders generally. For example, the directors of the combined company will consist of two directors from our board and seven directors from CSI’s board. Further, certain our executive officers will receive change in control payments in connection with the merger.

We and CSI may not be able to complete the merger or may elect to pursue a different strategic transaction, which may not occur on commercially reasonably terms or at all.

We cannot assure you that the merger will close in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. If we and CSI do not complete the merger, our and CSI’s boards of directors may elect to attempt to complete a different strategic transaction. Attempting to complete different strategic transactions would prove to be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

Failure to complete the merger could adversely affect our stock price and future business and operations.

The merger is subject to the satisfaction of closing conditions, including approval by our and CSI stockholders, and we cannot assure you that the merger will be completed. In the event that the merger is not completed, we may be subject to many significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of a termination fee and certain expenses under certain circumstances. If the merger is not completed, the market price of our common stock could decline as a result.

During the pendency of the merger, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

The merger agreement restricts our ability to make acquisitions or complete other transactions. While the merger agreement is in effect, subject to limited exceptions, we are prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to such party entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of common stock, a tender offer for capital stock or a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our stockholders.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either we or CSI can refuse to complete the merger if there is a material adverse change affecting the other party between November 3, 2008, the date of the merger agreement, and the closing of the merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on us or CSI. If adverse changes occur but we and CSI must still complete the merger, the combined company’s stock price may suffer.

Risks Relating to Us

If the proposed merger with CSI is not consummated, our prospects will be materially and adversely affected and our stock price could decline.

We and CSI are targeting a closing of the merger in the first calendar quarter of 2009. If the merger agreement is terminated and we seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed merger with CSI. In such circumstances, our board of directors may elect to, among other things, take the steps necessary to liquidate our business and assets. In the case of a liquidation, the consideration that we might receive may be less attractive than the consideration to be received by us pursuant to the merger with CSI.

We no longer have any internal capabilities to develop our product candidates. Our ability to increase stockholder value is dependent on our ability to successfully complete a strategic transaction or transactions for the sale of the company and the sale of our product development programs, which we may be unable to complete.

In August 2008, we commenced restructuring our operations to reduce our employee headcount to six employees and officers by the end of October 2008. We suspended further development activities of REP3123, our investigational agent for the treatment of Clostridium difficile, or C. difficile, bacteria and C. difficile Infection, or CDI, and novel anti-infective compounds based on our DNA replication inhibition technology. Previously, we had restructured our operations in a number of actions announced in December 2007, April 2008 and June 2008 that included our decision to terminate our license with Asubio Pharma, Co., Ltd, or Asubio Pharma, for faropenem medoxomil and related contract manufacturing agreements for faropenem medoxomil, discontinue enrollment in our Phase III clinical trial of faropenem medoxomil for the treatment of acute exacerbations of chronic bronchitis and reduce employee headcount. We had previously devoted substantially all of our clinical development and research and development efforts and a material portion of our financial resources toward the development of faropenem medoxomil, REP3123, our DNA replication inhibition technologies and our other product candidates. We currently have no product candidates in clinical or pre-clinical development. We have entered into an agreement with Morgan Stanley to provide financial advisory services for our strategic alternatives process. Our management has also devoted a substantial amount of time and effort to the strategic alternatives process. As a result of this process, we have entered into the merger agreement with CSI and continue to pursue the sale of our suspended REP3123 program and DNA replication inhibition technologies.

Consummation of the merger with CSI is subject to numerous conditions to closing, including approval from our stockholders and the stockholders of CSI, which approval cannot be assured. Further, we cannot predict whether our REP3123 program and/or DNA replication inhibition technologies can be sold on favorable terms or at all. Completing the merger with CSI and pursuing the sale of our REP3123 program and DNA replication inhibition technologies may require us to incur substantial additional costs. If we are unable to complete the merger, our business may be liquidated.

We may not be able to generate adequate proceeds or any proceeds from the sale of our REP3123 program and DNA replication inhibition technology.

We are pursuing the sale of our REP3123 program and DNA replication inhibition technology. We have solicited bids through provision of bid instruction letters to numerous parties. Our former Chief Scientific Officer is acting as the representative for another company that has indicated an interest in acquiring and pursuing our REP3123 program. If we do not receive an acceptable bid for our REP3123 program or DNA replication inhibition technology, we may not be able to generate adequate proceeds or any proceeds from the sale of these programs. The failure to generate these proceeds would negatively impact the percentage of the combined company that our stockholders will hold following the merger with CSI. In particular, if our level of net assets at the effective time of the merger is lower than $35 million, our current stockholders, together with holders of our options and warrants, will own or have the right to acquire less than 16.3% of the common stock of the combined company.

We received a warning letter from the FDA for our NDA filed in December 2005 for faropenem medoxomil, our former product candidate. Failure to resolve the matters addressed in the warning letter could negatively impact our or a successor company’s ability to undertake clinical trials in the future or timely complete future IND and NDA submissions.

On January 22, 2008, we received a warning letter from the Division of Scientific Investigation of the FDA, or DSI, informing us of objectionable conditions found during the DSI’s investigation of our role as applicant for our new drug application, or NDA, for faropenem medoxomil. The FDA’s observations were based on its establishment inspection reports following on site inspections in conjunction with the FDA’s review of our NDA. Specifically, DSI cited that we failed to make available the underlying raw data from the investigation for the FDA’s audit and failed to provide the FDA adequate descriptions and analyses of any other data or information relevant to the evaluation of the safety and effectiveness of faropenem medoxomil obtained or otherwise received by us from any source derived from clinical investigations. The clinical trials that supported our NDA were conducted by Bayer as a previous licensee of faropenem medoxomil. In June 2008, DSI made further inquires of us related to our previous responses to their observations in the warning letter. In July 2008, we communicated to the FDA our decision to terminate our license for faropenem medoxomil with Asubio Pharma and withdrew the NDA from consideration by the FDA. We also informed DSI of these actions. In a communication dated July 22, 2008 the FDA advised us that since we had active Investigational New Drug applications, or INDs, and ongoing clinical trials, the issues raised in the warning letter remained open. Following receipt of this communication, we withdrew all of our open INDs that related to faropenem medoxomil and REP8839. If we are unable to sufficiently establish to the FDA that future clinical trials conducted by us, or potentially a successor company, would be in accordance with FDA regulations, we may be subject to enforcement action by the FDA including being subject to the FDA’s Application Integrity Policy. This policy would require third-party validation of the integrity of the raw data underlying any of our future filings to the FDA before those filings would be accepted for consideration. Such a requirement would be onerous and require significant additional time and expense for the clinical development and potential approval of any product candidates that we may wish to develop in the future. These requirements would make it difficult for us to attempt to restart the development of any of our former product candidates or commence the development of any new product candidates in the event that the merger with CSI is not completed. Further, we could be subject to additional actions from the FDA that may negatively impact our ability or the ability of a successor company to enter into clinical trials or submit an IND or NDA in the future.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in December 2000. At December 31, 2008, we had an accumulated deficit of approximately $150 million. We have generated no revenue from product sales to date. We have funded our operations to date principally from the sale of our securities and payments by Forest Laboratories under our former collaboration agreement. As a result of the suspension of our clinical development of each of faropenem medoxomil, REP3123, our anti-bacterial agent addressing C. difficile bacteria and C. difficile-associated disease, and our DNA replication inhibition technology, we have no current prospects for near term revenues. We expect to continue to incur substantial additional operating losses during the period in which we seek to consummate the proposed merger and pursue the sale of certain company assets including REP3123 and DNA replication inhibition technology. Because of the numerous risks and uncertainties associated with closing the proposed merger with CSI and transactions related to the sale of our drug development programs, we are unable to predict the extent of any future losses or the timeline for completing potential transactions.

We may be unable to retain the senior management required to complete the merger or pursue alternative transactions.

Our success in selling our remaining pipeline programs and completing the merger depends in part on our continued ability to retain and motivate qualified management and provide access to scientific personnel and on our ability to develop and analyze strategic alternatives. We are highly dependent upon our senior management, particularly Kenneth Collins, our President and Chief Executive Officer, Mark Smith, our Chief Financial Officer, and Donald Morrissey, our Senior Vice President of Corporate Development. The loss of services of any of Mr. Collins, Mr. Smith or Mr. Morrissey could delay or prevent the successful completion of the merger or our ability to complete an alternative transaction or the sale of REP3123 or our DNA replication inhibition technologies.

The market price of our common stock is highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	market reaction and other developments related to the proposed merger with CSI;

•	any developments related to the business of CSI, including during the pendency of the merger;

•	the announcement of or other developments related to a sale of part or all of our development stage assets;

•	failure to achieve stockholder approval of the merger with CSI;

•	a decision to liquidate our assets;

•	termination of significant agreements;

•	changes in laws or regulations applicable to our assets;

•	actual or anticipated variations in our results of operations;

•	actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•	actions taken by regulatory agencies with respect to us;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or to the operating performance of our competitors;

•	changes in the market valuations of similar companies;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key management personnel;

•	the outcome of litigation or arbitration claims;

•	developments relating to proprietary rights held by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders; and

•	any proceedings instituted by Nasdaq related to the delisting of our common stock from the Nasdaq Global Market.

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially adversely affect our prospects and financial condition.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently own a significant percentage of our voting stock, including shares subject to outstanding options and warrants, and we expect this group will continue to hold a significant percentage of our outstanding voting stock until consummation of the merger, when their ownership interests will be decreased due to the issuance of our common stock to CSI stockholders. Accordingly, these stockholders will likely be able to have a significant impact on the composition of our board of directors and continue to have significant influence over our operations and decisions until consummation of the merger. Our stockholders with approximately 48% of our outstanding common stock have entered into voting agreements and irrevocable proxies in favor of CSI for approximately 32% of our outstanding common stock, pursuant to which, among other things, each of these stockholders agreed, solely in his capacity as a stockholder, to vote these shares in favor of the issuance of the shares of our common stock in the merger and the other actions contemplated by the merger agreement. This concentration of ownership and the voting agreements could have the effect of delaying or preventing a change in control, other than the merger with CSI, or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market value of our common stock.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current appropriate best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure you that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our annual reports filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year, if and when required. If we fail to comply with the Sarbanes-Oxley Act or any other regulations we could be subject to a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, significant fines, enforcement or other civil or criminal actions by the Securities and Exchange Commission or delisting by the NASDAQ Global Market or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting or other consequence of failing to comply with applicable regulations, this may cause our stock price to decline.

Our recent reductions of our headcount may make it more difficult for us to maintain our internal controls over financial reporting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our facilities currently consist of approximately 52,000 square feet of laboratory and office facilities located at our headquarters in Louisville, Colorado, with average annual lease payments totaling approximately $1.2 million. The lease expires in September 2011. We have entered into sub-leases with respect to approximately 16,500 square feet of our headquarters location. These sub-leases extend through the term of our lease on the premises.

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

Price Range of Common Stock and Dividend Policy

The following table sets forth the high and low sales prices for our common stock (based upon intra-day trading) as reported by the NASDAQ Global Market:

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2008
First quarter	$3.10	$1.29
Second quarter	1.90	1.25
Third quarter	1.43	1.16
Fourth quarter	1.27	0.28
Fiscal Year Ended December 31, 2007
First quarter	$6.28	$4.28
Second quarter	6.07	5.10
Third quarter	7.50	5.23
Fourth quarter	6.66	3.05

The number of record holders of our common stock on February 2, 2009 was approximately 75. No cash dividends have been previously paid on our common stock and none are anticipated in 2009.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities.

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	That may Yet be
	Total Number of		Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs	Plans or Programs

10/07/08	7,860	(1)	$0.92	None	Not Applicable
10/08/08	425	(1)	$0.61	None	Not Applicable
10/27/08	638	(1)	$0.61	None	Not Applicable
10/31/08	425	(1)	$1.32	None	Not Applicable
12/01/08	4,078	(1)	$1.32	None	Not Applicable

(1)	Repurchase of unvested restricted stock from an employee at cost.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have previously announced that we were reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As a result of our strategic alternatives process, on November 3, 2008, we entered into an Agreement and Plan of Merger and Reorganization (merger agreement) with Cardiovascular Systems, Inc. (CSI). Pursuant to the terms of the merger agreement, a wholly owned subsidiary of the Company will be merged with and into CSI (merger), with CSI continuing after the merger as the surviving corporation and a wholly owned subsidiary of Replidyne. Following consummation of the merger, we will be renamed Cardiovascular Systems, Inc. and our headquarters will be located in St. Paul, Minnesota at CSI’s headquarters. We have agreed to appoint directors designated by CSI to our Board of Directors, specified members of our current directors will resign from our Board of Directors and we will appoint new officers designated by CSI.

We and CSI are targeting a closing of the merger in the first quarter of 2009. The Special Meeting of Stockholders to consider and vote on our merger with CSI is to be held on February 24, 2009. Upon the terms and subject to the conditions set forth in the merger agreement, we will issue, and holders of CSI capital stock will receive, shares of our common stock, such that following the consummation of the transactions contemplated by the merger agreement, our current stockholders, together with holders of our options and warrants, are expected to own or have the right to acquire between 16.3% and 17.0% of the common stock of the combined company and current CSI, together with holders of CSI options and warrants, are expected to own or have the right to acquire between 83.0% and 83.7% of the common stock of the combined company, both on a fully diluted basis using the treasury stock method of accounting for options and warrants.

Subject to the terms of the merger agreement, upon consummation of the transactions contemplated by the merger agreement, at the effective time of the merger, each share of CSI common stock issued and outstanding immediately prior to the merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of our common stock as determined pursuant to the conversion factor described in the merger agreement. In addition, we will assume options and warrants to purchase shares of CSI common stock which will become exercisable for shares of our common stock, adjusted in accordance with the same conversion factor. The conversion factor will be based on the number of outstanding shares of capital stock of us and CSI, and any outstanding options and warrants to purchase shares of capital stock of ours and CSI, and our net assets, in each case calculated in accordance with the terms of the merger agreement as of immediately prior to the effective time of the merger.

Consummation of the merger is subject to closing conditions, including among other things, (i) approval and adoption of the merger agreement and merger by the requisite vote of the stockholders of CSI, (ii) approval of the issuance of shares of our common stock in connection with the merger and approval of the certificate of amendment effecting a reverse stock split by the requisite vote of our stockholders; and (iii) conditional approval for the listing of our common stock to be issued in the merger on the Nasdaq Global Market. Our Registration Statement on Form S-4 filed with the Securities and Exchange Commission was declared effective on January 26, 2009.

The merger agreement contains certain termination rights for both us and CSI, and further provides that, upon termination of the merger agreement under specified circumstances, we or CSI may be required to pay the other party a termination fee of $1.5 million plus reimbursement to the applicable party of all actual out-of-pocket legal, accounting and investment advisory fees paid or payable by such party in connection with the merger agreement and the transactions contemplated thereby.

If the merger agreement is terminated and we determine to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed merger with CSI. In such circumstances, our board of directors may elect to, among other things, take the steps necessary to liquidate our business and assets. In the case of liquidation, the consideration that we might receive may be less attractive than the consideration to be received by us and our stockholders pursuant to the merger with CSI.

In August 2008, in connection with a restructuring of our workforce that resulted in our headcount being reduced to three employees by December 31, 2008, we suspended the development of our lead product candidate REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection (CDI) and our other novel anti-infective programs based on our bacterial DNA replication inhibition technology. We are considering the sale of REP3123 and its related technology and the sale of anti-infective programs based on our bacterial DNA replication inhibition technology in a transaction or transactions separate from the merger. We had previously devoted substantially all of our clinical development and research and development efforts and a material portion of our financial resources toward the development of faropenem medoxomil, REP3123, our DNA replication inhibition technology and our other product candidates, and we have no product candidates currently in active clinical or preclinical development.

In June 2008, we announced our decision to terminate our license agreement with Asubio Pharma, Co., Ltd, or Asubio Pharma, for the development and commercialization of faropenem medoxomil in the U.S. and Canada. As a result of this termination, we relinquished all of our rights to the development and commercialization of faropenem medoxomil.

As of December 31, 2008, we reported net assets of $42.1 million. We have incurred significant operating losses since our inception on December 6, 2000, and, as of December 31, 2008, we had an accumulated deficit of $150 million. We have generated no sustainable revenue or revenue from product sales to date. We have funded our operations principally from the sale of our securities and amounts received from Forest Laboratories under our former collaboration and commercialization agreement.

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  We recognized no revenue in 2008 and $58.6 million in revenue during 2007. The decrease was due to the recognition of previously deferred revenue as a result of the termination of our former collaboration and commercialization agreement with Forest Laboratories in 2007. Revenue recognized during 2007 included $56.2 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received under our agreement with Forest Laboratories. Revenue recognized during 2007 also included $2.4 million of contract revenue for funded activity under our agreement with Forest Laboratories.

Research and Development Expense.  Research and development expenses were $27.4 million for 2008 as compared to $43.3 million in 2007. Research and development expenditures made to advance our product candidates and other research efforts during 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,		Change
	2008	2007	$	%

Faropenem medoxomil	$16,363	$29,231	$(12,868)	(44)%
REP8839	356	4,550	(4,194)	(92)%
Other research and development	10,723	9,532	1,191	12%

	$27,442	$43,313	$(15,871)	(37)%

Costs to support our faropenem medoxomil program were $12.9 million lower in 2008 as compared to 2007. Following the termination of our license agreement with Asubio Pharma Co., Ltd., or Asubio Pharma, in June 2008, activities related to the faropenem medoxomil program were limited to steps required to complete patient monitoring, database analysis and regulatory reporting related to the Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis that was suspended in April 2008. As a result, clinical trial expenditures and costs of internal research and development personnel under the faropenem medoxomil program were $12.0 million lower during 2008 compared to 2007.

Costs to support our REP8839 program were $4.2 million lower in 2008 as compared to 2007. This program was suspended in December 2007 due to the incremental investment required to optimize the formulation compared to the niche market opportunity represented by the product candidate’s initial target indication of impetigo. Our 2008 expenditures for this program were limited to costs to complete studies that were ongoing at the time the program was suspended. As a result, clinical trial and preclinical expenditures and costs of internal research and development personnel under the REP8839 program were $3.4 million lower during 2008 compared to 2007.

Costs to support our other research and development programs were $1.2 million higher in 2008 as compared to 2007. The increase was a result of additional preclinical research prior to our announcement in August 2008 that we were suspending these programs comprised primarily of our REP3123 program for the treatment of C. difficile bacteria and CDI and our other novel anti-infective programs based on our bacterial DNA replication inhibition technology.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $15.5 million for 2008, compared to $13.0 million for 2007. The increase primarily resulted from severance and related benefit charges of $1.6 million, a $1.0 million fee due to an investment bank upon the announcement of our proposed merger transaction with CSI and incentive payments related to retention of employees engaged in our strategic alternatives process of approximately $0.3 million during 2008. In addition, we recorded an impairment charge against our property and equipment of $0.5 million. The increases were offset by decreased compensation expense following organizational restructurings announced in April and August 2008.

Investment Income, net.  Investment income was $1.8 million for 2008, compared to $5.5 million for 2007. The decrease was primarily due to lower overall cash available for investing in 2008. In 2006, we received cash of $60 million under our former collaboration and commercialization agreement with Forest Laboratories and $44.5 million in net proceeds from our initial public offering.

Other Expense, net.  Other expense was $19 thousand for 2008, compared to $0.1 million in 2007. The decrease was primarily due to $0.1 million lower net foreign currency losses associated with our foreign currency denominated payables.

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  We recognized $58.6 million in revenue during 2007 compared to $16.0 million in 2006. The increase was due to the recognition of previously deferred revenue as a result of the termination of our former collaboration and commercialization agreement with Forest Laboratories in 2007. Revenue recognized during 2007 included $56.2 million of license revenue, representing the unamortized portion of $60 million in upfront and milestone payments we received under our agreement with Forest Laboratories, as compared to $3.8 million of license revenue recognized in 2006. Revenue recognized during 2007 also included $2.4 million of contract revenue for funded activity under our agreement with Forest Laboratories, as compared to $12.2 million of contract revenue recognized in 2006.

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

Costs to support our faropenem medoxomil program were $6.0 million higher in 2007 as compared to 2006. The increase primarily reflects expenditures related to increased external clinical trial activity and clinical trial preparations with a clinical research organization of $10.4 million. This increase was partially offset by a $1.4 million decrease in preclinical research and outside services, a $1.2 million decrease in contingent supply agreement fees and a $1.1 million decrease in program acquisition fees. Research and development activities in 2007 were focused on the ongoing Phase III clinical trial for the treatment of acute exacerbation of chronic bronchitis as well as planning activities in preparation for potential future Phase III clinical trials for the treatment of acute bacterial sinusitis and community-acquired pneumonia. Research and development activities in 2006 were focused on the Phase III placebo- controlled acute exacerbation of chronic bronchitis clinical trial as well as the Phase II clinical trial in pediatric patients with acute bacterial otitis media which results were reported in the first quarter of 2007.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $45.5 million in cash, cash equivalents and short-term investments. We have accumulated significant operating losses since our inception in 2000 and as of December 31, 2008 we had an accumulated deficit of $150.4 million. We have funded our operations to date principally from private placements of equity securities and convertible notes totaling $121.5 million, receipt of payments from Forest Laboratories under our former collaboration and commercialization agreement totaling $74.6 million and net proceeds received from our initial public offering of $44.5 million.

On November 3, 2008, we entered into a definitive merger agreement with Cardiovascular Systems, Inc., or CSI, pursuant to which a wholly owned subsidiary of Replidyne will merge with and into CSI, with CSI continuing as a wholly owned subsidiary of Replidyne. Immediately prior to the effective time of the merger, each share of CSI preferred stock will be converted into shares of CSI common stock at a ratio determined in accordance with the CSI articles of incorporation. At the effective time of the merger, each share of CSI common stock will convert into the right to receive that number of shares of our common stock as determined pursuant to the conversion factor described in the merger agreement. We will assume outstanding and unexercised options and warrants to purchase CSI common stock, and they will be converted into warrants and options, as applicable, to purchase our common stock in accordance with the same conversion factor. Our stockholders, option holders and warrant holders will continue to own and hold, respectively, their existing shares of and options and warrants for our common stock. Immediately after the merger, current stockholders of Replidyne, together with holders of our options and warrants, are expected to own or have the right to acquire between 16.3% and 17.0% of the combined company, and current CSI stockholders, together with holders of CSI options and warrants, are expected to own or have the right to acquire approximately 83.0% and 83.7% of the combined company, in each case assuming that our net assets at closing are between $35 and $37 million as calculated in accordance with the terms of the merger agreement, on a fully diluted basis using the treasury stock method of accounting for options and warrants. The Special Meeting of Stockholders to consider and vote on our merger with CSI is to be held on February 24, 2009. If the merger is completed, the business of the combined company will become the business of CSI. If the merger with CSI is not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction like the merger or dissolve and liquidate our assets. If we pursue another merger like the merger proposed with CSI, we cannot assure you that the terms will be as favorable as the terms that were available with CSI or that the process would generate a merger transaction. If we dissolve and liquidate our assets we would be required to pay all of our debts and contractual obligations and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying the our debts and other obligations and setting aside funds for reserves.

The definitive merger agreement contains certain termination rights for both us and CSI, and further provides that, upon termination of the merger agreement under specified circumstances, we or CSI may be required to pay the other party a termination fee of $1.5 million plus reimbursement to the applicable party of all actual out-of-pocket legal, accounting and investment advisory fees paid or payable by such party in connection with the merger agreement and the transactions contemplated thereby.

In May 2007, we entered into an arrangement with an investment bank to assist us in identifying a licensing partner for our faropenem medoxomil program and to provide other investment banking services. Under the terms of the agreement, we may incur transaction fees of up to $6.0 million based on the value of a license or strategic transaction as defined. Based on the terms of our proposed merger with CSI, the total fee due the investment bank for this transaction is $4.0 million if the merger agreement is approved by our stockholders. As of December 31, 2008 we had paid $1.0 million under this agreement that was due and payable as an Announcement Fee upon the announcement of our merger agreement with CSI on November 3, 2008. The Announcement Fee is creditable against the total fee of $4.0 million that is due and payable upon approval of the merger agreement with CSI by our stockholders at the Special Stockholder Meeting scheduled for February 24, 2009. As of December 31, 2008, the balance of the banker’s fee of $3.0 million has not been paid or accrued for, pending such stockholder approval.

We have entered into employment agreements with our chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that we may terminate the employment of the executive at any time with or without cause. If an executive is terminated without cause or such executive resigns for good reason, as defined, then the executive is entitled to receive a severance package consisting of salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer) from the date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) salary continuation for a period of twelve months (or eighteen months with respect to our chief executive officer) from the date of termination, ii) a bonus equal to the average of the executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase our common stock, and iv) other benefits.

As of December 31, 2008, we have accrued for our estimate of unpaid benefits expected to be incurred under these employment agreements with respect to current and former executives as we determined that a strategic transaction or liquidation was probable. As of December 31, 2008, the balance of accrued but unpaid benefits was $1.4 million.

We have entered into retention bonus agreements with our chief financial officer and senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonus), which was earned and fully accrued for at September 30, 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million, which final amount will be determined by our board of directors in its sole discretion, provided that such executive remains employed by us through the consummation of a strategic transaction (Transaction Bonus). The Retention Bonuses were paid in October. As of December 31, 2008, the Transaction Bonuses have not been paid or accrued for, pending the consummation of a strategic transaction.

During 2007, we established a severance benefit plan that defines termination benefits for all eligible employees, as defined, not under an employment contract, if the employee is terminated without cause. Under this plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level, as defined, plus an additional two weeks pay for each year of service. As of December 31, 2008, we have accrued for our estimate of unpaid benefits expected to be incurred under this plan with respect to former employees. As of December 31, 2008, the balance of accrued but unpaid benefits under the severance plan was $0.6 million.

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

Our future capital uses and requirements depend on a number of factors, including but not limited to the following:

•	the costs of consummating the merger with CSI and such other costs that may result from any delay in such consummation;

•	the costs to enter into and the terms and timing of any sale of assets or strategic transactions involving our development stage programs;

•	the costs to enter into and subsequently, the terms and timing of, any merger, sale of assets including the sale of certain or all of our development stage programs, additional collaborative, strategic partnership or licensing agreements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the costs of defending any litigation or arbitration claims related to our material agreements.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, contingent assets and liabilities revenues, expenses and related disclosures. Actual results may differ from these estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements included elsewhere in this annual report. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accrued Expenses.  As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. We are party to agreements which include provisions that require payments to the counterparty upon the consummation of specified transactions. Further, we estimate severance and related amounts based on the terms of individual employment agreements or our severance benefit plan, whichever is applicable, based on our assessment of the probability of future events and our ability to estimate our liability. We develop estimates of liabilities using our judgment based upon the facts and circumstances known and account for these estimates in accordance with accounting principles involving accrued expenses generally accepted in the U.S. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS

Replidyne, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Replidyne, Inc.:

We have audited the accompanying balance sheets of Replidyne, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Replidyne, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boulder, Colorado
February 23, 2009

REPLIDYNE, INC.

BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$33,738	$43,969
Short-term investments	11,750	46,297
Property and equipment held-for-sale	542	—
Prepaid expenses and other current assets	773	2,429

Total current assets	46,803	92,695
Property and equipment, net	—	1,905
Other assets	36	90

Total assets	$46,839	$94,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,698	$12,255

Total current liabilities	4,698	12,255
Other long-term liabilities	—	31

Total liabilities	4,698	12,286

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 100,000 shares; issued 27,169 and 27,085 shares; outstanding 27,115 and 27,077 shares at December 31, 2008 and 2007, respectively	27	27
Treasury stock, $0.001 par value; 54 and 8 shares at December 31, 2008 and 2007, respectively, at cost	(1)	(1)
Additional paid-in capital	192,240	191,570
Accumulated other comprehensive income	288	96
Accumulated deficit	(150,413)	(109,288)

Total stockholders’ equity	42,141	82,404

Total liabilities and stockholders’ equity	$46,839	$94,690

See notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007

Revenue	$—	$58,571

Costs and expenses:
Research and development	27,442	43,313
Sales, general and administrative	15,509	13,020

Total costs and expenses	42,951	56,333

Income (loss) from operations	(42,951)	2,238
Investment income, net	1,845	5,535
Other expense, net	(19)	(81)

Net income (loss)	$(41,125)	$7,692

Net income (loss) per share — basic	$(1.52)	$0.29

Net income (loss) per share — diluted	$(1.52)	$0.28

Weighted average common shares outstanding — basic	27,061	26,730

Weighted average common shares outstanding — diluted	27,061	27,666

See notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

						Accumulated
						Other		Total
					Additional	Comprehensive		Stockholders’
	Common Stock		Treasury Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)

Balances, January, 1, 2007	27,010	$27	(31)	$(2)	$188,334	$(7)	$(116,980)	$71,372
Issuance of common stock upon exercise of stock options	52	—	—	—	64	—	—	64
Issuance of common stock under employee stock purchase plan	68	—	—	—	282	—	—	282
Release of restrictions on restricted stock	—	—	—	—	115	—	—	115
Vested shares of restricted stock returned to the company for taxes	—	—	(2)	(8)	—	—	—	(8)
Return of unvested restricted stock by employee upon termination	—	—	(33)	—	—	—	—	—
Stock-based compensation expense related to options granted	—	—	—	—	2,784	—	—	2,784
Issuance of restricted stock to an employee	13	—	—	—	—	—	—	—
Unrealized gain on available-for-sale equity securities, net	—	—	—	—	—	103	—	103
Retirement of treasury stock	(58)	—	58	9	(9)	—	—	—
Net income	—	—	—	—	—	—	7,692	7,692

Comprehensive income								7,795

Balances, December 31, 2007	27,085	$27	(8)	$(1)	$191,570	$96	$(109,288)	$82,404
Issuance of common stock upon exercise of stock options	56	—	—	—	33	—	—	33
Issuance of common stock under employee stock purchase plan	28	—	—	—	32	—	—	32
Release of restrictions on restricted stock	—	—	—	—	117	—	—	117
Return of unvested restricted stock by employee upon termination	—	—	(46)	—	—	—	—	—
Stock-based compensation expense related to options granted	—	—	—	—	488	—	—	488
Unrealized gain on available-for-sale equity securities, net	—	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	—	(41,125)	(41,125)

Comprehensive loss								(40,933)

Balances, December 31, 2008	27,169	$27	(54)	$(1)	$192,240	$288	$(150,413)	$42,141

See notes to financial statements.

REPLIDYNE, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(41,125)	$7,692
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	917	1,474
Stock-based compensation	488	2,784
Discounts and premiums on short-term investments, net	144	779
Other-than-temporary impairment of short-term investments	236	—
Loss on sale/disposal of property and equipment	454	—
Other	(33)	15
Changes in operating assets and liabilities:
Receivable from Forest Laboratories	—	4,634
Prepaid expenses and other current assets	1,655	(349)
Other assets	54	21
Accounts payable and accrued expenses	(7,395)	4,435
Deferred revenue	—	(56,175)
Other long-term liabilities	(31)	(25)

Net cash used in operating activities	(44,636)	(34,715)

Cash flows from investing activities:
Purchases of short-term investments classified as available-for-sale	(7,923)	(26,803)
Purchases of short-term investments classified as held-to-maturity	(1,453)	(74,870)
Maturities/sales of short-term investments classified as available-for-sale	12,243	59,489
Maturities of short-term investments classified as held-to-maturity	31,526	96,686
Proceeds from sale of property and equipment	7	7
Acquisitions of property and equipment	(14)	(232)

Net cash provided by investing activities	34,386	54,277

Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options and under the employee stock purchase plan	65	346
Purchase of unvested restricted stock from employees upon termination	(46)	(30)

Net cash provided by financing activities	19	316

Net increase (decrease) in cash and cash equivalents	(10,231)	19,878
Cash and cash equivalents:
Beginning of year	43,969	24,091

End of year	$33,738	$43,969

See notes to financial statements.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Nature of Business and Proposed Transaction

Replidyne, Inc. (Replidyne or the Company) has previously announced that it was reviewing a range of strategic alternatives that could result in potential changes to the Company’s current business strategy and future operations. As a result of its strategic alternatives process, on November 3, 2008 the Company entered into an Agreement and Plan of Merger and Reorganization (merger agreement) with Cardiovascular Systems, Inc. (CSI). Pursuant to the terms of the merger agreement, a wholly owned subsidiary of the Company will be merged with and into CSI (merger), with CSI continuing after the merger as the surviving corporation and wholly owned subsidiary of the Company. Following consummation of the merger, the Company will be renamed Cardiovascular Systems, Inc. and its headquarters will be located in St. Paul, Minnesota, at CSI’s headquarters. The Company has agreed to appoint directors designated by CSI to the Company’s Board of Directors, specified current directors of the Company will resign from the Board of Directors and the Company will appoint new officers designated by CSI.

The Company and CSI are targeting a closing of the merger in the first quarter of 2009. A Special Meeting of Stockholders is scheduled for February 24, 2009 to vote on the merger. Upon the terms and subject to the conditions set forth in the merger agreement, the Company will issue, and holders of CSI capital stock will receive, shares of common stock of the Company, such that following the consummation of the transactions contemplated by the merger agreement, current stockholders of the Company, together with holders of Company options and warrants, are expected to own or have the right to acquire between 16.3% and 17.0% of the common stock of the combined company, in each case assuming that the Company’s net assets at closing are between $35 million and $37 million, as calculated in accordance with the terms of the merger agreement, and current CSI stockholders, together with holders of CSI options and warrants, are expected to own or have the right to acquire between 83.0% and 83.7% of the common stock of the combined company, both on a fully diluted basis using the treasury stock method of accounting for options and warrants.

Subject to the terms of the merger agreement, upon consummation of the transactions contemplated by the merger agreement, at the effective time of the merger, each share of CSI common stock issued and outstanding immediately prior to the merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of the Company common stock as determined pursuant to the conversion factor described in the merger agreement. In addition, the Company will assume options and warrants to purchase shares of CSI common stock which will become exercisable for shares of the Company’s common stock, adjusted in accordance with the same conversion factor. The conversion factor will be based on the number of outstanding shares of capital stock of the Company and CSI, and any outstanding options and warrants to purchase shares of capital stock of the Company and CSI, and the Company’s net assets, in each case calculated in accordance with the terms of the merger agreement as of immediately prior to the effective time of the merger, and will not be calculated until such time.

Consummation of the merger is subject to closing conditions, including among other things, (i) approval and adoption of the merger agreement and merger by the requisite vote of the stockholders of CSI, (ii) approval of the issuance of shares of Company common stock in connection with the merger and approval of the certificate of amendment effecting a reverse stock split by the requisite vote of Company stockholders; and (iii) conditional approval for the listing of Company common stock to be issued in the merger on the Nasdaq Global Market. The registration statement on Form S-4 was declared effective by the SEC on January 26, 2009.

The merger agreement contains certain termination rights for both the Company and CSI, and further provides that, upon termination of the merger agreement under specified circumstances, the Company or CSI may be required to pay the other party a termination fee of $1.5 million plus reimbursement to the applicable party of all actual out-of-pocket legal, accounting and investment advisory fees paid or payable by such party in connection with the merger agreement and the transactions contemplated thereby.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

If the merger agreement is terminated and the Company determines to seek another business combination, the Company may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the proposed merger with CSI. In such circumstances, the Company’s board of directors may elect to, among other things, take the steps necessary to liquidate the Company’s business and assets. In the case of liquidation, the consideration that the Company might receive may be less attractive than the consideration to be received by the Company and its stockholders pursuant to the merger with CSI.

In August 2008, in connection with a restructuring of the Company’s workforce that resulted in its headcount being reduced to three employees, the Company suspended the development of its lead product candidate REP3123, an investigational narrow-spectrum antibacterial agent for the treatment of Clostridium difficile (C. difficile) bacteria and C. difficile infection (CDI) and its other novel anti-infective programs based on its bacterial DNA replication inhibition technology. The Company is pursuing the sale of REP3123 and its related technology and the sale of anti-infective programs based on the Company’s bacterial DNA replication inhibition technology in a transaction or transactions separate from the merger. The Company had previously devoted substantially all of its clinical development and research and development efforts and a material portion of its financial resources toward the development of faropenem medoxomil, REP3123, its DNA replication inhibition technology and other product candidates. The Company has no product candidates currently in active clinical or pre-clinical development.

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

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs.

As of December 31, 2008, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s short-term securities it classifies as available-for-sale. The Company believes that the carrying amounts of its other financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2008. Assets are measured on a recurring basis if they are remeasured at least annually (in thousands).

	Level 1	Level 2	Total

Money market funds	$26,360	$—	$26,360
U.S. bank and corporate notes	—	8,315	8,315
U.S. government agencies	—	3,435	3,435

Total	$26,360	$11,750	$38,110

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates market value.

Short-Term Investments

Short-term investments are investments with a maturity of more than three months when purchased. At December 31, 2008, initial contractual maturities of the Company’s short-term investments were less than two years. At December 31, 2008, the weighted average days to maturity were less than three months.

Management determines the classification of securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, at purchase date based on its intent. The Company classifies its marketable equity and debt securities into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those debt securities which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Those securities not classified as held-to maturity are considered available-for-sale. These securities are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income or loss until realized. Cost is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in investment income and other.

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

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than-temporary, the security is written down through the statement of operations to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “investment income and other, net.” The cost of all securities sold is based on the specific identification method. The Company recognized a charge of $0.2 million during the year ended December 31, 2008 and no charges during the corresponding period in 2007 related to other-than-temporary declines in the estimated fair values of certain of the Company’s marketable equity and debt securities.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The following table sets forth the classification of the Company’s investments (in thousands):

	December 31,
	2008	2007

Available-for-sale securities — recorded at fair value	$11,750	$16,213
Held-to-maturity securities — recorded at amortized cost	—	30,084

Total short-term investments	$11,750	$46,297

The following is a summary of the types of short-term investments classified as available-for-sale securities (in thousands):

	December 31,		December 31,
	2008		2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. government agencies	$3,370	$3,435	$3,998	$4,005
U.S. bank and corporate notes	8,328	8,315	12,119	12,208

	$11,698	$11,750	$16,117	$16,213

Unrealized holding gains and losses on available-for-sale securities as of December 31, 2008 were $0.1 million and $15 thousand, respectively. The Company recognized an other-than-temporary impairment charge of $0.2 million during the year ended December 31, 2008 and has reclassified this amount from “accumulated other comprehensive income” to “investment income and other, net.” Unrealized holding gains and losses on available-for-sale securities as of December 31, 2007 were $0.1 million and $7 thousand, respectively. Net unrealized holding gains or losses that are not other-than-temporary are recorded in accumulated other comprehensive income or loss.

The following is a summary of short-term investments classified as held-to-maturity securities (in thousands):

	December 31,
	2007
	Amortized	Estimated
	Cost	Fair Value

U.S. bank and corporate notes	$30,084	$30,091

Unrealized holding gains and losses on held-to-maturity investments as of December 31, 2007 were $10 thousand and $3 thousand, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash, cash equivalents and investments consist of commercial paper, corporate and bank notes, U.S. government securities and money market funds, all held with financial institutions.

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

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, if appropriate, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets is not recoverable. The amount of impairment is the amount by which the net book value exceeds the fair value, and in the case of assets classified as held-for-sale, fair value is adjusted for costs to sell such assets.

In conjunction with the restructuring of its operations announced in August 2008, the Company concluded that changes in its business indicated the carrying amount of certain of its property and equipment was not fully recoverable. The Company recorded as sales, general and administrative expenses an impairment charge of $0.5 million during 2008.

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

Restructuring Liabilities

The Company has restructured its operations to align its resources with its operating and strategic plans. Restructuring charges recorded include amounts related to employee severance, employee benefits, property impairment, facility abandonment and other costs. The Company was required to use estimates and assumptions in determining the amount and in which period to record charges and obligations related to restructuring activities.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segment its business for internal reporting purposes.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which was adopted on January 1, 2006 under the prospective transition method. The Company selected the Black-Scholes option pricing model as the most appropriate valuation method for option grants with service and/or performance conditions. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock purchase and sale activity, expected volatility is based on historical data from several public companies similar in size and nature of operations to the Company. The Company will continue to use historical volatility and other similar public entity volatility information until its historical volatility is relevant to measure

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

expected volatility for option grants. The Company estimates forfeitures based upon historical forfeiture rates and assumptions regarding future forfeitures. The Company will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Based on an analysis of historical forfeiture rates and assumptions regarding future forfeitures, the Company applied a weighted average annual forfeiture rate of 23.07% and 4.48% during 2008 and 2007, respectively. The increase in the forfeiture rate during 2008 is primarily attributable to the Company’s recent organizational restructurings and future expectations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the expected term of the grant. The expected term (without regard to forfeitures) for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted and historical and expected option exercise behaviors.

For options granted during 2008, the Company estimated the fair value of option grants as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. Expected volatility was estimated to be 75%. The weighted average risk-free interest rate was 2.23%, and the dividend yield was 0.00%. The weighted average expected lives for each individual vesting tranche under the graded vesting attribution method discussed below was estimated to be five years.

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

Stock options granted by the Company to its employees are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. The Company has not recognized any income tax benefit or related tax asset for share-based compensation arrangements as the Company does not believe, based on its history of operating losses that it is more likely than not it will realize any future tax benefit from such tax deductions.

Under SFAS No. 123(R), the estimated fair value of share-based compensation, including stock options granted under the Company’s Equity Incentive Plan and discounted purchases of common stock by employees under the Employee Stock Purchase Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed over the requisite service period as discussed above. Compensation expense under the Company’s Employee Stock Purchase Plan is calculated based on participant elected contributions and estimated fair values of the common stock and the purchase discount at the date of the offering. See Note 10 for further information on share-based compensation under these plans. Share-based compensation, including compensation to non-employees, included in the Company’s statements of operations was as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Research and development	$(88)	$1,234
Sales, general and administrative	576	1,550

	$488	$2,784

The decrease in share-based compensation expense in 2008 was primarily related to a change in the Company’s estimate of expected forfeitures. The Company bases its estimate of expected forfeitures on historical forfeiture rates and assumptions regarding future forfeitures. During 2008, the Company applied a

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

weighted average expected annual forfeiture rate of 23.07% as compared to an expected forfeiture rate of 4.48% that was applied during 2007. The increase in the expected forfeiture rate is primarily attributable to increased forfeitures as a result of the Company’s recent organizational restructurings and future expectations.

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

If an employee becomes a nonemployee and continues to vest in an option grant under its original terms, the option is treated as an option granted to a nonemployee prospectively, provided the individual is required to continue providing services. The option is accounted for prospectively under EITF No. 96-18 such that the fair value of the option is remeasured at each reporting date until the earlier of: i) the performance commitment date or ii) the date the services have been completed. Only the portion of the newly measured cost attributable to the remaining requisite service period is recognized as compensation cost prospectively from the date of the change in status. During 2008 and 2007, the Company recognized share-based compensation expense relating to nonemployee options of $0.3 million and $0.2 million, respectively.

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. The Company’s comprehensive income (loss) is comprised of its net income (loss) and unrealized gains and losses on securities available-for-sale. For 2008, comprehensive loss was $41.1 million and for 2007 the Company reported compressive income of $7.8 million.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued or if restrictions had been lifted on restricted stock. The dilutive effect of common stock equivalents such as outstanding stock options, warrants and restricted stock is reflected in diluted net income (loss) per share by application of the treasury stock method.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Potentially dilutive securities representing approximately 2.8 million and 1.5 million shares of common stock for 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, warrants, shares to be purchased under the employee stock purchase plan and restricted stock.

Revenue Recognition

The Company’s commercial collaboration agreements can contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), in accounting for upfront and milestone payments under the agreement. In applying the revenue recognition criteria within EITF 00-21, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Based on an analysis of historical equity transactions under the provisions of Section 382 of the Internal Revenue Code, the Company believes that ownership changes have occurred at two points since its inception. These ownership changes, as well as future changes (including the proposed transaction with CSI) will limit the annual utilization of the Company’s net operating losses in future periods. The Company’s only significant deferred tax assets are its net operating loss carryforwards. The Company has provided a valuation allowance for its entire net deferred tax asset since its inception as, due to uncertainty as to future utilization of its net operating loss carryforwards, and the Company’s history of operating losses, the Company has concluded that it is more likely than not that its deferred tax asset will not be realized.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At December 31, 2008, the Company had no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of operations as general and administrative expenses. At December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2005 to 2008 federal returns remain open to examination, and the tax years 2005 to 2008 also remain open to examination by other taxing jurisdictions to which the Company is subject.

(3)	Property and Equipment

Property and equipment classified as non-current at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,
	2008	2007

Equipment	$—	$5,011
Furniture and fixtures	—	700
Leasehold improvements	—	2,220

	—	7,931
Less accumulated depreciation and amortization	—	(6,026)

Property and equipment, net	$—	$1,905

For the years ended December 31, 2008 and 2007 depreciation and amortization expense was $0.9 million and $1.5 million, respectively. The Company also recorded an impairment charge against property and equipment of $0.8 million during 2008.

At December 31, 2008, the Company’s property and equipment totaled $0.5 million and all items were classified as held-for-sale and reported as a current asset in the Company’s balance sheet. Property and equipment held for sale are stated at the lower of carrying amount or estimated fair value less cost to sell.

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

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

commercialization agreement with Forest Laboratories was terminated. In accordance with the terms of the agreement, following the termination, all of Forest Laboratories’ rights and licenses with respect to faropenem medoxomil have ceased.

The Company received $60 million in upfront and milestone payments from Forest Laboratories in 2006, which the Company was recognizing into revenue through 2020, the then estimated term of the agreement. Effective May 7, 2007, the termination date of the agreement with Forest Laboratories, the Company recognized all remaining deferred revenue related to the upfront and milestone payments of approximately $55 million as revenue.

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,
	2008	2007

Accounts payable — trade	$635	$4,553
Accrued employee severance and other restructuring charges	2,020	—
Accrued lease loss	1,307	—
Accrued employee compensation	114	2,692
Accrued clinical trial costs	59	1,227
Accrued contingent supply agreement fees	—	2,641
Other accrued expenses	563	1,142

	$4,698	$12,255

(6)	Commitments and Contingencies

Indemnifications

The Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving in such capacity at the Company’s request. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Employment Agreements

The Company has entered into employment agreements with its chief executive officer and certain other executive officers that provide for base salary, eligibility for bonuses and other generally available benefits. The employment agreements provide that the Company may terminate the employment of the executive at any time with or without cause. If an executive is terminated by the Company without cause or such executive resigns for good reason, as defined, then such executive is entitled to receive a severance package consisting of the equivalent of twelve months (or eighteen months with respect to its chief executive officer) of the executive’s base salary as in effect immediately prior to date of termination among other benefits. If such termination occurs one month before or thirteen months following a change of control, then the executive is entitled to: i) the equivalent of twelve months (or eighteen months with respect to its chief executive officer) of the executive’s base salary as in effect immediately prior to the date of termination, ii) a bonus equal to the average of such executive’s annual bonuses for the two years prior to the change in control termination (or one and a half times the average with respect to the chief executive officer), iii) acceleration of vesting of all of the executive’s outstanding unvested options to purchase the Company’s common stock, and iv) other benefits.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

As of December 31, 2008, the Company has an accrued but unpaid balance of $1.4 million for its estimate of unpaid benefits expected to be incurred under these employment agreements.

In addition, the Company has entered into retention bonus agreements with its chief financial officer and senior vice president of corporate development. The agreements provide that each such executive is eligible to receive both: i) a cash bonus in the amount of $0.1 million (Retention Bonuses), which was earned and recorded as expense in 2008, and ii) a cash bonus in an amount of not less than $0.1 million and not greater than $0.2 million (Transaction Bonuses), which final amount will be determined by the Company’s board of directors in its sole discretion, provided that such executive remains employed by the Company through the consummation of a strategic transaction. The Retention Bonuses were paid in 2008. Management evaluates the probability of triggering the Transaction Bonuses each quarter and, when the bonuses are deemed to be probable of being incurred, the Company will begin expensing the Transaction Bonuses accordingly. As of December 31, 2008, the Transaction Bonuses have not been paid or accrued for.

During 2007 the Company established a severance benefit plan that defines termination benefits for eligible employees. The severance plan does not apply to employees who have entered into separate employment agreements with the Company. Under the severance plan, employees whose employment is terminated without cause are provided a severance benefit of between nine and eighteen weeks pay, based on their employee grade level as defined by the Company, plus an additional two weeks pay for each year of service. Employees are also entitled to receive other benefits such as health insurance during the period of severance under the plan. As of December 31, 2008, the Company has accrued for its estimate of unpaid benefits expected to be incurred under this plan with respect to current and former employees. As of December 31, 2008, the balance of accrued but unpaid benefits under the severance plan was $0.6 million.

Asubio Pharma License Agreement

On June 20, 2008, the Company notified Asubio Pharma Co., Ltd., or Asubio Pharma, of its decision to terminate the license agreement with Asubio Pharma to develop and commercialize faropenem medoxomil in the U.S. and Canada. In accordance with the terms of the license agreement, the Company paid Asubio Pharma a termination fee of ¥375 million ($3.6 million paid in June 2008). During the quarter ended June 30, 2008, the Company recorded the termination fee as research and development expense and paid this fee to Asubio Pharma.

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

MEDA Supply Agreement Arbitration Settlement

In July 2008, MEDA Manufacturing GmbH (MEDA) filed an amended demand for arbitration after the Company terminated its license agreement with Asubio Pharma and relinquished all rights to the faropenem medoxomil program. In its amended demand, MEDA claimed that the Company terminated its supply agreement with MEDA in June 2008 when it returned the faropenem medoxomil program to Asubio Pharma and did not have the right to terminate its supply agreement with MEDA in April 2007. During 2008, the Company and MEDA settled this claim and the Company paid MEDA $2.1 million. The Company has no further financial obligations under this agreement.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

Operating Leases

The Company entered into a 74-month lease agreement for its Colorado corporate office and laboratory facility and a 60-month lease agreement for its Connecticut office facility, respectively. During 2008, the company terminated its lease agreement for its previous Connecticut office facility and at December 31, 2008, had no future obligations under this former lease agreement. The Colorado lease agreement includes rent concessions and escalating rent payments throughout the term of the lease. The rent expense related to these leases is recorded monthly on a straight-line basis in accordance with U.S. generally accepted accounting principles.

At December 31, 2008, future minimum lease payments under the Company’s non-cancelable operating lease for its Colorado facility are as follows (in thousands) for the year ended December 31:

2009	608
2010	651
2011	514

Total future minimum lease payments	$1,773

During the years ended December 31, 2008 and 2007 the Company recognized $0.6 million and $0.7 million in rent expense, respectively. The Company is actively looking to sublease all of its facility and in 2009, subject to the approval of the landlord under its lease, has entered into sub-leases with respect to approximately 16,500 square feet of its 52,000 square foot facility. These sub-leases extend through the term of the lease for the premises.

Other

The Company entered into an agreement with a bank to provide investment banking services. Under the terms of the agreement, the Company may incur transaction fees of at least $4 million and up to $6 million based on the value of a completed license or strategic transaction, as defined, such as the proposed merger with CSI. Additionally, a fee of $1.0 million was paid and expensed under this agreement following the Company’s announcement of the proposed transaction with CSI in November 2008. This fee is creditable against the total final fee of $4 million that will become due if the proposed transaction is consummated.

(7)	Restructuring Activities

In April and June 2008, the Company completed restructurings of its operations under which it recorded $2.5 million of expense in the second quarter of 2008. These restructurings included the termination of 23 employees from the clinical, commercial, research and administrative functions of the Company, and closure of the Company’s office in Milford, Connecticut. In addition, the Company discontinued enrollment in its placebo-controlled Phase III clinical trial of faropenem medoxomil in patients with acute exacerbations of chronic bronchitis. The charges associated with the restructuring included approximately $2.1 million of cash expenditures for employee severance benefits, $0.1 million of cash expenditures for facility related costs, and $0.3 million for non-cash expenses related primarily to accelerated depreciation of certain property and

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

equipment. The following table summarizes activity in the restructuring accrual related to the April and June 2008 restructurings (in thousands):

Severance
and
Related
Benefits

Costs recognized through December 31, 2008	$2,132
Cash payments	(1,765)
Non-cash adjustments	(106)

Remaining costs accrued at December 31, 2008	$261

In August 2008, the Company announced an additional restructuring of its operations resulting in the termination of 19 employees among clinical, research and development and administrative functions. The August restructuring reduced the number of employees to three in actions that took place into the fourth quarter of 2008. In conjunction with these actions, the Company suspended further development activities of its C. difficile and DNA replication inhibition programs. The Company recorded $3.1 million of costs related to the August restructuring during the third quarter of 2008 which comprised of $1.6 million of cash expenditures for employee severance benefits, $0.8 million in cash expenditures for future lease payments in excess of expected sub-lease income for the laboratory and clean room portion of the Company’s leased premises that have been abandoned, and $0.7 million for non-cash expense related to the impairment of property and equipment. During the fourth quarter of 2008 the Company increased its estimate of cash expenditures for future lease payments in excess of expected sub-lease income for the laboratory and clean room portion of the Company’s leased premises that have been abandoned to $1.3 million based on its assessment of future sub-lease income at that time. The following table summarizes activity in the restructuring accrual related to the August 2008 restructuring (in thousands):

Severance
and
Related
Benefits

Costs recognized through December 31, 2008	$1,543
Cash payments	(1,053)
Non-cash adjustments	(51)

Remaining costs accrued at December 31, 2008	$439

Additionally, during 2008 the Company determined that severance and related benefits for its remaining five employees was both probable of being paid and estimable. Accordingly, the Company accrued for an additional $1.8 million in the third quarter of 2008 for employee severance and related benefits in accordance with individual employment agreements or the Company’s severance plan. During 2008, the Company paid $0.3 million and reversed $0.2 million of the original estimate as a non-cash adjustment, leaving an accrual of $1.3 million at December 31, 2008.

(8)	Employee Benefit Plans

The Company had a 401(k) plan and matched an amount equal to 50 percent of the employee’s current contributions, limited to $2 thousand per participant annually. The Company contributed $0.1 million during each of the years ended December 31, 2008 and 2007. The plan was terminated in 2008 and subsequently liquidated.

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

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

Common Stock Warrants

In connection with the issuance of debt and convertible notes in 2002 and 2003, the Company issued warrants to certain lenders and investors to purchase shares of the Company’s then outstanding redeemable convertible preferred stock. The warrants were initially recorded as liabilities at their fair value. In July 2006, upon completion of the Company’s initial public offering, all outstanding preferred stock warrants were automatically converted into common stock warrants and reclassified to equity at the then current fair value. As of December 31, 2008 and 2007, warrants for the purchase of 53,012 shares of common stock were outstanding and exercisable with exercise prices ranging from $4.90 to $6.13 per share.

(10)	Share-Based Compensation

Stock Option Plan

The Company’s Equity Incentive Plan, as amended (the Option Plan), provides for issuances of up to 7,946,405 shares of common stock for stock option grants. Options granted under the Option Plan may be either incentive or nonqualified stock options. Incentive stock options may only be granted to Company employees. Nonqualified stock options may be granted by the Company to its employees, directors, and nonemployee consultants. Generally, options granted under the Option Plan expire ten years from the date of grant and vest over four years. Options granted prior to 2008 generally vest 25% on the first anniversary from the grant date and ratably in equal monthly installments over the remaining 36 months. Options granted in 2008 generally vest in equal monthly installments over 48 months. This plan is considered a compensatory plan for financial reporting purposes and subject to the provisions of SFAS No. 123(R).

Stock options outstanding at December 31, 2008, changes during the year then ended and options exercisable at December 31, 2008 are presented below (share amounts in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(in millions)

Options outstanding at January 1, 2008	2,880	$4.42
Granted	1,569	1.83
Exercised	(56)	0.59
Forfeited/Expired	(1,619)	4.21

Options outstanding at December 31, 2008	2,774	3.15	6.23	0.1

Options exercisable at December 31, 2008	1,399	$3.42	4.07	0.1

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The following table summarizes outstanding and exercisable options at December 31, 2008 (share amounts in thousands):

		Stock Options Outstanding		Stock Options
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.49 to $0.80	338	0.78	$0.61	377	$0.61
0.81 to 1.64	152	5.13	1.48	112	1.52
1.64 to 1.86	826	8.89	1.86	101	1.86
1.86 to 3.19	644	6.02	3.19	310	3.19
3.19 to 10.00	814	6.16	5.81	539	5.97

	2,775		$3.15	1,400	$3.42

The weighted average grant date fair value of options granted to employees during 2008 and 2007 was $1.09 per share and $2.75 per share, respectively. The total intrinsic value of options exercised during 2008 and 2007 was $38 thousand and $0.2 million, respectively.

Performance Options

In March 2008, the Company issued 400,000 options to certain of its executives with a grant date fair value of $1.48 per share. The options contain performance vesting conditions and were granted at an exercise price equal to the fair value of the underlying common stock on the date of grant of $1.86 per share. These options will vest in full, at the sole discretion of the Company’s board of directors, immediately prior to the consummation of a strategic transaction. If consummated, the merger with CSI is expected to represent such a strategic transaction. Vested options, if any, continue to be exercisable three years following termination of the employee’s continued service with the Company. These options currently remain unvested. The Company evaluates the probability of meeting the performance conditions on a quarterly basis and, as of December 31, 2008, has not recognized any share-based compensation expense related to these options.

Share-Based Compensation — Stock Options

During 2008 and 2007, the Company recognized share-based compensation expense of $0.5 million and $2.6 million, respectively. As of December 31, 2008, the Company had $1.6 million of total unrecognized compensation costs (or $0.7 million net of expected forfeitures) from options granted to employees under the Option Plan to be recognized in 2009 based on the proposed transaction with CSI. Additionally, as of December 31, 2008, the Company had $0.6 million of total unrecognized share based compensation costs (net of expected forfeitures) from options granted with performance conditions.

Nonemployee Options

During 2008, the Company granted 100,000 stock options to certain former employees in their new capacity as consultants to the Company at exercise prices equal to the fair value of the underlying shares of common stock on the date of grant. The options vest over eight months and have a contractual life of ten years. Additionally, certain former employees who have changed their status with the Company from employee to nonemployee, have met the continued service requirements of the Company’s equity incentive plan and have continued to vest in options previously granted to them as employees. Vesting continues until their continued service to the Company is terminated. The Company recorded $0.3 million and $0.1 million in compensation expense during 2008 and 2007, respectively, related to the nonemployee options, and will re-

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

measure compensation expense until these options vest. Based on the Company’s current estimate of fair value and the period under which continued service will be provided, the Company expects to recognize approximately $0.9 million of remaining unamortized expense in 2009.

Employee Stock Purchase Plan

The Company has reserved approximately 306,000 shares of its common stock for issuance under its Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to purchase common stock of the Company at the lesser of 85% of its market value on the offering date or the purchase date as established by the board of directors. Employee purchases are funded through after-tax payroll deductions, which participants can elect from one percent to twenty percent of compensation, subject to the federal limit. The Purchase Plan is considered a compensatory plan and subject to the provisions of SFAS No. 123(R). To date, approximately 140,000 shares have been issued pursuant to the Purchase Plan. During 2008 and 2007, the Company recognized $0.1 million and $0.2 million in share-based compensation expense, respectively. No employees remain as participants in the current offering period which ended on December 31, 2008.

(11)	Income Taxes

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

The income tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$47,505	$32,632
Research and experimentation credits	4,438	4,540
Depreciation and amortization	710	681
Lease loss	500	—
Accrued expenses and other	1,145	739

Total deferred tax assets	54,298	38,592
Valuation allowance	(54,298)	(38,592)

Net deferred tax assets	$—	$—

REPLIDYNE, INC.

NOTES TO FINANCIAL STATEMENTS — (continued)

The benefit for income taxes differs from the amount computed by applying the United States of America federal income tax rate of 35% to the income (loss) before income taxes as follows (in thousands):

	December 31,
	2008	2007

U.S. federal income tax expense (benefit) at statutory rates	$(14,393)	$2,692
State income tax expense (benefit), net of federal impact	(1,337)	250
Non-deductable expenses	(73)	588
Research and experimentation credits	(659)	(2,157)
Other items	755	81
Change in valuation allowance	15,707	(1,454)

	$—	$—

At December 31, 2008, the Company had approximately $124 million of net operating loss carryforwards and approximately $4.4 million of research and experimentation credits which may be used to offset future taxable income. The carryforwards will expire in 2020 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company believes, based on an analysis of historical equity transactions under the provisions of Section 382 that ownership changes have in fact occurred at two points since its inception. Such ownership changes can have the impact of limiting the utilization of net operating losses and other built-in deductions in future periods. The Company believes that the proposed transaction with CSI will result in an ownership change that will result in the loss of the Company’s net operating loss carryforwards and other built-in deductions existing on the date of the ownership change.

(12)	Subsequent Event

In February 2007, concurrent with Forest Laboratories’ termination of its supply agreement with MEDA, previously suspended provisions in the Company’s agreement with MEDA that had been assumed by Forest Laboratories were no longer suspended, and the Company’s obligations to MEDA with respect to purchase commitments and facility decontamination costs were no longer waived. Following this termination, in April 2007, the Company provided notice to MEDA of its termination of the supply agreement between MEDA and the Company. As this notice occurred before the effective date of the termination of the Company’s collaboration agreement with Forest Laboratories, the Company believes that Forest Laboratories, under the terms of the collaboration agreement, was responsible for supply chain obligations related to faropenem medoxomil, including minimum purchase commitments and decontamination obligations under the MEDA agreement, through May 7, 2007 (the termination date of the collaboration agreement). The Company made certain payments to MEDA, consistent with its interpretation of the related agreements. These payments also included amounts paid by the Company on behalf of Forest Laboratories related to periods prior to the effective date of the termination of the collaboration agreement. The Company notified Forest Laboratories of its obligation to reimburse the Company for such payments, and Forest Laboratories responded by disputing such obligations. In May 2008, MEDA filed a demand for arbitration and amended its demand in July 2008. During the third quarter of 2008, the Company and MEDA settled this claim and the Company paid MEDA $2.1 million. Refer to Note 6. The settlement with MEDA did not impact the Company’s belief that Forest Laboratories remained responsible for reimbursements, and discussions between the Company and Forest Laboratories continued through mid-February 2009.

On February 18, 2009, the Company accepted a settlement proposal from Forest Laboratories whereby Forest Laboratories would pay the Company $0.7 million in full settlement of all disputed items arising from termination of the supply agreement with MEDA in April 2007. This amount will be recorded by the Company in 2009.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework”. Based on its evaluation, management concluded that on December 31, 2008, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Non Executive Directors of the Registrant

Name	Age	Position

Edward Brown	45	Director
Kirk K. Calhoun	64	Director
Geoffrey Duyk, M.D., Ph.D.	49	Director
Augustine Lawlor	52	Director
Daniel Mitchell	52	Director

Edward Brown has served as a Director since May 2007. Mr. Brown is a Managing Director at TPG Growth. Prior to joining TPG, Mr. Brown was a Managing Director and co-founder of HealthCare Investment Partners, a private equity fund focused on healthcare investments from June 2004 to June 2007. Before HealthCare Investment Partners, Mr. Brown was a Managing Director in the healthcare group of Credit Suisse Group where he led the firm’s West Coast healthcare effort and was one of the senior partners responsible for the firm’s global life sciences practice. Mr. Brown graduated from Middlebury College, Phi Beta Kappa, with a B.A. degree in English and received his M.B.A. degree from the University of California, Los Angeles. Mr. Brown also serves on the board of directors of Angiotech Pharmaceuticals.

Kirk K. Calhoun has served as a Director since March 2006. Mr. Calhoun joined Ernst & Young, LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. His responsibilities included both area management and serving clients in a variety of industries, including biotechnology. Mr. Calhoun is a Certified Public Accountant with a background in auditing and accounting. Mr. Calhoun also serves on the board of directors of Abraxis Bioscience, Inc. and Response Genetics, Inc. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

Geoffrey Duyk, M.D., Ph.D. has served as a Director since June 2004. Dr. Duyk is a partner at TPG Ventures. From 1996 to 2003, Dr. Duyk was President of Research & Development and a director of Exelixis Inc. From 1993 to 1996, he was one of the founding scientific staff at Millennium Pharmaceuticals. Prior thereto, Dr. Duyk was an Assistant Professor at Harvard Medical School in the Department of Genetics and Assistant Investigator of the Howard Hughes Medical Institute. Dr. Duyk also serves on the board of directors of Agria Corporation. Dr. Duyk holds a B.A. from Wesleyan University and a Ph.D. and M.D. from Case Western Reserve University.

Augustine Lawlor has served as a Director since March 2002. Mr. Lawlor is the Managing Partner of HealthCare Ventures LLC, where he was a Managing Director from 2000 to 2007. Mr. Lawlor was previously Chief Operating Officer of LeukoSite, Inc. and has also served as a management consultant with KPMG Peat Marwick. Mr. Lawlor is a member of the board of directors of Human Genome Sciences Inc. Mr. Lawlor holds a B.A. from the University of New Hampshire and a M.P.P.M. from the School of Management at Yale University. Mr. Lawlor is a member of the board of directors of Human Genome Sciences Inc.

Daniel J. Mitchell has served as a Director since March 2002. Mr. Mitchell founded and is Manager of Sequel Venture Partners, L.L.C., a venture capital firm formed in January 1997. Prior to founding Sequel

Venture Partners, Mr. Mitchell was a founder of Capital Health Venture Partners, a health care focused venture capital firm, from October 1986 and has been a General Partner since December 1992. Mr. Mitchell holds a B.S. from the University of Illinois and an M.B.A. from the University of California at Berkeley.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Kenneth J. Collins	62	President, Chief Executive Officer and Director
Donald J. Morrissey, Jr.	42	Senior Vice President, Corporate Development
Mark L. Smith	47	Chief Financial Officer, Treasurer and Secretary

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

Donald J. Morrissey, Jr. has served as our Senior Vice President, Corporate Development since March 2006 and, prior to that, as Vice President, Corporate Development and General Counsel since 2002. From 1997 to 2002, Mr. Morrissey held various positions with Caliper Technologies, most recently as Vice President, Legal Affairs and Business Development from September 2001 to November 2002. From 1992 to 1997, Mr. Morrissey was a business attorney with Cooley Godward Kronish LLP. Mr. Morrissey holds a B.A. from the University of Colorado and a J.D. from the University of Southern California Law School.

Mark L. Smith has served as our Chief Financial Officer and Treasurer since March 2006. Since November 2008, Mr. Smith has also held the position of Chief Financial Officer of Gevo, Inc., a privately held alternate energy company. From August 1999 to March 2006, Mr. Smith held financial executive capacities at Nabi Biopharmaceuticals, including serving as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from 2001 to March 2006. From 1998 to 1999, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Neuromedical Systems, Inc. From 1996 to 1998, Mr. Smith served in various financial executive capacities at Genzyme Corporation. From 1991 to 1996, Mr. Smith held various positions at Genetrix, Inc., most recently as its Chief Financial Officer. Before joining Genetrix, Inc., Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both the U.S. and Australia. Mr. Smith holds a B.A. in Accounting from the Canberra College of Advanced Education in Australia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the 1934 Act) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Information Regarding the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; reviews and approves or rejects transactions between us and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Audit Committee is composed of three directors: Messrs. Brown, Calhoun and Lawlor. Christopher D. Earl, Ph.D., a former member of the Audit Committee, resigned as a director effective as of March 27, 2008.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has also determined that Mr. Calhoun qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Calhoun’s level of knowledge and experience based on a number of factors, including his formal education and experience with other public reporting companies.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the “Code” that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.replidyne.com under the heading “Investor Information”. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Replidyne, Inc., c/o Investor Relations, 1450 Infinite Drive, Louisville, CO 80027.

ITEM 11.  EXECUTIVE COMPENSATION

Elements of Compensation

We have employment agreements with each of our executive officers that include severance and change in control benefits. These agreements are discussed below in the section entitled “Employment Agreements with the Chief Executive Officer and Other Executives.” We have also entered into retention bonus agreements with our Chief Financial Officer and Senior Vice President of Corporate Development, which agreements are discussed below in the section entitled “Retention Bonus Agreement with our Chief Financial Officer and Senior Vice President of Corporate Development.”

There are four major elements that comprise our compensation program: (i) base salary; (ii) annual incentive bonuses; (iii) equity incentives, such as stock option awards; and (iv) retirement benefits provided under a 401(k) plan. Our Compensation Committee of the Board of Directors, which we refer to as the Committee, reviewed the compensation program for 2007 and 2008, including each of the above elements. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as their expected future contributions to our business.

Base Salary

For fiscal 2008 the Committee maintained the base salary of our President and Chief Executive Officer, Kenneth Collins, at $350,000. The base salaries of each of our then Chief Medical Officer, Roger Echols, M.D., our then Chief Commercial Officer, Peter Letendre, Pharm.D., our then Chief Scientific Officer, Nebojsa Janjic, Ph.D., our Senior Vice President of Corporate Development, Donald Morrissey and our Chief Financial Officer, Mark Smith were increased to $350,000, $306,800, $290,000, $270,000 and $295,000 per annum, respectively. For fiscal 2007, the Committee maintained the base salaries for each of Mr. Collins, Dr. Echols, Dr. Letendre, Dr. Janjic, Mr. Morrissey and Mr. Smith at $350,000, $345,000, $295,000, $275,000, $240,000 and $280,000 per annum, respectively, which were the same levels as for 2006.

For fiscal 2009, the Committee maintained the base salaries of each of Mr. Collins, Mr. Smith and Mr. Morrissey at the same levels as for 2008. The employment of each of Drs. Letendre, Echols, and Janjic were terminated as part of organizational changes in April 2008, May 2008 and December 2008, respectively. Refer to “Departure of Certain Officers and related Separation and Consulting Agreements” below.

Annual Incentive Opportunities

In March 2007, the Company adopted the Variable Incentive Bonus Plan, or the Plan, under which bonuses are calculated and paid to our executives. The purpose of the Plan is to promote our interests and those of our shareholders by rewarding our executives based upon the level of achievement of financial, business and other performance objectives established in accordance with the Plan. Executives serving on the executive committee are eligible to participate in the Plan. To receive a bonus, an executive must have become eligible to participate in the Plan prior to October 1st of the applicable fiscal year and must be on our payroll on the last day of the fiscal year. Bonuses are paid in cash.

For fiscal 2008, the Committee recommended that there be no bonuses paid under the Plan.

Due to our entering into a merger agreement with CSI on November 3, 2008 that is subject to vote at a Special Meeting of Stockholders on February 24, 2009, the Committee does not anticipate recommending bonuses under the Plan in 2009.

Notwithstanding any other provision of the Plan, the Committee with respect to any named executive officer’s bonus, or the President and Chief Executive Officer with respect to non-named executive officer’s bonus, shall have the authority, in their sole discretion and in such circumstances as they may deem appropriate, to approve any adjustments to a participant’s bonus with respect to any fiscal year.

Long-Term Incentive Compensation

We have provided long-term incentive compensation through awards of stock options that generally vest over four years. Our equity compensation program is intended to align the interests of our officers with those of our stockholders by creating an incentive for our officers to maximize stockholder value. The equity compensation program also is designed to encourage our officers to remain employed with us despite uncertainties related to the outcome of initiatives exploring strategic alternatives for us and other short term uncertainties.

Equity-based incentives are granted to our employees, including our officers, under our approved Equity Incentive Plan. The Committee has granted equity awards at its scheduled meetings or by unanimous written consent throughout 2008. Stock option grants have a per share exercise price equal to the fair market value of our common stock on the grant date. Options granted prior to December 31, 2007 or pursuant to the hiring of a new employee typically vest 25% on the anniversary of the grant date and then monthly over the subsequent 36 months. Employee stock options granted subsequent to January 1, 2008 as part of annual option grants generally vest in equal monthly amounts over 48 months. Our stock options typically have a ten-year term.

The Committee has not granted, nor does it intend in the future to grant, equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock. Similarly, the Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates.

Employees and executive officers are able to profit from stock options only if our stock price increases in value over the stock option’s exercise price. We believe the options that were granted provide effective incentives to option holders to achieve increases in the value of our stock.

In March 2008, the Committee granted options to certain of our executives and to all other eligible employees. Grants to our executive officers were intended to retain and motivate them to meet our long term objectives including securing a commercialization and development partner for the faropenem medoxomil program and executing a strategic transaction. The stock options granted to certain of our executive officers in March 2008 recognized in part that execution of a strategic transaction creates uncertainty of ongoing employment for those executive officers beyond or significantly beyond the effective date of such a transaction. Total stock option grants to employees, including our executive officers, in March 2008 in conjunction with the March Board of Directors meeting, were 1,428,183 shares. Within this total stock options grant, the following stock option grants were made to our executive officers:

Options Granted in
Executive Officer	March 2008

Kenneth Collins	200,000
Mark Smith	200,000
Roger Echols, M.D.	—
Peter Letendre, Pharm. D.	—
Nebojsa Janjic, Ph.D.	200,000
Donald Morrissey	200,000

All stock options granted during 2008 were approved at a meeting of the Committee or through unanimous written consent of the Committee if a meeting was not scheduled. Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained.

Employee stock options granted by us are generally structured to qualify as “incentive stock options” (ISOs). Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements.

The above stock options granted to our executive officers provide that 50% of such options vest at a rate of 1/48 of the total grant per month from the date of grant such that full vesting occurs over four years. The remainder of such stock options granted to our executive officers vest in full, subject to the sole discretion of the Board of Directors, immediately prior to the consummation of either (a) a strategic alliance or partnership with an unaffiliated third party that relates to the development and commercialization of faropenem medoxomil or (b) another strategic transaction to which we are a party. All stock options granted to executive officers in March 2008 are exercisable for three years following the executive officer’s termination from us following a strategic transaction.

Pursuant to the consultant agreements entered into with Drs. Letendre and Echols in conjunction with their entering into separation agreements dated April 15, 2008 and May 1, 2008, respectively, we granted each of Drs. Letendre and Echols stock options to purchase up to 40,000 shares of our common stock at an exercise price of $1.64 and $1.40 per share, respectively. Such options vested over the course of the consultant agreements in eight equal monthly installments and have an exercise period of up to three years from the termination date of the applicable consultant agreement. Each consultant agreement terminated on December 31, 2008.

Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs

In fiscal 2008, the executive officers were eligible to receive health care coverage that was generally available to our other employees. In addition, employees at the level of associate director and above received a base of four weeks vacation time as compared to three weeks vacation time typically provided to our other employees. Additional vacation time was awarded following the completion of five years service with us.

We maintained a tax-qualified 401(k) Plan during 2008, which provided for broad-based employee participation. The 401(k) Plan was terminated effective December 31, 2008. Under the 401(k) Plan, all Replidyne employees were eligible to receive matching contributions from us. The matching contribution for the 401(k) Plan year 2008 was established at the level of $0.50 for each dollar of a participant’s pretax contributions up to a maximum of $2,000 annually and was calculated and paid on a payroll-by-payroll basis subject to applicable Federal limits. Matching contributions are 100% vested on the date of such contributions.

We also offered a number of other benefits to our executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs included the employee stock purchase plan, medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, and relocation programs and services. Many employees were also eligible for variable pay under the incentive plans described above.

The 401(k) Plan and other generally available benefit programs allowed us to remain competitive for employee talent, and we believe that the availability of the benefit programs generally enhanced employee productivity and loyalty to us. The main objectives of our benefits programs were to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals and enhanced health and productivity, in full compliance with applicable legal requirements. These generally available benefits typically do not specifically factor into decisions regarding an individual executive’s total compensation or equity award package.

Employment Agreements with the Chief Executive Officer and other Executives

We have employment agreements with each of Messrs. Collins, Morrissey and Smith providing for the payment of base salary, eligibility for bonus and other generally available benefits, all as described above. Each of these agreements was entered into on April 4, 2006 and amended on June 15, 2007. Each executive’s base salary is subject to annual review and adjustment. Under the employment agreements, the employee’s eligibility to receive an annual performance bonus is based upon the employee’s achievement of milestones and objectives established by us, as determined by the Board of Directors in its sole discretion. In 2008 no specific goals were established under the Variable Incentive Bonus Plan and no bonuses were awarded to our named executive officers under this plan for 2008. On March 31, 2008, we entered into retention bonus agreements with Messrs Smith, our Chief Financial Officer, and Morrissey, our Senior Vice President of Corporate Development. These agreements are described below at “Retention Bonus Agreements with our Chief Financial Officer and Senior Vice President of Corporate Development.”

During 2008 we entered into separation agreements with each of our Chief Commercial Officer, Chief Medical Officer and Chief Scientific Officer as part of restructuring our operations as we pursued strategic alternatives initiatives as described below at “Departure of Certain Officers and related Separation Agreements.” None of these positions were replaced.

The employment agreements provide that we may terminate the employee at any time with or without cause. However, if the employee’s employment is terminated without cause or terminated by the employee for good reason, then the employee shall be entitled to receive a severance package consisting of:

•	the equivalent of 12 months (or 18 months with respect to Mr. Collins) of the executive’s base salary as in effect immediately prior to the date of termination; and

•	reimbursement for the cost of continued medical insurance coverage through the end of this 12 month period (or 18 month period with respect to Mr. Collins) or, if earlier, the date on which the employee obtains alternative group health insurance.

Upon a change in control of us, each of the employment agreements provide that the executive officer shall be entitled to acceleration of vesting of 50% of the executive’s outstanding unvested options to purchase our common stock, except that 100,000 stock options granted to Messrs. Collins, Morrissey, and Smith in March 2008 vest solely at the discretion of the Board of Directors. If the executive’s employment is terminated without cause or terminated by the executive for good reason within one month before or 13 months following a change of control, then the employee shall be entitled to the following additional benefits:

•	the equivalent of 12 months (or 18 months with respect to Mr. Collins) of the executive’s base salary as in effect immediately prior to the date of termination;

•	reimbursement for the cost of continued medical insurance coverage through the end of this 12 month period (or 18 month period with respect to Mr. Collins) or if earlier, the date on which the employee obtains alternative group health insurance; and

•	acceleration of vesting of all of the executive’s outstanding unvested options to purchase our common stock, except that 100,000 stock options granted to Messrs. Collins, Morrissey and Smith in March 2008 vest solely at the discretion of the Board of Directors.

In addition, if the executive officer’s employment is terminated without cause or terminated by him for good reason within one month before or 13 months following a change of control of us, then he would be entitled to payment of a bonus equal to the average of his annual bonus for the two years prior to such termination (or one and a half times the average of his annual bonus for the two years prior to such termination with respect to Mr. Collins). The merger with CSI would constitute a change of control for purposes of these employment agreements if it is completed.

Retention Bonus Agreement with our Chief Financial Officer and Senior Vice President of Corporate Development

On March 31, 2008, we entered into a retention bonus agreements with Mark Smith, our Chief Financial Officer and Donald Morrissey, our Senior Vice President of Corporate Development.

The retention bonus agreements provide that Messrs. Smith and Morrissey are eligible to earn both (i) a cash bonus in the amount of $100,000, provided that Messrs. Smith and Morrissey remained employed by us through September 30, 2008, and (ii) a Transaction cash bonus in an amount of not less than $100,000 and not greater than $150,000, which final amount will be determined by our Board of Directors in its sole discretion, provided that Messrs. Smith and Morrissey remain employed by us through the consummation of a strategic transaction. For purposes of the retention bonus agreements, a strategic transaction is defined, subject to the sole discretion of the Board of Directors, as entering into a development and commercialization of faropenem medoxomil or (ii) another strategic transaction to which we are a party. The cash bonuses of $100,000 to each of Messrs. Smith and Morrissey due upon their remaining as employees of us through September 30, 2008 were paid in October 2008. No amount related to the Transaction cash bonuses have been paid or accrued at December 31, 2008.

Departure of Certain Officers and related Separation and Consulting Agreements

On April 15, 2008, in connection with a restructuring of our operations we terminated the employment of Peter Letendre, Pharm.D., our Chief Commercial Officer. On May 1, 2008 we terminated the employment of Roger Echols, M.D., our Chief Medical Officer, effective as of May 1, 2008. Effective as of December 8, 2008, we terminated the employment of Nebojsa Janjic, Ph.D., our Chief Scientific Officer. Dr. Janjic also resigned as the Secretary of the Company effective as of such date. The terminations of Drs. Letendre, Echols and Janjic resulted in the elimination of the positions of Chief Commercial Officer, Chief Medical Officer and Chief Scientific Officer.

Pursuant to the terms of their separation agreements, we will pay to each of Dr. Letendre and Dr. Echols the equivalent of twelve months of his base salary in effect immediately prior to his termination, which was $306,800 in the case of Dr. Letendre and $350,000 in the case of Dr. Echols. Pursuant to the terms of the separation agreement with Dr. Janjic, we paid Dr. Janjic a single payment that was the equivalent of twelve months of his base salary in effect immediately prior to his termination, which was $290,000. We also agreed to pay Dr. Janjic (i) a bonus in the amount of $50,000 within 10 days following the consummation of a strategic transaction to which we are a party and (ii) a bonus in the amount of $50,000 within 10 days following the sale by us of our preclinical programs for a defined minimum purchase price, provided such sale occurs prior to the completion of a strategic transaction to which we are a party.

We also agreed to pay the premiums of group health insurance COBRA continuation coverage for each of Drs. Letendre, Echols and Janjic and his eligible dependents, up to a maximum period of twelve months from each employee’s respective termination date. We will also pay the cost for each of Drs. Letendre and Echols to participate in up to six months of outplacement services with Right Management Inc., up to a maximum of $7,500, if such services are initiated within three months following the termination of his consultant agreement with us, the terms of which consultant agreements are described below. As consideration for the benefits of his separation agreement, each of Drs. Letendre, Echols and Janjic executed a full general release of claims against us and our affiliates.

On April 16, 2008, we entered into consultant agreements with Drs. Letendre and Dr. Echols, which agreements are effective as of April 16, 2008 in the case of Dr. Letendre and May 2, 2008 in the case of Dr. Echols. Pursuant to his consultant agreement, Dr. Letendre advised and consulted with us on strategic planning. Pursuant to his consultant agreement, Dr. Echols advised and consulted with us on clinical development and regulatory strategies related to our anti-infective products, including faropenem medoxomil.

Pursuant to the consultant agreements, we agreed to pay each of Drs. Letendre and Echols an amount equal to $10,000 for each full month of consulting services rendered to us by such consultant during the period from the effective date of his consultant agreement until July 31, 2008, subject to pro ration for partial months of service. In addition, we have agreed to grant each of Drs. Letendre and Echols stock options to purchase up to 40,000 shares of our common stock at an exercise price of $1.64 and $1.40 per share, respectively. Such options vested over the course of the consultant agreements in eight equal monthly installments and have an exercise period of up to three years from the termination date of the applicable consultant agreement. Each consulting agreement terminated on December 31, 2008.

On December 9, 2008, we into a consultant agreement with Dr. Janjic pursuant to which Dr. Janjic will advise and consult with us with respect to the divestment of our preclinical programs, finalization of previously initiated studies currently in progress related to these programs and close-out of our laboratory facilities. Dr. Janjic will also perform such other services that relate to his areas of expertise and which our executive officers believe would be beneficial to us.

Pursuant to his consultant agreement, we have agreed to pay Dr. Janjic an amount equal to $10,000 for each full month of consulting services rendered to us by him during the period from the effective date of the consultant agreement until the consummation of the merger with CSI (not to exceed a period of three months), subject to pro ration for partial months of service. During the period from March 9, 2009 through June 9, 2009, and for any hours in excess of forty hours per month during the initial consulting period, as defined, Dr. Janjic will be compensated at a rate of $300 per hour. In addition, the stock options previously granted to Dr. Janjic during his employment with us shall continue to vest for so long as Dr. Janjic continues to provide continuous service (as defined in our 2006 Equity Incentive Plan) to us. Dr. Janjic’s consultant agreement also provides that, in the event that we consummate a change in control (as defined in our 2006 Equity Incentive Plan), prior to the termination date of the consultant agreement, Dr. Janjic’s outstanding stock options shall become fully vested and exercisable.

Dr. Janjic’s consultant agreement terminates on June 9, 2009, provided that the consultant agreement will automatically terminate immediately upon “just cause” or the consummation of a change in control (as defined in our 2006 Equity Incentive Plan). The merger with CSI will constitute a change of control for purposes of Dr. Janjic’s consultant agreement.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2008 and 2007, respectively, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as December 31, 2008, and two additional individuals for who disclosure would have been required but for the fact that such individuals were not serving as executive officers as of December 31, 2008 (the “named executive officers”).

Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)		Total ($)

Kenneth J. Collins	2008	$350,000	$267,375	$0	$2,000	(4)	$619,375
President and Chief Executive Officer	2007	350,000	307,136	52,500	2,000	(4)	711,636
Mark L. Smith	2008	295,000	197,381	0	102,000	(4)(5)	594,381
Chief Financial Officer	2007	280,000	232,584	44,800	2,000	(4)	559,384
Donald Morrissey	2008	270,000	158,017	0	102,000	(4)(5)	530,017
Senior Vice President of Corporate Development	2007	240,000	139,530	33,600	2,000	(4)	559,384
Roger M. Echols, M.D.	2008	350,000	106,868	0	233,987	(4)(6)	690,855
Chief Medical Officer	2007	345,000	159,624	49,680	2,000	(4)	556,304
Nebojsa Janjic, Ph.D.	2008	290,000	187,311	0	292,000	(4)(6)	769,311
Chief Scientific Officer	2007	275,000	195,623	41,800	2,000	(4)	514,423

(1)	See Note 2 to the financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2008 for a discussion of the valuation of these option awards.

(2)	Represents bonuses paid to our named executive officers under our Variable Incentive Bonus Plan with respect to the achievement of certain corporate and individual objectives established by the Board of Directors. These bonuses were earned in the year set forth in this table and paid in the following year. Please see the section entitled “Annual Incentive Opportunities” for a description of the terms of this Plan.

(3)	As permitted by rules promulgated by the Securities and Exchange Commission, no amounts are shown in this column if the aggregate amount of compensation related to perquisites and other personal benefits received by a named executive officer does not exceed $10,000 for the applicable year.

(4)	Includes matching contributions up to a maximum amount of $2,000 made by us under our 401(k) plan.

(5)	Represents payment of $100,000 retention bonus to each of Messrs. Smith and Morrissey.

(6)	Includes severance payments to Drs. Echols and Janjic of $231,987 and $290,000, respectively. The employment of Dr. Echols with us terminated effective as of May 1, 2008 and the employment of Dr. Janjic with us terminated effective as of December 8, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding outstanding equity awards at December 31, 2008 for our named executive officers.

Outstanding Equity Awards At December 31, 2008

	Option Awards
			Equity
			Incentive
	Number of		Plan Awards:
	Securities	Number of	Number of
	Underlying	Securities	Securities
	Unexercised	Underlying	Underlying
	Options	Unexercised	Unexercised	Option
	(#)	Options	Unearned	Exercise
	Exercisable	(#)	Options	Price	Option
Name	(1)(2)	Unexercisable(2)	(#)	($)	Expiration Date

Kenneth J. Collins	118,950	207,313	207,313	$3.19	1/19/2016
	43,750	56,250	56,250	5.35	3/8/2017
	18,750	181,250	181,250	1.86	3/5/2018
Nebojsa Janjic	50,554	88,107	88,107	3.19	1/19/2016
	39,375	50,625	50,625	5.35	3/8/2017
	18,750	181,250	181,250	1.86	3/5/2018
Roger M. Echols	101,958	—	—	0.61	12/2/2014
	23,789	41,462	41,462	3.19	1/19/2016
	39,375	50,625	50,625	5.35	3/8/2017
	35,000	5,000	5,000	1.40	5/1/2018
Mark L. Smith	112,152	50,979	50,979	5.20	3/9/2016
	39,375	50,625	50,625	5.35	3/8/2017
	18,750	181,250	181,250	1.86	3/5/2018
Donald J. Morrissey	20,392	—	—	0.61	6/9/2014
	11,895	340	340	0.61	2/26/2015
	42,694	38,871	38,871	3.19	1/19/2016
	39,375	50,625	50,625	5.35	3/8/2017
	18,750	181,750	181,750	1.86	3/5/2018

(1)	Some options listed in this column permit early exercise of unvested shares, in which case all unvested shares are subject to repurchase by us at cost. The option awards granted before March 2008 vest 25% at the completion of the first year of service following grant and 1/48 th of the total grant per month thereafter such that full vesting occurs over four years. The options granted to Dr. Echols in May 2008 vested over an eight month period. All other options granted to employees and not subject to a performance vesting described below granted in March 2008 vest 1/48th of the total grant per month such that full vesting occurs over four years. However, within the total stock options held by Mr. Collins, Dr. Echols, and Dr. Janjic, respectively, options in the amounts of 163,132, 32,626, and 69,331 vest upon the earlier of our quoted stock price equaling at least $18.39 or the vesting schedule described above.

(2)	Other than 100,000 stock options granted to each of Messrs. Collins, Smith and Morrissey on March 5, 2008 with an expiration date of March 5, 2018, unexercisable stock options granted to each of Messrs. Collins, Smith, and Morrissey and Dr. Janjic vest in full upon consummation of a change in control transaction, as defined, and termination of the executive’s employment with us as a result of the change of control transaction. Those 100,000 unexercisable stock options granted to each of Messrs. Collins, Smith and Morrissey on March 5, 2008 vest in full, subject to the sole discretion of the Board of Directors, immediately prior to the consummation of either (a) a strategic alliance or partnership with an unaffiliated third party that relates to the development and commercialization of faropenem medoxomil or (b) another strategic transaction to which Replidyne is a party. All stock options granted to executive officers on March 5, 2008 are exercisable for three years following the named executive officer’s termination from Replidyne.

OPTION EXERCISES AND STOCK VESTED

None of our named executive officers exercised options or held stock that vested during the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2008 certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2008

	Fees Earned or
	Paid in	Option
	Cash	Awards	Total
Name(1)	($)	($)(3)(4)	($)

Edward Brown	$29,000	$20,587	$49,587
Kirk K. Calhoun	38,750	8,906	47,656
Geoffrey Duyk, M.D., Ph.D.	30,250	19,892	49,392
Christopher D. Earl, Ph.D.(2)	3,500	17,722	21,222
Augustine Lawlor	31,000	19,892	50,892
Daniel J. Mitchell	35,000	19,892	54,892

(1)	Kenneth J. Collins is also a named executive officer and his compensation is included in the Summary Compensation Table set forth in this Annual Report on Form 10-K. He does not receive any additional compensation for his service on the Board of Directors.

(2)	Dr. Earl resigned from the Board of Directors effective March 27, 2008.

(3)	The full grant date fair value of the awards reported in this column, as calculated under FAS 123R for financial reporting purposes, is equal to: $20,587 with respect to the award made to Mr. Brown; $8,906 with respect to the award made to Mr. Calhoun; and $19,892 with respect to the awards made to each of Dr. Duyk and Messrs. Lawlor and Mitchell. See note 2 to the financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2008 for a discussion of the valuation of these option awards.

(4)	As of December 31, 2008, Mr. Brown had 24,469 shares subject to stock option awards outstanding, Mr. Calhoun, Dr. Duyk, Mr. Lawlor and Mr. Mitchell each had 32,625 shares subject to stock option awards outstanding and Dr. Earl had no shares subject to stock option awards outstanding.

Director Cash Compensation

In April 2006, the Board of Directors adopted a compensation program for non-employee directors. This compensation program became effective immediately upon the closing of our initial public offering in 2006. Pursuant to this program, each member of the Board of Directors who is not our employee will receive the following cash compensation for board services, as applicable:

•	$17,500 per year for service as a Board member;

•	$7,500 per year for service as Chairman of the Audit Committee;

•	$2,500 per year for service as Chairman of the Compensation Committee or the Nominating and Corporate Governance Committee;

•	$1,500 for each Board meeting attended in person ($750 for meetings attended by video or telephone conference);

•	$1,500 for each Audit or Compensation Committee meeting attended by the Chairman of such Committee in person ($750 for meetings attended by video or telephone conference); and

•	$1,000 for each Committee meeting attended in person by members who are not Chairman of such Committee ($500 for meetings attended by video or telephone conference).

Annual payments are made on the date of our annual meeting of stockholders as a retainer fee. Per-meeting payments are made for meetings actually attended during the fiscal year.

We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the Board of Directors and Committees of the Board of Directors.

Director Equity Compensation

Members of the Board of Directors who are not our employees receive non-statutory stock options under the terms of a Non-Discretionary Grant Program contained in our 2006 Equity Incentive Plan. Upon initially joining the Board of Directors, each non-employee director will automatically be granted a non-statutory stock option to purchase 16,313 shares of common stock with an exercise price equal to the then fair market value of our common stock. On the date of each annual meeting of our stockholders, each non-employee director who has served as a non-employee director for at least six months prior to that annual meeting will automatically be granted a non-statutory stock option to purchase 8,156 shares of our common stock on that date with an exercise price equal to the then fair market value of our common stock. Initial grants vest over three years with 33.33% of the shares vesting one year from the date of grant and the remaining shares vesting in equal monthly installments over the next 24 months. Automatic annual grants vest on the first anniversary of the date of grant. All stock options granted under our 2006 Equity Incentive Plan have a term of 10 years. In the event of certain significant corporate transactions constituting a change in control, the vesting of stock awards granted under the Non-Discretionary Grant Program will automatically accelerate in full, unless provided otherwise in an applicable award agreement.

Each non-employee director on the Board of Directors at the effective date of our initial public offering in 2006, who had served as a non-employee director for at least one year prior to that date, was granted a non-statutory stock option to purchase 16,313 shares of common stock with an exercise price equal to the then fair market value of our common stock, with the other terms described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2008 by: (i) each of our directors; (ii) each of our current or former executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

		Percentage of
	Number of Shares	Shares Beneficially
Beneficial Owner	Beneficially Owned	Owned(1)

Named Executive Officers and Directors
Edward Brown(2)(19)	190,027	*
Kenneth J. Collins(3)	730,154	2.7%
Kirk K. Calhoun(4)	24,469	*
Geoffrey Duyk, M.D., Ph.D.(5)(19)	2,775,570	10.2%
Augustine Lawlor(6)(14)	4,381,725	16.2%
Daniel J. Mitchell(7)(18)	1,570,741	5.8%
Roger M. Echols, M.D.(8)	247,079	*
Nebojsa Janjic, Ph.D.(9)	518,560	1.9%
Donald J. Morrissey(10)	213,530	*
Mark Smith(11)	184,989	*
All Directors and Executive Officers as a Group (8 individuals)(12)	10,071,205	36.3%
5% Stockholders
Duquesne Capital Management LLC and its affiliates	1,383,918	5.1%
2579 Washington Road, Suite 322 Pittsburgh, PA 15241(13)
HealthCare Ventures VI, L.P.	4,359,069	16.1%
44 Nassau Street Princeton, NJ 08542(14)
Morgenthaler Partners VII, L.P.	2,344,546	8.6%
50 Public Square, Suite 2700 Cleveland, OH 44113(15)
Perseus-Soros BioPharmaceutical Fund, LP	1,487,808	5.5%
888 Seventh Avenue, 30th Floor New York, NY 10106(16)
RRC Management LLC and its affiliates	1,343,225	5.0%
217R Concord Avenue Cambridge, MA 01238(17)
Sequel Limited Partnership III and its affiliates	1,459,459	5.4%
4430 Arapahoe Avenue, Suite 220 Boulder, CO 80303(18)
Tarrant Capital Advisors, Inc. and its affiliates	2,752,914	10.2%
301 Commerce Street, Suite 3300 Fort Worth, TX 76102(19)

*	Less than 1% of the outstanding shares.

(1)	Based on 27,114,741 shares of common stock outstanding as of December 31, 2008. Unless otherwise indicated, each person or entity listed has sole investment and voting power with respect to the shares listed.

(2)	Includes 9,516 shares Mr. Brown has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options.

(3)	Includes 199,978 shares Mr. Collins has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options, and 25,488 shares held by Ryan D. Collins and 25,488 shares held by Brendan C. Collins, of which Mr. Collins is custodian.

(4)	Includes 24,469 shares Mr. Calhoun has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options.

(5)	Includes 22,656 shares Dr. Duyk has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options.

(6)	Includes 22,656 shares Mr. Lawlor has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options.

(7)	Includes 22,656 shares Mr. Mitchell has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options, and 88,626 shares held by The Daniel J. Mitchell Trust, of which Mr. Mitchell is Trustee.

(8)	Includes 200,122 shares Dr. Echols has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options. Dr. Echols ceased serving as an officer of Replidyne as of May 1, 2008.

(9)	Includes 120,927 shares Dr. Janjic has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options. Dr. Janjic ceased serving as an officer of Replidyne as of December 8, 2008.

(10)	Includes 143,272 shares Mr. Morrissey has the right to acquire within 60 days of December 31, 2008 through the exercised of vested options, and 15,000 shares held by The Morrissey Family Revocable Trust dated April 6, 2001.

(11)	Includes 184,989 shares Mr. Smith has the right to acquire within 60 days of December 31, 2008 through the exercise of vested options.

(12)	Includes shares, options and warrants described in the notes above, as applicable, and held by our directors and executive officers. Includes an aggregate of 630,192 shares subject to vesting conditions of unexercised stock options held by our directors and executive officers that vest on or prior to March 1, 2009.

(13)	Includes 1,097,509 shares held by Windmill Master Fund, L.P., 240,681 shares held by Juggernaut Fund, L.P. and 45,728 shares held by Iron City Fund, Ltd. The Chairman and Chief Executive Officer of Duquesne Capital Management LLC, Stanley F. Druckenmiller, possesses voting and investment authority over these shares.

(14)	Includes 746,707 shares held by HealthCare Ventures VIII, L.P. HealthCare Ventures VI, L.P. disclaims beneficial ownership of those shares owned by HealthCare Ventures VIII, L.P. Mr. Lawlor is a general partner of HealthCare Partners VI, L.P. which is the general partner of HealthCare Ventures VI, L.P. Mr. Lawlor shares voting and investment authority over the shares held by HealthCare Ventures VI, L.P. with Eric Aguiar, James Cavanaugh, William Crouse, John Littlechild, Christopher Mirabelli and Harold Werner. Mr. Lawlor is also a managing director of HealthCare Partners VIII LLC which is the general partner of HealthCare Partners VIII, L.P. which is the general partner of HealthCare Ventures VIII, L.P. Mr. Lawlor shares voting and investment authority over the shares held by HealthCare Ventures VIII, L.P. with Eric Aguiar, James Cavanaugh, John Littlechild, Christopher Mirabelli and Harold Werner. Mr. Lawlor disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in these securities.

(15)	Includes 16,311 shares that Morgenthaler Partners VII, L.P. has the right to acquire from Replidyne within 60 days of December 31, 2008 pursuant to the exercise of outstanding warrants. Morgenthaler Management Partners VII, LLC is the managing general partner of Morgenthaler Partners VII, L.P. The managing members of Morgenthaler Management Partners VII, LLC, Robert C. Bellas, Jr., Theodore A. Laufik, Gary R. Little, John D. Lutsi, Gary J. Morgenthaler, Robert D. Pavey, and Peter G. Taft, share voting and investment authority over these shares.

(16)	Perseus-Soros Partners, LLC is the general partner of the Perseus-Soros BioPharmaceutical Fund, LP. Perseus BioTech Fund Partners, LLC and SFM Participation, L.P. are the managing members of

Perseus-Soros Partners, LLC. Perseuspur, LLC is the managing member of Perseus BioTech Fund Partners, LLC. Frank Pearl is the sole member of Perseuspur, LLC and in such capacity may be deemed a beneficial owner of securities held for the account of the Perseus-Soros BioPharmaceutical Fund, LP. SFM AH, LLC is the general partner of SFM Participation, L.P. The sole managing member of SFM AH, LLC is Soros Fund Management LLC. George Soros is the Chairman of Soros Fund Management LLC and in such capacity may be deemed a beneficial owner of securities held for the account of the Perseus-Soros BioPharmaceutical Fund, LP.

(17)	James A. Silverman (the Manager) is the manager of RRC Management, LLC (Capital), which is the sole general partner of RRC Bio Fund, L.P. (the Fund). The Manager is also the president of Risk Reward Capital Management, Inc. (Risk Reward), which serves as investment adviser to a number of discretionary accounts. The Manager beneficially owns 1,343,225 of the shares, the Fund and Capital each beneficially own 957,000 of the shares, and Risk Reward beneficially owns 386,225 of the shares.

(18)	Includes 39,240 shares held by Sequel Entrepreneurs’ Fund III, L.P. Also includes 8,154 shares that Sequel Limited Partnership III and Sequel Entrepreneurs’ Fund III, L.P. have the right to acquire from Replidyne within 60 days of December 31, 2008 pursuant to the exercise of outstanding warrants. Sequel Venture Partners III, L.L.C. is the general partner of Sequel Limited Partnership III and Sequel Entrepreneurs’ Fund III, L.P. The managers of Sequel Venture Partners III, L.L.C., Daniel Mitchell, Timothy Connor, Thomas Washing, John Greff and Kinney Johnson, share voting and investment authority over these shares. Each of Sequel Venture Partners III, L.L.C. and its managers (including Mr. Mitchell) disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

(19)	Tarrant Capital Advisors, Inc. (Tarrant) is the sole shareholder of Tarrant Advisors, Inc., which is the general partner of TPG Ventures Professionals, L.P., which is the general partner of TPG Ventures Partners, L.P., which is the managing member of TPG Ventures Holdings, L.L.C., which is the sole member of each of TPG Ventures Advisors, L.L.C. and TPG Biotechnology Advisors, L.L.C. TPG Ventures Advisors, L.L.C. is the general partner of TPG Ventures GenPar, L.P., which is the general partner of TPG Ventures, L.P. (TPG Ventures). TPG Biotech Advisors, L.L.C. is the general partner of TPG Biotechnology GenPar, L.P., which is the general partner of TPG Biotechnology Partners, L.P. (TPG Biotech, and together with TPG Ventures, the TPG Funds). Because of Tarrant’s relationship to the TPG Funds, Tarrant may be deemed to beneficially own such shares. David Bonderman and James G. Coulter are the sole shareholders of Tarrant and therefore may be deemed to beneficially own these shares. Dr. Duyk and Mr. Brown are Managing Directors at TPG Ventures and disclaim beneficial ownership of these shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008:

Equity Compensation Plan Information

			Number of
			Securities
			Remaining Available
			for Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon	Exercise Price of	Plans (Excluding
	Exercise of	Outstanding	Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
	Warrants and Rights	and Rights	(a))(1)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,774,000	$3.15	3,926,243	(2)
Equity compensation plans not approved by security holders(3)	53,012	$5.47	0
Total	2,828,012		3,926,243	(2)

(1)	Subject to approval by the Board of Directors of such increase by no later than March 31st of each year, the number of shares of common stock reserved for issuance under the 2006 Equity Incentive Plan, as amended (the “EIP”), will increase, effective as of April 1st, from April 1, 2007 through and including April 1, 2016, by the lesser of (a) 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) 1,325,448 shares, or such lesser amount as determined by the Board. In March 2008, the Board of Directors determined not to increase the share reserve under the EIP at that time. Subject to approval by the Board of Directors of such increase by no later than March 31st of each year, on April 1st of each year for ten years, beginning on April 1, 2007, through and including April 1, 2016, the number of shares of common stock reserved for issuance under the 2006 Employee Stock Purchase Plan (“ESPP”) will be increased by the lesser of (a) 1% of our outstanding shares on December 31st of the prior year or (b) 101,957 shares of common stock, or such lesser amount approved by the Board of Directors. In March 2008, the Board of Directors determined not to increase the share reserve under the ESPP at that time. If the merger with CSI is consummated no additional shares shall be issued under the EIP.

(2)	Includes 3,759,955 shares that remain available for issuance under the EIP and 166,288 shares that remain available for future purchase under the ESPP.

(3)	Represents the aggregate number of shares issuable pursuant to the exercise of outstanding warrants to purchase our common stock. Descriptions of such warrants are contained in note 10 to the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Control

The information regarding our proposed merger with CSI that is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Edward Brown, Kirk K. Calhoun, Geoffrey Duyk, M.D., Ph.D., Augustine Lawlor and Daniel J. Mitchell. Ralph E. Christopher D. Earl, Ph.D., who resigned as a member of the Board effective as of March 27, 2008, was also an independent director within the meaning of the applicable Nasdaq listing standards during his term of service to us. In making this determination on independence, the Board found that none of these directors had a material or other disqualifying relationship with us. Mr. Collins, our President and Chief Executive Officer, is not an independent director by virtue of his employment with us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and 2007, by KPMG LLP, the Company’s principal accountant (in thousands).

	2008	2007

Audit Fees(1)	$211	$236
Tax Fees(2)	$14	$38

Total Fees	$225	$274

(1)	Audit fees include fees for services related to our registration statement in connection with our proposed merger transaction in 2008.

(2)	Tax fees include fees for tax annual compliance and other advice.

All fees described above were approved by the Audit Committee. The Audit committee has determined that the rendering of the services described above by KPMG LLP is compatible with maintaining the independence of the independent registered public accounting firm.

Under the Audit Committee Charter, the Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent accountant, KPMG LLP (subject to de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the 1934 Act which are approved by the Audit Committee prior to completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements. The following financial statements are submitted as part of this report:

Reports of Independent Registered Public Accounting Firm,
Balance Sheets at December 31, 2008 and 2007,
Statements of Operations for 2008 and 2007,
Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for 2008 and 2007,
Statements of Cash Flows for 2008 and 2007,
Notes to Financial Statements

b. Financial Statement Schedules

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

c. Exhibits

Exhibit
Number		Note	Description of Document

2.1		(6)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Registrant, Responder Merger Sub, Inc. and Cardiovascular Systems, Inc.
2.2		(6)	Form of Voting Agreement between Cardiovascular Systems, Inc. and certain stockholders of Registrant.
2.3		(6)	Form of Voting Agreement between Registrant and certain stockholders of Cardiovascular Systems, Inc.
3.1		(1)	Restated Certificate of Incorporation.
3.2		(1)	Amended and Restated Bylaws.
4.1		(1)	Reference is made to exhibits 3.1 and 3.2.
4.2		(1)	Specimen Common Stock Certificate.
4.3		(1)	Form of Warrant to purchase shares of Series A Convertible Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.4		(1)	Form of Warrant to purchase shares of Series C Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.5		(1)	Fourth Amended and Restated Stockholders’ Agreement, dated August 17, 2005, between Registrant. and certain of its stockholders, as amended March 7, 2006.
10	.1+	(1)	Form of Indemnification Agreement for Directors.
10	.2+	(1)	Form of Indemnification Agreement for Executive Officers.
10	.3+	(1)	2006 Equity Incentive Plan.
10	.4+	(1)	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10	.5+	(1)	2006 Employee Stock Purchase Plan.
10	.6+	(1)	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Kenneth J. Collins.
10	.7.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Kenneth J. Collins.
10	.8+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Nebojsa Janjic, Ph.D.
10	.8.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Nebojsa Janjic, Ph.D.
10	.9+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Peter Letendre, Pharm.D.

Exhibit
Number		Note	Description of Document

10	.9.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Peter Letendre, Pharm.D.
10	.10+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Roger M. Echols, M.D.
10	.10.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Roger M. Echols, M.D.
10	.11+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Mark Smith.
10	.11.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Mark Smith.
10	.12+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Donald Morrissey.
10	.13+	(1)	Summary of Director Compensation Program.
10	.14*	(1)	License Agreement, dated March 15, 2004, between Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.1*	(1)	Amendment, dated April 5, 2005, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.2*	(1)	Second Amendment, dated February 10, 2006, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.15*	(1)	Supply Agreement, dated December 20, 2004, among the Registrant, Daiichi Suntory Pharma Co., Ltd. and Nippon Soda Co., Ltd.
10.16		(1)	Lease Agreement, dated March 22, 2005, by and between the Registrant and Crown Milford LLC.
10.17		(1)	Lease Agreement, dated October 25, 2005, by and between the Registrant and Triumph 1450 LLC.
10	.18*	(1)	Collaboration and Commercialization Agreement, dated February 10, 2006, between the Registrant and Forest Laboratories Holdings Limited.
10	.19+	(2)	Replidyne, Inc. Variable Incentive Bonus Plan for Calendar Year 2007.
10	.20+	(4)	Retention Bonus Agreement, dated March 27, 2008, by and between Registrant and Mark Smith.
10	.21+	(4)	Retention Bonus Agreement, dated March 27, 2008, by and between Registrant and Donald Morrissey.
10	.22+*	(5)	Separation Agreement, dated April 15, 2008, by and between Registrant and Peter Letendre.
10	.23+*	(5)	Consulting Agreement, effective as of April 16, 2008, by and between Registrant and Peter Letendre.
10	.24+*	(5)	Separation Agreement, dated May 1, 2008, by and between Registrant and Roger Echols.
10	.25+*	(5)	Consulting Agreement, effective as of May 2, 2008, by and between Registrant and Roger Echols.
10	.26+	(6)	Separation Agreement, dated December 8, 2008, by and between Registrant and Nebojsa Janjic.
10	.27+	(6)	Consulting Agreement, effective as of December 9, 2009, by and between Registrant and Nebojsa Janjic.
23.1			Consent of KPMG LLP.
31.1			Certification of principal executive officer required by Rule 13a-14(a).
31.2			Certification of principal financial officer required by Rule 13a-14(a).
32.1			Section 1350 Certification.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-133021), as amended, declared effective June 29, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 9, 2007.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 19, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 1, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2008.

(6)	Incorporated by reference to the same numbered exhibit filed with Registrant’s Registration Statement on Form S-4 (File No. 333-155887), as amended, declared effective January 26, 2009.

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

Signature	Title	Date

/s/ Kenneth J. Collins Kenneth J. Collins	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 23, 2009

/s/ Mark L. Smith Mark L. Smith	Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	February 23, 2009

/s/ Kirk K. Calhoun Kirk K. Calhoun	Member of the Board of Directors	February 23, 2009

/s/ Edward Brown Edward Brown	Member of the Board of Directors	February 23, 2009

/s/ Geoffrey Duyk Geoffrey Duyk, MD, Ph.D.	Member of the Board of Directors	February 23, 2009

/s/ Daniel J. Mitchell Daniel J. Mitchell	Member of the Board of Directors	February 23, 2009

Exhibit Index

Exhibit
Number		Note	Description of Document

2.1		(6)	Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Registrant, Responder Merger Sub, Inc. and Cardiovascular Systems, Inc.
2.2		(6)	Form of Voting Agreement between Cardiovascular Systems, Inc. and certain stockholders of Registrant.
2.3		(6)	Form of Voting Agreement between Registrant and certain stockholders of Cardiovascular Systems, Inc.
3.1		(1)	Restated Certificate of Incorporation.
3.2		(1)	Amended and Restated Bylaws.
4.1		(1)	Reference is made to exhibits 3.1 and 3.2.
4.2		(1)	Specimen Common Stock Certificate.
4.3		(1)	Form of Warrant to purchase shares of Series A Convertible Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.4		(1)	Form of Warrant to purchase shares of Series C Preferred Stock (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K).
4.5		(1)	Fourth Amended and Restated Stockholders’ Agreement, dated August 17, 2005, between Registrant. and certain of its stockholders, as amended March 7, 2006.
10	.1+	(1)	Form of Indemnification Agreement for Directors.
10	.2+	(1)	Form of Indemnification Agreement for Executive Officers.
10	.3+	(1)	2006 Equity Incentive Plan.
10	.4+	(1)	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10	.5+	(1)	2006 Employee Stock Purchase Plan.
10	.6+	(1)	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Kenneth J. Collins.
10	.7.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Kenneth J. Collins.
10	.8+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Nebojsa Janjic, Ph.D.
10	.8.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Nebojsa Janjic, Ph.D.
10	.9+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Peter Letendre, Pharm.D.
10	.9.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Peter Letendre, Pharm.D.
10	.10+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Roger M. Echols, M.D.
10	.10.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Roger M. Echols, M.D.
10	.11+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Mark Smith.
10	.11.1+	(3)	Amendment, dated June 15, 2007, to Employment Agreement, dated April 3, 2006, between Registrant and Mark Smith.
10	.12+	(1)	Employment Agreement, dated April 3, 2006, between Registrant and Donald Morrissey.
10	.13+	(1)	Summary of Director Compensation Program.
10	.14*	(1)	License Agreement, dated March 15, 2004, between Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.1*	(1)	Amendment, dated April 5, 2005, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.
10	.14.2*	(1)	Second Amendment, dated February 10, 2006, to License Agreement, dated March 15, 2004, between the Registrant and Daiichi Suntory Pharma Co., Ltd.

Exhibit
Number		Note	Description of Document

10	.15*	(1)	Supply Agreement, dated December 20, 2004, among the Registrant, Daiichi Suntory Pharma Co., Ltd. and Nippon Soda Co., Ltd.
10.16		(1)	Lease Agreement, dated March 22, 2005, by and between the Registrant and Crown Milford LLC.
10.17		(1)	Lease Agreement, dated October 25, 2005, by and between the Registrant and Triumph 1450 LLC.
10	.18*	(1)	Collaboration and Commercialization Agreement, dated February 10, 2006, between the Registrant and Forest Laboratories Holdings Limited.
10	.19+	(2)	Replidyne, Inc. Variable Incentive Bonus Plan for Calendar Year 2007.
10	.20+	(4)	Retention Bonus Agreement, dated March 27, 2008, by and between Registrant and Mark Smith.
10	.21+	(4)	Retention Bonus Agreement, dated March 27, 2008, by and between Registrant and Donald Morrissey.
10	.22+*	(5)	Separation Agreement, dated April 15, 2008, by and between Registrant and Peter Letendre.
10	.23+*	(5)	Consulting Agreement, effective as of April 16, 2008, by and between Registrant and Peter Letendre.
10	.24+*	(5)	Separation Agreement, dated May 1, 2008, by and between Registrant and Roger Echols.
10	.25+*	(5)	Consulting Agreement, effective as of May 2, 2008, by and between Registrant and Roger Echols.
10	.26+	(6)	Separation Agreement, dated December 8, 2008, by and between Registrant and Janjic.
10	.27+	(6)	Consulting Agreement, effective as of December 9, 2009, by and between Registrant and Nebojsa Janjic.
23.1			Consent of KPMG LLP.
31.1			Certification of principal executive officer required by Rule 13a-14(a).
31.2			Certification of principal financial officer required by Rule 13a-14(a).
32.1			Section 1350 Certification.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-133021), as amended, declared effective June 29, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 9, 2007.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 19, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 1, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2008.

(6)	Incorporated by reference to the same numbered exhibit filed with Registrant’s Registration Statement on Form S-4 (File No. 333-155887), as amended, declared effective January 26, 2009.