Form 10-Q
period 2009-03-31
Cardiovascular Systems Inc
filed 2009-05-14
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File No. 000-52082

CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 41-1698056
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
651 Campus Drive
St. Paul, Minnesota 55112-3495
(Address of Principal Executive Offices)
Registrant’s telephone number (651) 259-1600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The number of shares outstanding of the registrant’s common stock as of May 12, 2009 was: Common Stock, $0.001 par value per share, 13,771,962 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (unaudited)	1
Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008	1
Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008	2
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive (Loss) Income for the nine months ended March 31, 2009 and year ended June 30, 2008	3
Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	4
Notes to Consolidated Financial Statements	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4. Controls and Procedures	37
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	38
ITEM 1A. Risk Factors	38
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3. Defaults Upon Senior Securities	38
ITEM 4. Submission of Matters to a Vote of Security Holders	38
ITEM 5. Other Information	39
ITEM 6. Exhibits	39
Signatures	40
Exhibit Index	41
EX-3.1
EX-10.4
EX-10.5
EX-10.11
EX-10.15
EX-10.16
EX-10.17
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$37,844	$7,595
Accounts receivable, net	8,092	4,897
Inventories	2,737	3,776
Prepaid expenses and other current assets	1,179	1,936

Total current assets	49,852	18,204
Auction rate securities put option	2,700	—
Investments, trading	19,800	—
Investments, available-for-sale	—	21,733
Property and equipment, net	1,624	1,041
Patents, net	1,265	980
Other assets	530	—

Total assets	$75,771	$41,958

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Current maturities of long-term debt	$24,964	$11,888
Accounts payable	4,841	5,851
Accrued expenses	4,438	3,467
Deferred revenue	—	116

Total current liabilities	34,243	21,322

Long-term liabilities
Long-term debt, net of current maturities	5,498	—
Redeemable convertible preferred stock warrants	—	3,986
Lease obligation and other liabilities	1,561	100

Total long-term liabilities	7,059	4,086

Total liabilities	41,302	25,408

Commitments and contingencies
Series A redeemable convertible preferred stock, no par value; authorized 3,511,269 shares, issued and outstanding 3,081,375 at June 30, 2008; aggregate liquidation value $31,230 at June 30, 2008	—	51,213
Series A-1 redeemable convertible preferred stock, no par value; authorized 1,461,220 shares at June 30, 2008; issued and outstanding 1,461,220 at June 30, 2008; aggregate liquidation value $19,862 at June 30, 2008	—	23,657
Series B redeemable convertible preferred stock, no par value; authorized 1,412,908 shares, issued and outstanding 1,412,591 at June 30, 2008; aggregate liquidation value $20,871 at June 30, 2008	—	23,372
Stockholders’ equity (deficiency)
Common stock, $0.001 par value at March 31, 2009 and no par value at June 30, 2008; authorized 100,000,000 common shares at March 31, 2009 and 45,290,000 common shares and 3,235,000 undesignated shares at June 30, 2008, respectively; issued and outstanding 13,767,757 at March 31, 2009 and 4,900,984 at June 30, 2008, respectively	14	35,933
Additional paid in capital	144,916	—
Common stock warrants	11,321	680
Accumulated deficit	(121,782)	(118,305)

Total stockholders’ equity (deficiency)	34,469	(81,692)

Total liabilities and stockholders’ equity (deficiency)	$75,771	$41,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$15,115	$7,654	$40,766	$12,285
Cost of goods sold	3,920	2,512	11,954	5,244

Gross profit	11,195	5,142	28,812	7,041

Expenses
Selling, general and administrative	14,253	10,095	45,626	23,276
Research and development	3,428	4,338	11,851	10,662

Total expenses	17,681	14,433	57,477	33,938

Loss from operations	(6,486)	(9,291)	(28,665)	(26,897)
Other income (expense)
Interest expense	(971)	—	(1,831)	—
Interest income	171	399	3,180	1,012
Decretion (accretion) of redeemable convertible preferred stock warrants	3,157	(696)	2,991	(912)
Gain (impairment) on investments	300	(1,023)	(1,933)	(1,023)

Total other income (expense)	2,657	(1,320)	2,407	(923)

Net loss	(3,829)	(10,611)	(26,258)	(27,820)
Decretion (accretion) of redeemable convertible preferred stock	25,778	(14,216)	22,781	(19,422)

Net income (loss) available to common stockholders	$21,949	$(24,827)	$(3,477)	$(47,242)

Net income (loss) per common share:
Basic	$2.63	$(5.45)	$(0.57)	$(11.04)

Diluted	$(0.32)	$(5.45)	$(0.57)	$(11.04)

Weighted average common shares used in computation:
Basic	8,343,660	4,552,694	6,096,523	4,278,109

Diluted	12,048,581	4,552,694	6,096,523	4,278,109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and
Comprehensive (Loss) Income
(Dollars in thousands, except per share and share amounts)
(Unaudited)

						Accumulated
						Other
	Common Stock			Additional	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Warrants	Paid In Capital	Deficit	(Loss) Income	Total	(Loss) Income
Balances at June 30, 2007	4,054,957	$26,054	$1,366	$—	$(59,716)	$(7)	$(32,303)	$(15,603)

Issuance/forfeiture of restricted stock awards	525,473	1,152					1,152
Stock-based compensation related to stock options		6,229					6,229
Exercise of stock options and warrants at $1.55 — $12.37 per share	320,554	2,382	(570)				1,812
Expiration of warrants		116	(116)				—
Decretion (accretion) of redeemable convertible preferred stock					(19,422)		(19,422)
Unrealized gain on investments						7	7	$7
Net loss					(39,167)		(39,167)	(39,167)

Balances at June 30, 2008	4,900,984	$35,933	$680	$—	$(118,305)	$—	$(81,692)	$(39,161)

Issuance/forfeiture of restricted stock awards	86,679	2,464		1,084			3,548
Stock-based compensation related to stock options		756		627			1,383
Exercise of stock options and warrants at $1.55-$8.83 per share	92,866	640	(383)	245			502
Issuance of common stock warrants			10,031	(8,217)			1,814
Conversion of preferred warrants to common warrants			1,069				1,069
Expiration of warrants		76	(76)				—
Decretion (accretion) of redeemable convertible preferred stock					22,781		22,781
Conversion of preferred stock to common stock	5,954,389	6		75,456			75,462
Merger with Replidyne, net of merger costs	2,732,839	3		35,857			35,860
To adjust common stock to par value		(39,864)		39,864			—
Net loss					(26,258)		(26,258)	(26,258)

Balances at March 31, 2009	13,767,757	$14	$11,321	$144,916	$(121,782)	$—	$34,469	$(26,258)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements Cash Flows
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(26,258)	$(27,820)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	305	183
Provision for doubtful accounts	95	133
Amortization of patents	27	44
(Decretion) accretion of redeemable convertible preferred stock warrants	(2,991)	912
Amortization of debt discount	1,023	—
Stock-based compensation	4,931	6,222
Amortization of discount on investments	—	(52)
Impairment on investments	1,933	1,023
Gain on auction rate securities put option	(2,700)	—
Changes in assets and liabilities, net of merger
Accounts receivable	(3,290)	(3,353)
Inventories	1,039	(2,712)
Prepaid expenses and other current assets	1,938	(1,191)
Accounts payable	(1,446)	2,631
Accrued expenses and other liabilities	(926)	1,079
Deferred revenue	(116)	517

Net cash used in operations	(26,436)	(22,384)

Cash flows from investing activities
Expenditures for property and equipment	(750)	(715)
Purchases of investments	—	(31,314)
Sales of investments	—	19,988
Costs incurred in connection with patents	(312)	(225)
Cash acquired in Replidyne merger, net of transaction costs paid	37,805	—

Net cash provided (used) in investing activities	36,743	(12,266)

Cash flows from financing activities
Proceeds from sale of redeemable convertible preferred stock	—	30,296
Payment of offering costs	—	(49)
Issuance of common stock warrants	1,814	—
Issuance of convertible preferred stock warrants	75	—
Exercise of stock options and warrants	502	1,652
Proceeds from long-term debt	18,031	11,500
Payments on long-term debt	(480)	(570)

Net cash provided by financing activities	19,942	42,829

Net change in cash and cash equivalents	30,249	8,179
Cash and cash equivalents
Beginning of period	7,595	7,908

End of period	$37,844	$16,087

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
1. Business Overview
Company Description and Merger
     Cardiovascular Systems, Inc. was incorporated as Replidyne, Inc. in Delaware in 2000. On February 25, 2009, Replidyne, Inc. completed its reverse merger with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Replidyne, Responder Merger Sub, Inc., a wholly-owned subsidiary of Replidyne (“Merger Sub”), and CSI-MN (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into CSI-MN, with CSI-MN continuing after the merger as the surviving corporation and a wholly owned subsidiary of Replidyne. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN changed its name to CSI Minnesota, Inc. Following the merger of Merger Sub with CSI-MN, CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.”
     Unless the context otherwise requires, all references herein to the “Company,” “CSI,” “we,” “us” and “our” refer to CSI-MN prior to the completion of the merger and to CSI following the completion of the merger and the name change, and all references to “Replidyne” refer to Replidyne prior to the completion of the merger and the name change.
     Immediately prior to the merger each share of CSI-MN’s Series A, A-1, and B convertible preferred stock automatically converted into approximately one share of CSI-MN’s common stock.
     At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $37,000. Based on the amount of net assets, each outstanding share of CSI-MN’s common stock, including each share issuable upon conversion of CSI-MN Series A, Series A-1 and Series B convertible preferred stock as described above, was converted at the effective time of the merger into the right to receive 0.647 shares of Company common stock, taking into account a 1 for 10 reverse stock split approved by Replidyne’s stockholders and board of directors on February 24, 2009. All share and per share amounts reflect the effect of the conversion factor for all periods presented. Immediately following the effective time of the merger, former CSI-MN stockholders owned approximately 80.2% of the outstanding common stock of the Company, and Replidyne stockholders owned approximately 19.8% of the outstanding common stock of the Company. Options exercisable for a total of 5,681,974 shares of CSI-MN common stock (equivalent to a total of 3,676,208 shares of Company common stock) and warrants exercisable for a total of 4,836,051 shares of CSI-MN common stock (equivalent to a total of 3,128,740 shares of Company common stock) were assumed by the Company in connection with the merger.
     Immediately prior to the merger, warrants to purchase shares of CSI-MN Series A and Series B convertible preferred stock were converted into warrants to purchase shares of CSI-MN common stock at the same ratios as the preferred stock converted into common stock. Each option and warrant to purchase CSI-MN common stock outstanding at the effective time of the merger was assumed by the Company at the effective time of the merger. Each such option or warrant became an option or warrant, as applicable, to acquire that number of shares of Company common stock equal to the product obtained by multiplying the number of shares of CSI-MN common stock subject to such option or warrant by 0.647, rounded down to the nearest whole share of Company common stock. Following the merger, each such option or warrant has a purchase price per share of Company common stock equal to the quotient obtained by dividing the per share purchase price of CSI-MN common stock subject to such option or warrant by 0.647, rounded up to the nearest whole cent.
     The Company’s common stock was accepted for listing on the Nasdaq Global Market under the symbol “CSII” and trading commenced on February 26, 2009.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company has completed a pivotal clinical trial in the United States to demonstrate the safety and efficacy of the Company’s Diamondback 360° orbital atherectomy system in treating peripheral arterial disease. On August 30, 2007, the U.S. Food and Drug Administration, or FDA, granted the Company 510(k) clearance to market the Diamondback 360° for the treatment of peripheral arterial disease. The Company commenced a limited commercial introduction of the Diamondback 360° in the United States in September 2007. During the quarter ended March 31, 2008, the Company began its full commercial launch of the Diamondback 360°. Prior to the merger, Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products.
     For the fiscal year ended June 30, 2007, the Company was considered a “development stage enterprise” as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. During that time, the Company’s major emphasis was on planning, research and development, recruitment and development of a management and technical staff, and raising capital. The Company no longer considers itself a development stage enterprise as these development stage activities were completed prior to the first quarter of fiscal 2008. The Company’s management team, organizational structure and distribution channel are in place. The Company’s primary focus is on the sale and commercialization of its current product to end user customers.
     The Company believes that Replidyne did not meet the definition of a business in accordance with the Statements of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force (EITF) No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, because as of the date of merger Replidyne had reduced its employee headcount to three employees that were not engaged in development or commercialization efforts and did not transition to the combined company, and had discontinued and engaged in a process to sell or otherwise dispose of its research and development programs. As such, at the time the transaction was consummated, Replidyne’s sole business activity was liquidation through the merger. Under EITF 98-3, the total estimated purchase price is allocated to the assets acquired and liabilities assumed in connection with the transaction, based on their estimated fair values. As a result, the cost of the merger has been measured at the estimated fair value of the net assets acquired, and no goodwill has been recognized. While the accounting treatment of the transaction is an acquisition of assets and assumption of certain liabilities by the Company, the manner in which such transaction was consummated is a merger whereby former CSI-MN stockholders control the combined entity. Accordingly, consistent with guidance relating to such transactions, CSI-MN (the legal acquiree, but the accounting acquirer) is considered to be the continuing reporting entity that acquires the registrant, Replidyne (the legal acquirer, but the accounting acquiree), and therefore the transaction is considered to be a reverse merger. The merger qualified as a tax-free reorganization under provisions of Section 368(a) of the Internal Revenue Code. CSI-MN directors constitute a majority of the combined company’s board of directors and CSI-MN executive officers constitute all members of executive management of the combined company.
     The financial statements of the combined entity reflect the historical results of CSI-MN before the merger and do not include the historical financial results of Replidyne before the completion of the merger. The combined entity has changed its year-end to June 30 to correspond to the historical results of CSI-MN. Stockholders’ equity and earnings per share of the combined entity and, except as noted, all other share references have been retroactively restated to reflect the number of shares of common stock received by CSI-MN security holders in the merger, after giving effect to the difference between the par values of the capital stock of CSI-MN and Replidyne, with the offset to additional paid-in capital.
     A summary of the preliminary estimated fair value of the net assets acquired and merger costs incurred in the merger are as follows:

Description	Amount
Cash and cash equivalents	$38,479
Prepaid expenses and other current assets	1,186
Property and equipment	138
Other assets	525
Liabilities	(3,358)

Net assets acquired	$36,970

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     The Company incurred merger related costs of $1,110 that were recorded in additional paid in capital as part of the transaction.
     The Company has recorded a current and long-term asset of $719 related to a deposit for a portion of the vacated Replidyne office and production facility that has been subleased to two tenants. The tenants have prepaid the entire sublease amount and this prepayment has been netted against the lease liability that is included in accrued expenses and lease obligation and deferred rent on the balance sheet. The deposit is being held at an escrow agent and returned in monthly payments until lease expiration in September 2011. The Company has recorded the unreturned portion of the deposit at March 31, 2009, resulting in $278 in prepaid expenses and other current assets and $441 in other assets on the balance sheet.
     The Company has recorded a current and long-term liability of $2,469 related to Replidyne’s lease on the vacated office and production facility. The lease currently requires monthly base rent payments of $50 plus common area maintenance and operating expenses. Monthly base rent escalates over the remaining lease term to a maximum of $59 at lease expiration in September 2011. The Company has recorded the estimated net present value of the base rent, common area maintenance and operating expenses offset by estimated rental income at March 31, 2009, resulting in $995 in accrued expenses and $1,474 in lease obligation and other liabilities on the balance sheet.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated balance sheets, statements of operations, changes in stockholders’ equity (deficiency) and comprehensive (loss) income, and cash flows include the accounts of the Company and its wholly owned inactive Netherlands subsidiary, SCS B.V., after elimination of all significant intercompany transactions and accounts. SCS B.V. was formed for the purpose of conducting human trials and the development of production facilities. Operations of the subsidiary ceased in fiscal 2002; accordingly, there are no assets or liabilities included in the consolidated financial statements related to SCS B.V.
Interim Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures as required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements of CSI-MN and the notes thereto included in the Form 8-K filed by the Company with the SEC on March 3, 2009. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalent balances primarily with two financial institutions. At times, these balances exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents.
Fair Value of Financial Instruments
     Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral on the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and financial liabilities only.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     SFAS 157 classifies these inputs into the following hierarchy:
          Level 1 Inputs — quoted prices in active markets for identical assets and liabilities
          Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
          Level 3 Inputs — unobservable inputs
          The following table sets forth the fair value of the Company’s auction rate securities that were measured on a recurring basis as of March 31, 2009. Assets are measured on a recurring basis if they are remeasured at least annually:

	Level 3
			Auction Rate
	Available-for-	Trading	Securities Put
	Sale Securities	Securities	Option
Balance at June 30, 2008	$21,733	$—	$—
Transfer to trading securities	(21,733)	21,733	—
Unrealized loss on investments not previously recognized in earnings	—	(343)	—
Gain on auction rate securities put option	—	—	2,700
Gain on investments	—	300	—
Impairment on investments	—	(1,890)	—

Balance at March 31, 2009	$—	$19,800	$2,700

     As of March 31, 2009, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments.
Use of Estimates
     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment of all components has occurred or delivery of all components has occurred if the terms specify that title and risk of loss pass when products reach their destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. The Company has no additional post-shipment or other contractual obligations or performance requirements and does not provide any credits or other pricing adjustments affecting revenue recognition once those criteria have been met. The customer has no right of return on any component once these criteria have been met. Payment terms are generally set at 30 days.
     The Company has applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which the Company provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and the Company maintained legal title to these units. The Company recognized approximately $615,000 of revenue during the three months ended March 31, 2008 that previously had been classified as deferred revenue. The balance of deferred revenue was $517,000 as of March 31, 2008, reflecting all component shipments to customers pending receipt of a

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
customer purchase order and shipment of a new control unit. There was no deferred revenue balance at March 31, 2009 and no previously classified deferred revenue was recognized as revenue during the three months ended March 31, 2009.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop these assumptions. On February 12, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of this statement. SFAS No. 157 was adopted for financial assets and liabilities on July 1, 2008 and did not have a material impact on the Company’s financial position or consolidated results of operations during the nine months ended March 31, 2009.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted for financial assets and liabilities on July 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of March 31, 2009.
     In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, providing additional guidance for an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (“GAAP”) in determining whether the holder is likely to realize some portion of the unrealized loss on an impaired security. An investment is impaired if the fair value of the investment is less than its cost; and FSP 157-4, Determining When a Market is Not Active and a Transaction is Not Distressed, providing additional guidance on determining whether a market for a financial assets is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The implementation date is for reporting periods ending after June 15, 2009, with early implementation permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of these statements.
     In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for the Company on July 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact of this statement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was adopted on July 1, 2008 and did not have a material impact on the Company’s financial position or consolidated results of operations during the nine months ended March 31, 2009, except that the acceptance of the rights offer from UBS, as described in Note 4, resulted in a put option with a fair value of $2,700.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods including the accounting for contingent consideration. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with SFAS 141(R) to be applied prospectively while SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. The Company is currently evaluating the impact of these statements, but expects that the adoption of SFAS No. 141(R) will have a material impact on how the Company will identify, negotiate, and value

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
any future acquisitions and a material impact on how an acquisition will affect its consolidated financial statements, and that SFAS No. 160 will not have a material impact on its financial position or consolidated results of operations.
3. Going Concern
     The Company’s consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash and cash equivalents of $7,595 and an accumulated deficit of $118,305 at June 30, 2008. During the year ended June 30, 2008, net cash used in operations amounted to $31,868. The Company has incurred negative cash flows and losses since inception. In addition, in February 2008, the Company was notified that recent conditions in the global credit markets had caused insufficient demand for auction rate securities, resulting in failed auctions for $23,000 of the Company’s auction rate securities held at June 30, 2008. These securities are currently not liquid, as the Company has an inability to sell the securities due to continued failed auctions. At June 30, 2008, the Company had obtained a margin loan for up to $12,000 that was secured by the par value of the auction rate securities. Based on operating levels at June 30, 2008, combined with limited capital resources, financing the Company’s operations required that the Company raise additional equity or debt capital prior to December 31, 2008. All of these factors raised substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2008.
     Subsequent to June 30, 2008, the Company replaced the margin loan with a new loan that allowed for maximum borrowings of $23,000 secured by the par value of the auction rate securities. The Company also entered into a loan and security agreement with Silicon Valley Bank with maximum borrowings of $13,500. See Note 5 for a further description on these loans. In November 2008, the Company accepted an offer that allows it to require its auction rate securities to be purchased at par value any time during the period of June 30, 2010 through July 2, 2012. See Note 4 for a further description on this agreement.
     On February 25, 2009, the Company completed the reverse merger with Replidyne. At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $37,000. At March 31, 2009, the Company had cash and cash equivalents of $37,844. The Company believes current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. The Company intends to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. These factors will be considered at the end of fiscal year 2009 when the Company’s independent accountants reassess the Company’s ability to continue as a going concern.
4. Selected Consolidated Financial Statement Information
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At March 31, 2009, and June 30, 2008, respectively, inventories were comprised of the following:

	March 31,	June 30,
	2009	2008
Inventories
Raw materials	$1,168	$2,338
Work in process	187	117
Finished goods	1,382	1,321

	$2,737	$3,776

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
Investments
     The Company’s investments consist solely of auction rate securities (ARS). ARS were previously classified as short-term based on their liquid nature. ARS had certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurred at pre-determined intervals of less than one year.
     The Company’s ARS are AAA rated and issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of the Company’s ARS are supported by student loan assets that are guaranteed by the federal government under the FFELP.
     The Company’s ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals, primarily every 28 days, through auctions. Conditions in the global credit markets have prevented the Company from liquidating its holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed by the issuer or they mature.
     In February 2008, the Company was informed that there was insufficient demand for ARS, resulting in failed auctions for $23,000 of the Company’s ARS held at June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. As a result, at March 31, 2009 and at June 30, 2008, the Company has classified the fair value of the ARS as a long-term asset. Interest rates on all failed ARS were reset to a temporary predetermined “penalty” or “maximum” rate. These maximum rates are generally limited to a maximum amount payable over a 12 month period equal to a rate based on the trailing 12-month average of 90-day treasury bills, plus 120 basis points. These maximum allowable rates range from 2.7% to 4.0% of par value per year.
     The Company has collected all interest due on its ARS and has no reason to believe that it will not collect all interest due in the future. The Company expects to receive the principal associated with its ARS upon the earlier of a successful auction, their redemption by the issuer or their maturity. All ARS held by the Company continue to be AAA rated subsequent to the failed auctions that began in February 2008.
     At March 31, 2009, the Company considered three indications of fair value: 1) the fair value indicated by the secondary markets for student loan backed ARS; 2) the fair value indicated by considering the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value; and 3) the fair value based on estimates of present value of the ARS based upon expected cash flows.
     At March 31, 2009, the Company concluded that no weight should be given to the value indicated by the secondary markets for student loan backed ARS similar to those the Company holds because these markets have low transaction volumes and consist primarily of private transactions with minimal disclosure. In addition, these transactions may not be representative of the actions of typically-motivated buyers and sellers and the Company does not currently intend to sell in the secondary markets. However, the Company did consider the secondary markets for certain mortgage-backed securities to estimate the market yields attributable to the Company’s ARS, but determined that these secondary markets do not provide a sufficient basis of comparison for the ARS that the Company holds and, accordingly, attributed no weight to the values of these mortgage-backed securities indicated by the secondary markets.
     The Company also concluded that no weight should be given to the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value based on high levels of uncertainty in regards to estimating issuer call activity, so the Company attributed a weight of 100.0% to estimates of present value of the ARS based upon expected cash flows. The attribution of weights to the valuation factors required the exercise of valuation judgment. The selection of a weight of 100.0% attributed to the present value of the ARS based upon expected cash flows reflects the expectation that no certainty exists regarding how the ARS will be eventually converted to cash and this methodology represents the fair value today of a future conversion of the ARS to cash. To derive estimates of the present value of the ARS based upon expected cash flows, the Company used the securities’ expected annual interest payments, ranging from 0.3% to 2.0% of par value, representing estimated maximum annual rates under the governing documents of the ARS; annual market interest rates, ranging from 3.6% to 5.6%, based on observed traded, state sponsored, taxable

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
certificates rated AAA or lower and issued between March 1 and March 31, 2009; certain mortgage-backed securities and indices; and a range of expected terms to liquidity.
     The Company’s weighting of the valuation methods as of March 31, 2009 indicates an implied term to liquidity of approximately five years. The implied term to liquidity of approximately five years is a result of considering a range in possible timing of the various scenarios that would allow a holder of the ARS to convert the ARS to cash ranging from zero to ten years, with the highest probability assigned to five years.
     From mid-September 2008, UBS began to provide loans at no net cost to its clients for the par value of their ARS holdings. In addition, UBS has also committed to provide liquidity solutions to institutional investors and has agreed to purchase all or any of a remaining $10.3 billion in ARS at par value from its institutional clients beginning June 30, 2010. The value of these rights were not included in the fair value of the Company’s ARS but rather recognized as a free standing asset separate from the ARS.
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to the Company’s ARS (the “Rights”). The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.
     UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. Furthermore, UBS will only purchase up to an aggregate of $10.3 billion in ARS from its institutional clients. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.
     The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS on November 7, 2008, the Company recorded $2,700 as the fair value of the put option asset with a corresponding credit to interest income. The Company considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. The Company expects that future changes in the fair value of the put option will approximate fair value movements in the related ARS or reflect changes in the credit risk of UBS.
     Prior to accepting the UBS offer, the Company recorded ARS as investments available-for-sale. The Company recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ equity (deficiency) section of the balance sheet. Realized gains and losses were accounted for on the specific identification method.
     In connection with the Company’s acceptance of the UBS offer in November 2008, resulting in the Company’s right to require UBS to purchase ARS at par value beginning on June 30, 2010, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on the Company’s ARS was $343. This unrealized loss was included in accumulated other comprehensive (loss) income. Upon transfer to trading securities, the Company immediately recognized a loss of $343, included in impairment on investments, for the amount of the unrealized loss not previously recognized in earnings.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     In addition to the valuation procedures described above, the Company considered (i) its current inability to hold these securities for a period of time sufficient to allow for an unanticipated recovery in fair value based on the Company’s current liquidity, history of operating losses, and management’s estimates of required cash for continued product development and sales and marketing expenses, and (ii) failed auctions and the anticipation of continued failed auctions for all of the Company’s ARS. Based on the factors described above, the Company recorded a gain on investments for the three months ended March 31, 2009 of $300. The Company recorded an impairment loss of $1,933 for the nine months ended March 31, 2009, which includes $343 of an unrealized loss not previously recognized in earnings. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of investments.
5. Debt
Loan and Security Agreement with Silicon Valley Bank
     On September 12, 2008, the Company entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13,500, which agreement was amended on February 25, 2009 and April 30, 2009. The agreement includes a $3,000 term loan, a $10,000 accounts receivable line of credit, and a $5,500 term loan that reduces the availability of funds on the accounts receivable line of credit. The terms of each of these loans are as follows:
•	The $3,000 term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, the Company granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock at an exercise price of $14.16 per share. This warrant was assigned a value of $75 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at March 31, 2009 was $2,911.

•	The accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. The Company’s accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at March 31, 2009.

On April 30, 2009, the accounts receivable line of credit was amended to allow for an increase in borrowings from $5,000 to $10,000. All other terms and conditions of the original line of credit agreement remain in place. The $5,500 term loan reduces available borrowings under the line of credit agreement.

•	The term loan was originally two guaranteed term loans. One of the guaranteed term loans was for $3,000 and the other guaranteed term loan was for $2,500, each with a one year maturity. Each of the guaranteed term loans had a floating interest rate equal to the prime rate, plus 2.25%, with an interest rate floor of 7.0% (effective rate of 7.0% at March 31, 2009). Interest on borrowings was due monthly and the principal balance was due at maturity. One of the Company’s directors and stockholders and two entities who held the Company’s preferred shares and were also affiliated with two of the Company’s directors agreed to act as guarantors of these term loans. In consideration for guarantees, the Company issued the guarantors warrants to purchase an aggregate of 296,539 shares of the Company’s common stock at an exercise price of $9.28 per share. The balance outstanding on the guaranteed term loans at March 31, 2009 was $5,500 (excluding debt discount of $866).

On April 30, 2009, the guaranteed term loans were refinanced into a $5,500 term loan that has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. As a result of the refinancing, the guarantees on the original term loans have been released. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, the Company estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5,500, resulting in an assigned value of $3,690 for the loans and $1,810 for the warrants. The assigned value of the warrants of $1,810 is treated as a debt discount and amortized over the one year maturity of the loan.
     Borrowings from Silicon Valley Bank are collateralized by all of the Company’s assets, other than the Company’s ARS and intellectual property, and, until April 30, 2009, the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, including the Company’s achievement of minimum monthly net revenue goals. Any non-compliance by the Company under the terms of the Company’s debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
     Loan Payable
     On March 28, 2008, the Company obtained a margin loan from UBS Financial Services’, Inc. for up to $12,000, with a floating interest rate equal to 30-day LIBOR, plus 0.25%. The loan was secured by the $23,000 par value of the Company’s auction rate securities. The maximum borrowing amount was not set forth in the written agreement for the loan and may have been adjusted from time to time by UBS Financial Services in its sole discretion. The loan was due on demand and UBS Financial Services may have required the Company to repay it in full from any loan or financing arrangement or a public equity offering. The margin requirements were determined by UBS Financial Services but were not included in the written loan agreement and were therefore subject to change. As of June 30, 2008, the margin requirements provided that UBS Financial Services would require a margin call on this loan if at any time the outstanding borrowings, including interest, exceed $12,000 or 75% of UBS Financial Services’ estimate of the fair value of the Company’s auction rate securities. If these margin requirements were not maintained, UBS Financial Services may have required the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. As of June 30, 2008, the Company maintained these margin requirements.
     On August 21, 2008, the Company replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23,000. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require the Company to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50,000. In addition, if at any time any of the Company’s auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then the Company must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of August 21, 2008, the margin requirements include maximum borrowings, including interest, of $23,000. If these margin requirements are not maintained, UBS Bank may require the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. The Company has maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at March 31, 2009 was $22,917 and is included in maturities during the three months ending June 30, 2009.
     As of March 31, 2009, debt maturities (including debt discount) were as follows:

Three months ending June 30, 2009	$22,876
2010	2,820
2011	3,536
2012	1,230

Total	$30,462
Less: Current Maturities	(24,964)

Long-term debt	$5,498

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
6. Common Stock Warrants
     Immediately prior to consummation of the merger, CSI-MN issued warrants to preferred stockholders to purchase an aggregate of 3,499,877 shares of common stock (on a pre-merger basis) at an exercise price of $5.71 per share, as contemplated by the Merger Agreement. In the merger, these warrants were converted into warrants to purchase 2,264,264 shares of Company common stock at an exercise price at $8.83 per share. The warrants were assigned a value of $8,217 for accounting purposes and were recorded as additional paid in capital as part of the merger. The warrants are immediately exercisable and expire five years after issuance.
     In connection with the merger, 439,317 fully exercisable preferred stock warrants were converted into common stock warrants. The exercise prices on these warrants range from $8.83 - $14.16 and expire at various dates through September 2018.
     During the nine months ended March 31, 2009, the Company issued the former guarantors of the Silicon Valley Bank guaranteed term loans warrants to purchase an aggregate of 296,539 shares of the Company’s common stock at an exercise price of $9.28 per share. The warrants were assigned a value of $1,810 for accounting purposes, are immediately exercisable, and expire five years after issuance.
     The following summarizes common stock warrant activity for the nine months ended March 31, 2009:

	Warrants	Price Range
	Outstanding	per Share
Warrants outstanding at June 30, 2008	158,041	$1.55 – $12.37
Warrants issued	2,560,803	$8.83 – $9.28
Warrants converted	439,317	$8.83 – $14.16
Warrants exercised	(29,226)	$1.55 – $7.73
Warrants expired	(8,605)	$7.73

Warrants outstanding at March 31, 2009	3,120,330	$1.55 – $14.16

     The following assumptions were utilized in determining the fair value of warrants issued under the Black-Scholes model:

Nine Months Ended
March 31,
2009
Weighted average fair value of warrants granted	$4.06
Risk-free interest rates	2.5% -3.0%
Expected life	5 years
Expected volatility	46.7%-55.5%
Expected dividends	None
7. Stock Options and Restricted Stock Awards
     The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), which was assumed from CSI-MN, under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors, and in connection with the merger the Company assumed options and restricted stock awards granted by CSI-MN under its 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the execution of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan but with the approval of the 2007 Plan no additional options will be granted under it. The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. The amended 2007 Plan also includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
year beginning July 1, 2008, and ending July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the board of directors.
     The Company had granted the following amount of stock options and restricted stock awards through March 31, 2009:

	Number of
Grant Type	Shares
Service based stock options (2007 Plan)	994,351
Performance based stock options (2007 Plan)	501,425
Service based stock options (2003 Plan)	429,338

Total	1,925,114	(1)

Restricted stock units (2007 Plan)	41,905
Restricted stock awards (2007 Plan)	703,724

(1)	Excludes 45,290 shares of service based stock options granted outside of the plans.
     All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and board of directors. In addition, the Company has granted nonqualified stock options to employees, directors and consultants outside of the Plans.
     In estimating the value of the Company’s common stock for purposes of granting options and determining stock-based compensation expense prior to the merger, the Company’s management and board of directors conducted stock valuations using two different valuation methods: the option pricing method and the probability weighted expected return method. Both of these valuation methods took into consideration the following factors: financing activity, rights and preferences of the Company’s preferred stock, growth of the executive management team, clinical trial activity, the FDA process, the status of the Company’s commercial launch, the Company’s mergers and acquisitions and public offering processes, revenues, the valuations of comparable public companies, the Company’s cash and working capital amounts, and additional objective and subjective factors relating to the Company’s business. The Company’s management and board of directors set the exercise prices for option grants based upon their best estimate of the fair market value of the common stock at the time they made such grants, taking into account all information available at those times. In some cases, management and the board of directors made retrospective assessments of the valuation of the common stock at later dates and determined that the fair market value of the common stock at the times the grants were made was different than the exercise prices established for those grants. In cases in which the fair market was higher than the exercise price, the Company recognized stock-based compensation expense for the excess of the fair market value of the common stock over the exercise price.
     Stock option activity for the nine months ended March 31, 2009 is as follows:

			Weighted
	Shares Available	Number of	Average
	for Grant(a)	Options(b)	Exercise Price
Options outstanding at June 30, 2008	544,538	3,803,124	$10.19
Shares reserved	1,965,431	—
Shares granted	(99,314)	99,314	$9.13
Options exercised	—	(59,524)	$8.12
Options forfeited or expired	—	(80,551)	$9.22

Options outstanding at March 31, 2009	2,410,655	3,762,363	$10.21

(a)	Excludes the effect of options granted, exercised, forfeited or expired related to activity from options granted outside the stock option plans described above; excludes the effect of restricted stock awards granted or forfeited under the 2007 Plan.

(b)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     Options typically vest over two to three years. An employee’s unvested options are forfeited when employment is terminated; vested options must be exercised at or within 90 days of termination to avoid forfeiture. The Company determines the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted under the Black-Scholes model:

	Nine Months Ended	Year Ended
	March 31, 2009	June 30, 2008
Weighted average fair value of options granted	$4.66	$5.78
Risk-free interest rates	2.82%	2.45% – 4.63%
Expected life	6 years	3.5 – 6 years
Expected volatility	55.5%	43.1% – 46.4%
Expected dividends	None	None
     The risk-free interest rate for periods within the five and ten year contractual life of the options is based on the U.S. Treasury yield curve in effect at the grant date and the expected option life. Expected volatility is based on the historical volatility of the stock of companies within the Company’s peer group.
     On December 12, 2007, the Company granted 501,425 performance based incentive stock options to certain executives. The options originally were to become exercisable in full on the third anniversary of the date of grant provided that the Company had completed its initial public offering of common stock or a change of control transaction before December 31, 2008 and shall terminate on the tenth anniversary of the date of the grant. For this purpose, “change of control transaction” was defined as an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization or similar transaction. On December 12, 2008, the Company amended the vesting terms of these options to delete the aforementioned vesting terms and to provide instead that the exercisability of the options shall be conditioned upon the closing of the merger and that the options shall vest to the extent of 50% of the total shares subject to the first anniversary of the merger and for the remaining 50% on the second anniversary of the merger. The Company has calculated compensation expense of $4,716 related to the stock options that is expected to be recognized over the vesting period. The Company began recording stock-based compensation expense related to the performance based incentive stock options effective at the closing of the merger, the time at which it became probable that the options would vest.
     As of March 31, 2009, the Company had granted 703,724 restricted stock awards. The fair value of each restricted stock award was equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the nine months ended March 31, 2009 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2008	525,473	$14.68
Restricted stock awards granted	160,149	$15.03
Restricted stock awards forfeited	(73,470)	$15.28

Restricted stock awards outstanding at March 31, 2009	612,152	$14.76

     The Company also maintains its 2006 Equity Incentive Plan (the “2006 Plan”), relating to Replidyne activity prior to the merger in February 2009. A total of 794,641 shares were originally reserved under the 2006 Plan but effective with the merger no additional options will be granted under it. Options granted under the 2006 Plan were either incentive or nonqualified stock options. Incentive stock options were only granted to Replidyne employees. Nonqualified stock options were granted by Replidyne to its employees, directors, and nonemployee consultants. Generally, options granted under the 2006 Plan expired ten years from the date of grant and vested over four years. Options granted generally vested over a four year period.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     Stock option activity since the date of merger is as follows:

		Weighted
	Number	Average
	of Options	Exercise Price
Options outstanding at February 25, 2009	239,716	$31.11
Shares granted	—	$—
Options exercised	(4,116)	$6.13
Options forfeited or expired	(34,384)	$34.90

Options outstanding at March 31, 2009	201,216	$30.97

8. Redeemable Convertible Preferred Stock and Convertible Preferred Stock Warrants
     The Company issued 3,081,375 shares of Series A redeemable convertible preferred stock during fiscal 2007, no par value, for total proceeds of $27,000. In addition, Series A convertible preferred stock warrants were issued to purchase 436,710 shares of Series A redeemable convertible preferred stock in connection with the sale of the Series A redeemable convertible preferred stock. The Series A convertible preferred stock warrants have a purchase price of $8.83 per share with a five-year term and were assigned an initial value of $1,767 for accounting purposes using the Black-Scholes model. The change in value of the Series A convertible preferred stock warrants due to decretion (accretion) as a result of remeasurement was $3,157 and $(696) for the three months ended March 31, 2009 and 2008, respectively, and $2,991 and $(912) for the nine months ended March 31, 2009 and 2008 respectively, and is included in the consolidated statements of operations.
     As of June 30, 2007, the Company had sold 652,377 shares of Series A-1 redeemable convertible preferred stock, no par value, for total proceeds of $8,271, net of offering costs of $34. During the period from July 2007 to September 2007, the Company sold an additional 808,843 shares of Series A-1 redeemable convertible preferred stock for total proceeds of $10,282, net of offering costs of $14.
     On December 17, 2007, the Company completed the sale of 1,412,591 shares of Series B redeemable convertible preferred stock for total proceeds of $19,963, net of offering costs of $37.
     In connection with the closing of the merger at February 25, 2009, and preparation of the Company’s financial statements as of June 30, 2008, the Company’s management and Board of Directors established what it believed to be a fair market value of the Company’s Series A, Series A-1, and Series B redeemable convertible preferred stock. This determination was based on concurrent significant stock transactions with third parties and a variety of factors, including the Company’s business milestones achieved and future financial projections, the Company’s position in the industry relative to its competitors, external factors impacting the value of the Company in its marketplace, the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies.
     Changes in the current market value of the Series A, Series A-1, and Series B redeemable convertible preferred stock were recorded as decretion (accretion) of redeemable convertible preferred stock and as accumulated deficit in the consolidated statements of changes in shareholders’ equity (deficiency) and in the consolidated statements of operations as decretion (accretion) of redeemable convertible preferred stock.
     The conversion rights of the Series A, Series A-1, and Series B redeemable convertible preferred stock (collectively, the “Preferred Stock”) were as follows:
The holders of the Preferred Stock had the right to convert, at their option, their shares into common stock on a share for share basis (subject to adjustments for events of dilution). Each preferred share would be automatically converted into unregistered shares of the Company’s common stock without any Company action, thereby providing conversion of all preferred shares, upon the approval of a majority of the preferred shareholders or upon the completion of an underwritten public offering of the Company’s shares, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, of which the aggregate proceeds to the Company exceeded $40,000 (a “Qualified Public Offering”). Upon conversion, each share of the Preferred Stock would be converted into one share of common stock (subject to adjustment as defined in the CSI-MN Amended and Restated Articles of Incorporation), dividends would no longer accumulate, and previously accumulated, undeclared and unpaid dividends would not be payable by the Company.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
In the event the holders of the Preferred Stock elected to convert their preferred shares into shares of common stock, and those holders requested that the Company register those shares of common stock, the Company was obligated to use its best efforts to effect a registration of the Company’s common shares. In the event that the common shares were not registered, the Company was not subject to financial penalties.
     Immediately prior to the merger with Replidyne, each share of CSI-MN’s Series A, A-1, and B convertible preferred stock automatically converted into approximately one share of CSI-MN’s common stock pursuant to an agreement with the preferred shareholders. In addition, immediately prior to the merger, warrants to purchase shares of CSI-MN Series A and B convertible preferred stock were converted into warrants to purchase CSI-MN common stock outstanding at the effective time of the merger.
     Subsequent to the merger with Replidyne, the Company has 5,000,000 preferred shares authorized. There are no preferred shares issued or outstanding at March 31, 2009.
9. Commitment and Contingencies
Shturman Legal Proceedings
     The Company was party to two legal proceedings relating to a dispute with Dr. Leonid Shturman, the Company’s founder, and Shturman Medical Systems, Inc., a company owned by Dr. Shturman. One of the legal proceedings concluded on May 5, 2008, and in the other legal proceeding a settlement was reached resulting in the Company paying Dr. Shturman $50. The Company recognized the $50 expense related to the settlement of this matter during the three months ended December 31, 2008.
ev3 Legal Proceedings
     The Company is party to a legal proceeding with ev3 Inc., ev3 Endovascular, Inc. and FoxHollow Technologies, Inc., together referred to as the Plaintiffs, which filed a complaint on December 28, 2007 in the Ramsey County District Court for the State of Minnesota against the Company and former employees of FoxHollow currently employed by the Company, which complaint was subsequently amended.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
     The complaint, as amended, includes seven counts, which allege as follows:
•	Individual defendants violated provisions in their employment agreements with their former employer FoxHollow, barring them from misusing FoxHollow confidential information.

•	Individual defendants violated a provision in their FoxHollow employment agreements barring them, for a period of one year following their departure from FoxHollow, from soliciting or encouraging employees of FoxHollow to join the Company.

•	Individual defendants breached a duty of loyalty owed to FoxHollow.

•	The Company and individual defendants misappropriated trade secrets of one or more of the Plaintiffs.

•	All defendants engaged in unfair competition.

•	The Company tortiously interfered with the contracts between FoxHollow and individual defendants by allegedly procuring breaches of the employee non-solicitation/encouragement provision in those agreements, and an individual defendant tortiously interfered with the contracts between certain individual defendants and FoxHollow by allegedly procuring breaches of the confidential information provision in those agreements.

•	All defendants conspired to gain an unfair competitive and economic advantage for the Company to the detriment of the Plaintiffs.
     The Plaintiffs seek, among other forms of relief, an award of damages in an amount greater than $50, a variety of forms of injunctive relief, exemplary damages under the Minnesota Trade Secrets Act, and recovery of their attorney fees and litigation costs. Although the Company has requested the information, the Plaintiffs have not yet disclosed what specific amount of damages they claim.
     The Company is defending this litigation vigorously, and believes that the outcome of this litigation will not have a materially adverse effect on the Company’s business, operations, cash flows or financial condition. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this action is not probable. If the Company is not successful in this litigation, it could be required to pay substantial damages and could be subject to equitable relief that could include a requirement that the Company terminate or otherwise alter the terms or conditions of employment of certain employees, including certain key sales personnel who were formerly employed by FoxHollow. In any event, the defense of this litigation, regardless of the outcome, could result in substantial legal costs and diversion of management’s time and efforts from the operation of business.
10. Earnings Per Share
Basic
     The following table presents a reconciliation of the numerators and denominators used in the basic earnings per common share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator
Net loss available in basic calculation	$(3,829)	$(10,611)	$(26,258)	$(27,820)
Decretion (accretion) of redeemable convertible preferred stock(a)	25,778	(14,216)	22,781	(19,422)

Net income (loss) available to common stockholders	$21,949	$(24,827)	$(3,477)	$(47,242)

Denominator
Weighted average common shares outstanding — basic	8,343,660	4,552,694	6,096,523	4,278,109

Net income (loss) per common share — basic	$2.63	$(5.45)	$(0.57)	$(11.04)

(a)	The calculation for accretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
Diluted
     The following table presents a reconciliation of the numerators and denominators used in the diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator
Net income (loss) available to common stockholders	$21,949	$(24,827)	$(3,477)	$(47,242)
Less: (Decretion) accretion of redeemable convertible preferred stock(a)	(25,778)	—	—	—

Net loss available in diluted calculation	$(3,829)	$(24,827)	$(3,477)	$(47,242)

Denominator
Weighted average common shares — basic	8,343,660	4,552,694	6,096,523	4,278,109
Effect of dilutive stock options and warrants(b)(c)	—	—	—	—
Conversion of redeemable convertible preferred stock(d)	3,704,921	—	—	—

Weighted average common shares outstanding — diluted	12,048,581	4,552,694	6,096,523	4,278,109

Net loss per common share —diluted	$(0.32)	$(5.45)	$(0.57)	$(11.04)

(a)	The calculation for accretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock. These amounts have been excluded from the calculation for the three months ended March 31, 2008, and nine months ended March 31, 2009 and 2008 because they are anti-dilutive.

(b)	At March 31, 2009 and 2008, 3,120,330 and 617,625 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)	At March 31, 2009 and 2008, 3,963,579 and 3,891,041 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(d)	The calculation of conversion of redeemable convertible preferred stock has been shown for the three months ended March 31, 2009. These shares have been excluded from the calculation for the three months ended March 31, 2008, and nine months ended March 31, 2009 and 2008 because those shares are anti-dilutive.
11. Initial Public Offering Costs
     The Company withdrew the registration statement for its initial public offering in conjunction with the announcement of the execution of the Merger Agreement in November 2008. Therefore, previously capitalized offering costs of approximately $1,700 were included in selling, general and administrative during the nine months ended March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part 1. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Registration Statement on Form S-4 (Registration No. 333-155887) under the headings “Risks Relating to CSI and the Combined Company,” “Risks Relating to CSI’s Business and Operations,” “Risks Related to Government Regulation,” “Risks Relating to CSI’s Intellectual Property,” and “Risks Relating to Ownership of Common Stock of the Combined Company” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
     We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our initial product, the Diamondback 360° Orbital Atherectomy System, is a minimally invasive catheter system for the treatment of peripheral arterial disease, or PAD.
     We were incorporated as Replidyne, Inc. in Delaware in 2000. On February 25 2009, Replidyne, Inc. completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Replidyne, Responder Merger Sub, Inc., a wholly-owned subsidiary of Replidyne (“Merger Sub”), and CSI-MN (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into CSI-MN, with CSI-MN continuing after the merger as the surviving corporation and a wholly owned subsidiary of Replidyne. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN changed its name to CSI Minnesota, Inc. Following the merger of Merger Sub with CSI-MN, CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.” Unless the context otherwise requires, all references herein to the “Company,” “CSI,” “we,” “us” and “our” refer to CSI-MN prior to the completion of the merger and to CSI following the completion of the merger and the name change, and all references to “Replidyne” refer to Replidyne prior to the completion of the merger and the name change.
     At the closing of the merger, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $37.0 million. As of immediately following the effective time of the merger, former CSI-MN stockholders owned approximately 80.2% of the outstanding common stock of the combined company, and Replidyne stockholders owned approximately 19.8% of the outstanding common stock of the combined company.
     Our common stock was accepted for listing on the Nasdaq Global Market under the symbol “CSII” and trading commenced on February 26, 2009.
     Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products.
     CSI-MN was incorporated in Minnesota in 1989. From 1989 to 1997, we engaged in research and development on several different product concepts that were later abandoned. Since 1997, we have devoted substantially all of our resources to the development of the Diamondback 360°.
          From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the FDA. We initially focused our testing on providing a solution for coronary in-stent restenosis but later changed the focus to PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.
          In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced a limited commercial introduction of the Diamondback 360° in the United States in September 2007. This limited commercial introduction intentionally limited the size of our sales force and the number of customers each member of the sales force served in order to focus on obtaining quality and timely product feedback on initial product usages.
          We market the Diamondback 360° in the United States through a direct sales force and commenced a full commercial launch in the quarter ended March 31, 2008. We expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We manufacture the Diamondback 360° internally at our facilities.
          As of March 31, 2009, we had an accumulated deficit of $121.8 million. We expect our losses to continue but generally decline as revenue grows as we continue our commercialization activities, develop additional product enhancements and make further regulatory submissions. To date, we have financed our operations primarily through the private placement of equity securities and completion of the merger.
     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flows from operations. We had cash and cash equivalents of $37.8 million at March 31, 2009, which was primarily acquired as a result of the merger. During the nine months ended March 31, 2009 and 2008, net cash used in operations amounted to $26.4 million and $22.4 million, respectively. In February 2008, we were notified that recent conditions in the global credit markets had caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at March 31, 2009. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. On March 28, 2008, we obtained a margin loan from UBS Financial Services, Inc., the entity through which we originally purchased our auction rate securities, for up to $12.0 million, which was secured by the $23.0 million par value of our auction rate securities. The outstanding balance on this loan at June 30, 2008 was $11.9 million. On August 21, 2008, we replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23.0 million.
     In addition, on September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13.5 million. The agreement originally included a $3.0 million term loan, a $5.0 million accounts receivable line of credit, and two term loans for an aggregate of $5.5 million that are guaranteed by certain of our affiliates. On April 30, 2009, we amended the loan and security agreement to allow for borrowings of up to $10.0 million on the accounts receivable line of credit, along with replacing the $5.5 million guaranteed loans with a term loan. The amended $5.5 million term loan reduces available borrowings under the accounts receivable line of credit. See “Liquidity and Capital Resources” for further information regarding this loan.
     During the remainder of fiscal year 2009, we plan to continue to expand our sales and marketing efforts, conduct research and development of product improvements and increase our manufacturing capacity to support anticipated future growth.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, excess and obsolete inventory, stock-based compensation, preferred stock and preferred stock warrants are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.
     Some of our significant accounting policies require us to make subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (1) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (2) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, results of operations, or cash flows. We believe that the following are our critical accounting policies and estimates:

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment of all components has occurred or delivery of all components has occurred if the terms specify that title and risk of loss pass when products reach their destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. We have no additional post-shipment or other contractual obligations or performance requirements and do not provide any credits or other pricing adjustments affecting revenue recognition once these criteria have been met. The customer has no right of return on any component once the above criteria have been met. Payment terms are generally set at 30 days.
We have applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which we provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and we maintained legal title to these units. We recognized approximately $615,000 of revenue during the three months ended March 31, 2008 that previously had been classified as deferred revenue. The balance of deferred revenue was $517,000 as of March 31, 2008, reflecting all component shipments to customers pending receipt of a customer purchase order and shipment of a new control unit. There was no deferred revenue balance at March 31, 2009 and no previously classified deferred revenue was recognized as revenue during the three months ended March 31, 2009.
     Investments. Our investments consist solely of auction rate securities (ARS). ARS were previously classified as short-term based on their liquid nature. ARS had certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurred at pre-determined intervals of less than one year.
     Our ARS are AAA rated and issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of the our ARS are supported by student loan assets that are guaranteed by the federal government under the FFELP.
     Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals, primarily every 28 days, through auctions. Conditions in the global credit markets have prevented us from liquidating our holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed by the issuer or they mature.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS held at March 31, 2009 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. As a result, at March 31, 2009 and June 30, 2008, we classified the fair value of the ARS as a long-term asset. Interest rates on all failed ARS were reset to a temporary predetermined “penalty” or “maximum” rate. These maximum rates are generally limited to a maximum amount payable over a 12 month period equal to a rate based on the trailing 12-month average of 90-day treasury bills, plus 120 basis points. These maximum allowable rates range from 2.7% to 4.0% of par value per year. We have collected all interest due on our ARS and have no reason to believe that we will not collect all interest due in the future. We expect to receive the principal associated with our ARS upon the earlier of a successful auction, their redemption by the issuer or their maturity. All ARS held by us continue to be AAA rated subsequent to the failed auctions that began in February 2008.
     At March 31, 2009, we considered three indications of fair value: 1) the fair value indicated by the secondary markets for student loan backed ARS; 2) the fair value indicated by considering the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value; and 3) the fair value based on estimates of present value of the ARS based upon expected cash flows.
     At March 31, 2009, we concluded that no weight should be given to the value indicated by the secondary markets for student loan backed ARS similar to those we hold because these markets have low transaction volumes and consist primarily of private transactions with minimal disclosure. In addition, these transactions may not be representative of the actions of typically-motivated buyers and sellers and we do not currently intend to sell in the secondary markets. However, we did consider the secondary markets for certain mortgage-backed securities to estimate the market yields attributable to our ARS, but determined that these secondary markets do not provide a sufficient basis of comparison for the ARS that we hold and, accordingly, attributed no weight to the values of these mortgage-backed securities indicated by the secondary markets.
     We also concluded that no weight should be given to the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value based on high levels of uncertainty in regards to estimating issuer call activity, so we attributed a weight of 100.0% to estimates of present value of the ARS based upon expected cash flows. The attribution of weights to the valuation factors required the exercise of valuation judgment. The selection of a weight of 100.0% attributed to the present value of the ARS based upon expected cash flows reflects the expectation that no certainty exists regarding how the ARS will be eventually converted to cash and this methodology represents the fair value today of a future conversion of the ARS to cash. To derive estimates of the present value of the ARS based upon expected cash flows, we used the securities’ expected annual interest payments, ranging from 0.3% to 2.0% of par value, representing estimated maximum annual rates under the governing documents of the ARS; annual market interest rates, ranging from 3.6% to 5.6%, based on observed traded, state sponsored, taxable certificates rated AAA or lower and issued between March 1 and March 31, 2009; certain mortgage-backed securities and indices; and a range of expected terms to liquidity.
     Our weighting of the valuation methods as of March 31, 2009 indicates an implied term to liquidity of approximately five years. The implied term to liquidity of approximately five years is a result of considering a range in possible timing of the various scenarios that would allow a holder of the ARS to convert the ARS to cash ranging from zero to ten years, with the highest probability assigned to five years.
     From mid-September 2008, UBS began to provide loans at no net cost to its clients for the par value of their ARS holdings. In addition, UBS has also committed to provide liquidity solutions to institutional investors and has agreed to purchase all or any of a remaining $10.3 billion in ARS at par value from its institutional clients beginning June 30, 2010. The value of these rights were not included in the fair value of our ARS but rather recognized as a free standing asset separate from the ARS.
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.
     UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. Furthermore, UBS will only purchase up to an aggregate of $10.3 billion in ARS from its institutional clients. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.
     The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS on November 7, 2008, we recorded $2,700 as the fair value of the put option asset with a corresponding credit to interest income. We considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in our valuation of the put option. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS or reflect changes in the credit risk of UBS.
     Prior to accepting the UBS offer, we recorded ARS as investments available-for-sale. We recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ deficiency section of the balance sheet. Realized gains and losses were accounted for on the specific identification method.

     In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase ARS at par value beginning on June 30, 2010, we transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $343,000. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized a loss of $343,000, included in impairment on investments, for the amount of the unrealized loss not previously recognized in earnings.
     In addition to the valuation procedures described above, we considered (i) our current inability to hold these securities for a period of time sufficient to allow for an unanticipated recovery in fair value based on our current liquidity, history of operating losses, and management’s estimates of required cash for continued product development and sales and marketing expenses, and (ii) failed auctions and the anticipation of continued failed auctions for all of our ARS.
     Based on the factors described above, we recorded a gain on investments for the three months ended March 31, 2009 of $300,000. We recorded an impairment loss of $1.9 million for the nine months ended March 31, 2009, which includes $343,000 of an unrealized loss not previously recognized in earnings. We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of investments.
Excess and Obsolete Inventory. We have inventories that are principally comprised of capitalized direct labor and manufacturing overhead, raw materials and components, and finished goods. Due to the technological nature of our products, there is a risk of obsolescence to changes in our technology and the market, which is impacted by exogenous technological developments and events. Accordingly, we write down our inventories as we become aware of any situation where the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions. The evaluation includes analyses of inventory levels, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.
Stock-Based Compensation. We account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SAB No. 107, using the prospective application method, for the issuance of stock options to employees and directors on or after July 1, 2006. The unvested compensation costs at July 1, 2006, which relate to grants of options that occurred prior to the date of adoption of SFAS No. 123(R), are continuing to be accounted for under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires us to recognize stock-based compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all employee and director stock options is expensed in the consolidated statements of operations over the related vesting period of the options. We calculated the fair value on the date of grant using a Black-Scholes option pricing model.
To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. These assumptions include:
•	our common stock’s volatility;

•	the length of our options’ lives, which is based on future exercises and cancellations;

•	the number of shares of common stock pursuant to which options which will ultimately be forfeited;

•	the risk-free rate of return; and

•	future dividends.
Prior to the consummation of the merger, we used comparable public company data to determine volatility for option grants. Since we have a limited history of stock purchase and sale activity, expected volatility is based on historical data from several public companies similar to us in size and nature of operations. We will continue to use comparable public company data to determine expected volatility for option grants until our historical volatility is relevant to measure. We use a weighted average calculation to estimate the time our options will be outstanding. We estimated the number of options that are expected to be forfeited based on our historical experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We use our judgment and expectations in setting future dividend rates, which is currently expected to be zero.
The absence of an active market for our common stock prior to the consummation of the merger also required our management and board of directors to estimate the fair value of our common stock for purposes of granting options and for determining stock-based compensation expense. In response to these requirements, our management and board of directors estimated the fair market value of common stock at each date at which options are granted based upon stock valuations and other qualitative factors. We have conducted stock valuations using the probability weighted expected return method, or PWERM at June 30, 2008, September 30, 2008, and December 31, 2008, as of which times we had commenced significant efforts in connection with our initial public offering process or the merger and the probability of a liquidation event had increased. Accordingly, management and the board of directors determined that the PWERM would be more appropriate than the option pricing method. For the PWERM, we estimated the likely return to stockholders based upon our becoming a public company through the merger or an initial public offering, being acquired or remaining a private company, and employed comparable public company, merger and acquisition transaction, and discounted cash flow analysis. These values were adjusted and weighted based on probability of occurrence.
Our management and board of directors also considered the valuations of comparable public companies, our cash and working capital amounts, and additional objective and subjective factors relating to our business. For each valuation, our management and board of directors considered all of the factors that they considered to be relevant at the time and did not rely exclusively on any particular factors. Certain factors described with respect to each valuation represented progress in the development of our business, which reduced risk and improved the probability that we would achieve our business plan. In addition, the order in which we have described these factors in this Form 10-Q does not represent the relative importance or weight given to any of the factors.
Following the merger, our stock valuations will be based upon the market price for our common stock.
The following highlights key milestones that contributed to the valuation of the common stock in each of our valuations:
Valuation as of December 31, 2008
This valuation estimated that the fair market value of our common stock as of December 31, 2008 was $16.80 per share, taking into consideration revenues of $25.6 million for the six months ended December 31, 2008, along with the estimated valuations associated with various liquidation scenarios considered under the PWERM method, including the merger.
Valuation as of September 30, 2008
This valuation estimated that the fair market value of our common stock as of September 30, 2008 was $15.84 per share, taking into consideration revenues of $11.6 million for the three months ended September 30, 2008, along with the estimated valuations associated with various liquidation scenarios considered under the PWERM method, including the merger.
Valuation as of June 30, 2008
This valuation estimated that the fair market value of our common stock as of June 30, 2008 was $15.80 per share, taking into consideration revenues of $22.2 million for the year ended June 30, 2008 and substantial completion of additional milestones in the initial public offering process. This valuation also considered uncertain conditions in the public markets, which resulted in a slightly lower valuation of our common stock than the March 31, 2008 valuation.
Our management and board of directors set the exercise prices for option grants based upon their best estimate of the fair market value of the common stock at the time they made such grants, taking into account all information available at those times. In some cases, management and the board of directors made retrospective assessments of the valuation of the common stock at later dates and determined that the fair market value of the common stock at the times the grants were made was different than the exercise prices established for those grants. In cases in which the fair market value was higher than the exercise price, we recognized stock-based compensation expense for the excess of the fair market value of the common stock over the exercise price.

We have granted restricted stock awards with vesting terms ranging from 12 to 36 months. The following table sets forth the number of shares of restricted stock awarded and the fair market value of the common stock, as determined by our management and board of directors, on the dates of the restricted stock award grants:

		Fair Market Value per Share
		Assigned by Management and
Date of Restricted Stock Award Grant	Number of Shares	Board of Directors
February 25, 2009	18,013	$7.80
December 15, 2008	25,032	$16.65
October 21, 2008	12,403	$16.01
July 22, 2008	104,701	$15.80
April 22, 2008	164,081	$15.88
April 14, 2008	48,526	$15.88
February 14, 2008	198,759	$14.47
December 12, 2007	132,209	$13.05
Preferred Stock. We record the current estimated fair value of our convertible preferred stock on a quarterly basis based on the fair market value of that stock as determined by our management and board of directors. In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Abstracts, Topic D-98, Classification and Measurement of Redeemable Securities, we record changes in the current fair value of our redeemable convertible preferred stock in the consolidated statements of changes in stockholders’ (deficiency) equity and comprehensive (loss) income and consolidated statements of operations as accretion of redeemable convertible preferred stock. Concurrent with the merger, all preferred stock was converted to common stock and, accordingly, was reclassified to equity.
In connection with the preparation of our financial statements, our management and board of directors established what they believe to be the fair value of the Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock of CSI-MN. This determination was based on concurrent significant stock transactions with third parties and a variety of factors, including our business milestones achieved and future financial projections, our position in the industry relative to our competitors, external factors impacting the value of our stock in the marketplace, the stock volatility of comparable companies in our industry, general economic trends and the application of various valuation methodologies. The following table shows the fair market value of one share of the Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock during the nine months ended March 31, 2009:

	Series A	Series A-1	Series B
Date	Convertible Preferred Stock	Convertible Preferred Stock	Convertible Preferred Stock
February 25, 2009	7.80	7.80	7.80
December 31, 2008	17.22	17.22	17.22
September 30, 2008	16.71	16.71	16.71
June 30, 2008	16.71	16.71	16.71
Preferred Stock Warrants. Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and its related interpretations. Under SFAS No. 150, the freestanding warrant that is related to our redeemable convertible preferred stock is classified as a liability on the balance sheet as of June 30, 2008. The warrant was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of interest expense. Fair value was measured using the Black-Scholes option pricing model. Concurrent with the merger, all preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to equity.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Revenues	$15,115	$7,654	97.5%	$40,766	$12,285	231.8%
Cost of goods sold	3,920	2,512	56.1	11,954	5,244	128.0

Gross profit	11,195	5,142	117.7	28,812	7,041	309.2

Expenses:
Selling, general and administrative	14,253	10,095	41.2	45,626	23,276	96.0
Research and development	3,428	4,338	(21.0)	11,851	10,662	11.2

Total expenses	17,681	14,433	22.5	57,477	33,938	69.4

Loss from operations	(6,486)	(9,291)	30.2	(28,665)	(26,897)	6.6
Other (expense) income:
Interest expense	(971)	—	(100.0)	(1,831)	—	(100.0)
Interest income	171	399	(57.1)	3,180	1,012	214.2
Decretion (accretion) of redeemable convertible preferred stock warrants	3,157	(696)	553.6	2,991	(912)	428.0
Gain (impairment) on investments	300	(1,023)	129.3	(1,933)	(1,023)	(89.0)

Total other (expense) income	2,657	(1,320)	301.3	2,407	(923)	360.8

Net loss	(3,829)	(10,611)	63.9	(26,258)	(27,820)	5.6
Decretion (accretion) of redeemable convertible preferred stock	25,778	(14,216)	281.3	22,781	(19,422)	217.3

Net loss available to common stockholders	$21,949	$(24,827)	188.4%	$(3,477)	$(47,242)	92.6%

Comparison of Three Months Ended March 31, 2009 with Three Months Ended March 31, 2008
     Revenues. Revenues increased by $7.5 million, or 97.5%, from $7.7 million for the three months ended March 31, 2008 to $15.1 million for the three months ended March 31, 2009. This increase was attributable to increased sales of the Diamondback 360°, which received FDA clearance in the first quarter of fiscal 2008. We expect our revenue to continue increasing as we continue to increase penetration of the U.S. PAD market and introduce new and improved products.
     We have applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which we provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and we maintained legal title to these units. We recognized approximately $615,000 of revenue during the three months ended March 31, 2008 that previously had been classified as deferred revenue. The balance of deferred revenue was $517,000 as of March 31, 2008, reflecting all component shipments to customers pending receipt of a customer purchase order and shipment of a new control unit. There was no deferred revenue balance at March 31, 2009 and no previously classified deferred revenue was recognized as revenue during the three months ended March 31, 2009.
     Cost of Goods Sold. Cost of goods sold increased by $1.4 million, or 56.1%, from $2.5 million for the three months ended March 31, 2008 to $3.9 million for the three months ended March 31, 2009. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires and control units, and the increase reflects our increased sales. Cost of goods sold for the three months ended March 31, 2009 and 2008 includes $92,000 and $72,000, respectively, for stock-based compensation. We expect that cost of goods sold as a percentage of revenues will decline in the future, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, unanticipated warranty claims, or other unanticipated circumstances.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million, or 41.2%, from $10.1 million for the three months ended March 31, 2008 to $14.3 million for the three months ended March 31, 2009. The primary reasons for the increase included the continued building of our sales team, including commissions of $1.2 million and personnel expenses of $2.6 million. Selling, general and administrative for the three months ended March 31, 2009 and 2008 includes $1.4 million and $1.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to continue to increase due to the costs associated with expanding our sales and marketing organization to further commercialize our products, and costs associated with operating as a public company. The rate of increase, however, is expected to be lower than our rate of expected revenue growth.

     Research and Development Expenses. Research and development expenses decreased by $0.9 million, or 21.0%, from $4.3 million for the three months ended March 31, 2008 to $3.4 million for the three months ended March 31, 2009. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new control unit, shaft designs, crown designs, and coronary clinical trials. The reduction in expense related to costs of our coronary clinical trial incurred during the three months ended March 31, 2008, and a reduction in development testing and consulting. Research and development for the three months ended March 31, 2009 and 2008 includes $220,000 and $88,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we expect to incur research and development expenses at a slightly higher rate than the average quarterly rate for the nine months ended March 31, 2009, although quarterly fluctuations could occur based on timing of project expenditures.
     Interest Income. Interest income decreased by $228,000, or 57.1%, from $399,000 for the three months ended March 31, 2008 to $171,000 for the three months ended March 31, 2009. The decrease was primarily due to lower average cash, cash equivalent, and investment balances along with reduced yields. Average cash and cash equivalent and investment balances were $14.1 million and $25.6 million for the three months ended March 31, 2009 and 2008, respectively.
     Interest Expense. Interest expense was $971,000 for the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2009 consisted of the amortization of debt discount of $472,000, and interest on outstanding debt facilities of $499,000. There was no interest expense during the three months ended March 31, 2008.
     Decretion (Accretion) of Redeemable Convertible Preferred Stock Warrants. Decretion of redeemable convertible preferred stock warrants for the three months ended March 31, 2009 was $3.2 million. Accretion of redeemable convertible preferred stock warrants for the three months ended March 31, 2008 was $696,000. Decretion (accretion) of redeemable convertible preferred stock warrants reflects the change in estimated fair value of preferred stock warrants at the balance sheet dates. Due to the merger, decretion recognized during the three months ended March 31, 2009 reflects a change in the estimated fair value of preferred stock warrants between December 31, 2008 and February 25, 2009 (date of merger) at which time the preferred stock warrants converted to common stock warrants. Due to the conversion there will be no further decretion (accretion) recorded for these warrants in the future.
     Gain (Impairment) on Investments. Gain (impairment) on investments was $300,000 and $(1.0) million for the three months ended March 31, 2009. Gain on investments for the three months ended March 31, 2009 was due to an increase in the fair value of investments. Impairment of investments during the three months ended March 31, 2008 was due to a decrease in the fair value of investments.
     Decretion (Accretion) of Redeemable Convertible Preferred Stock. Decretion of redeemable convertible preferred stock for the three months ended March 31, 2009 was $25.8 million. Accretion of redeemable convertible preferred stock for the three months ended March 31, 2008 was $14.2 million. Decretion (accretion) of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Due to the merger, decretion recognized during the three months ended March 31, 2009 reflects a change in the estimated fair value of preferred stock between December 31, 2008 and February 25, 2009 (date of merger) at which time the preferred stock converted to common stock. Due to the conversion there will be no further decretion (accretion) recorded for these shares in the future.
     Comparison of the Nine Months Ended March 31, 2009 with Nine Months Ended March 31, 2008
     Revenues. Revenues increased by $28.5 million, or 231.8%, from $12.3 million for the nine months ended March 31, 2008 to $40.8 million for the nine months ended March 31, 2009. This increase was attributable to sales of the Diamondback 360° and the related timing of FDA clearance which occurred in the first quarter of fiscal 2008.
     We have applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which we provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and we maintained legal title to these units. We recognized $116,000 and $910,000, respectively, of revenue during the nine months ended March 31, 2009 and 2008 that previously had been classified as deferred revenue. The balance of deferred revenue was $517,000 as of March 31, 2008, reflecting all component shipments to customers pending receipt of a customer purchase order and shipment of a new control unit. There was no deferred revenue balance at March 31, 2009.
     Cost of Goods Sold. Cost of goods sold increased by $6.7 million, or 128.0%, from $5.2 million for the nine months ended March 31, 2008 to $12.0 million for the nine months ended March 31, 2009. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires and control units, and the increase reflects our increased sales. Cost of goods sold for the nine months ended March 31, 2009 and 2008 includes $367,000 and $141,000, respectively, for stock-based compensation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22.3 million, or 96.0%, from $23.3 million for the nine months ended March 31, 2008 to $45.6 million for the nine months ended March 31, 2009. The primary reasons for the increase included the continued building of our sales team, including commissions of $7.4 million, personnel expenses of $8.0 million, and selling expenses of $3.6 million; the building of our marketing team, contributing $1.3 million; and significant consulting and professional services, contributing $2.8 million, which includes $1.7 million in previously capitalized offering costs. Selling, general and administrative for the nine months ended March 31, 2009 and 2008 includes $4.1 million and $5.9 million, respectively, for stock-based compensation.
     Research and Development Expenses. Research and development expenses increased by $1.2 million, or 11.2%, from $10.7 million during the nine months ended March 31, 2008 to $11.9 million for the nine months ended March 31, 2009. Research and development spending increased as we continued projects to improve our product and expand into new markets, such as the development of a new control unit, shaft designs, crown designs, and coronary clinical trials. Research and development for the nine months ended March 31, 2009 and 2008 includes $441,000 and $188,000, respectively, for stock-based compensation.
     Interest Income. Interest income increased by $2.2 million, or 214.2%, from $1.0 million for the nine months ended March 31, 2008 to $3.2 million for the nine months ended March 31, 2009. The increase was primarily due to the impact of recording the put option asset of $2.7 million on our auction rate securities. This was offset by lower average cash, cash equivalents, and investment balances along with reduced yields. Average cash and cash equivalent and investment balances were $10.7 million and $23.8 million for the nine months ended March 31, 2009 and 2008, respectively.
     Interest Expense. Interest expense was $1.8 million for the nine months ended March 31, 2009. Interest expense for the nine months ended March 31, 2009 consisted of the amortization of debt discount of $1.0 million and interest on outstanding debt facilities of $784,000. There was no interest expense during the nine months ended March 31, 2008.
     Decretion (Accretion) of Redeemable Convertible Preferred Stock Warrants. Decretion of redeemable convertible preferred stock warrants for the nine months ended March 31, 2009 was $3.0 million. Accretion of redeemable convertible preferred stock warrants for the nine months ended March 31, 2008 was $912,000. Decretion (accretion) of redeemable convertible preferred stock warrants reflects the change in estimated fair value of preferred stock warrants at the balance sheet dates. Due to the merger, decretion recognized during the nine months ended March 31, 2009 reflects a change in the estimated fair value of preferred stock warrants between December 31, 2008, and February 25, 2009 (date of merger) at which time the preferred stock warrants converted to common stock warrants. Due to the conversion there will be no further decretion (accretion) recorded for these warrants in the future.
     Gain (Impairment) on Investments. Impairment on investments was $1.9 million and $1.0 million for the nine months ended March 31, 2009 and 2008. For the nine months ended March 31, 2009, there was a $1.6 million decrease in the fair value of investments, and also the recognition of $343,000 in a previously recorded other comprehensive loss. Impairment on investments of $1.0 million for the nine months ended March 31, 2008 was due to a decrease in the fair value of investments.
     Decretion (Accretion) of Redeemable Convertible Preferred Stock. Decretion of redeemable convertible preferred stock for the nine months ended March 31, 2009 was negative $22.8 million. Accretion of redeemable convertible preferred stock for the nine months ended March 31, 2008 was $19.4 million. Decretion (accretion) of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Due to the merger, decretion recognized during the nine months ended March 31, 2009 reflects a change in the estimated fair value of preferred stock between December 31, 2008, and February 25, 2009 (date of merger) at which time the preferred stock converted to common stock. Due to the conversion there will be no further decretion (accretion) recorded for these shares in the future.

LIQUIDITY AND CAPITAL RESOURCES
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had cash and cash equivalents of $37.8 million at March 31, 2009 and $7.6 million at June 30, 2008. During the nine months ended March 31, 2009, net cash used in operations amounted to $26.4 million. As of March 31, 2009, we had an accumulated deficit of $121.8 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock and convertible promissory notes. We have incurred negative cash flows and net losses since inception.
          As noted above, on February 25, 2009, we completed the merger, in accordance with the terms of the Merger Agreement. At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $37.0 million.
          In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at March 31, 2009 and June 30, 2008. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. On March 28, 2008, we obtained a margin loan from UBS Financial Services, Inc., the entity through which we originally purchased our auction rate securities, for up to $12.0 million, which was secured by the $23.0 million par value of our auction rate securities. The outstanding balance on this loan at June 30, 2008 was $11.9 million. On August 21, 2008, we replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23.0 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. From August 21, 2008, the date this loan was initially funded, through the date of this quarterly filing, the margin requirements included maximum borrowings, including interest, of $23.0 million. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at March 31, 2009 was $22.9 million.
          In addition, on September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13.5 million, which agreement was amended on February 25, 2009 and April 30, 2009. The agreement includes a $3.0 million term loan, a $10.0 million accounts receivable line of credit, and a $5.5 million term loan that reduces availability of borrowings on the accounts receivable line of credit. The terms of each of these loans are as follows:
•	The $3.0 million term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, we granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock at an exercise price of $14.16 per share. This warrant was assigned a value of $75,000 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at March 31, 2009 was $2.9 million.

•	The accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at March 31, 2009.

On April 30, 2009, the accounts receivable line of credit was amended to allow for an increase in borrowings from $5.0 million to $10.0 million. All other terms and conditions of the original line of credit agreement remain in place. The $5.5 million term loan reduces available borrowings under the line of credit agreement.

•	The term loan was originally two guaranteed term loans. One of the guaranteed term loans was for $3.0 million and the other guaranteed term loan was for $2.5 million, each with a one year maturity. Each of the guaranteed term loans had a floating interest rate equal to the prime rate, plus 2.25%, with an interest rate floor of 7.0% (effective rate of 7.0% at March 31, 2009). Interest on borrowings were due monthly and the principal balance was due at maturity. One of our directors and stockholders and two entities who held preferred shares and were also affiliated with two of our directors agreed to act as guarantors of these term loans. In consideration for guarantees, we issued the guarantors warrants to purchase an aggregate of 296,539 shares of our common stock at an exercise price of $9.28 per share. The balance outstanding on the guaranteed term loans at March 31, 2009 was $5.5 million (excluding debt discount of $0.9 million).

On April 30, 2009, the guaranteed term loans were refinanced into a $5.5 million term loan that has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. As a result of the refinancing, the guarantees on the original term loans have been released. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement.
               The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, we estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5.5 million resulting in an assigned value of $3.7 million for the loans and $1.8 million for the warrants. The assigned value of the warrants of $1.8 million is treated as a debt discount and amortized over the one year maturity of the loan.
               Borrowings from Silicon Valley Bank are secured by all of our assets, other than our auction rate securities and intellectual property, and, until April 30, 2009, the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, and our achievement of minimum monthly net revenue goals. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. Repayment terms of these borrowings include $2.9 million due in less than one year, and $5.5 million due in one to three years.
               The reported changes in cash and cash equivalents and investments for nine months ended March 31, 2009 and 2008 are summarized below.
               Cash and Cash Equivalents. Cash and cash equivalents was $37.8 million and $7.6 million at March 31, 2009 and June 30, 2008, respectively. This increase is attributable to the Replidyne net assets at the closing of the merger.
               Investments. Investments were $19.8 million and $21.7 million at March 31, 2009 and June 30, 2008, respectively.
               Our investments include AAA rated auction rate securities issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our auction rate securities is supported by student loan assets that are guaranteed by the federal government under the FFELP.
               In February 2008, we were informed that there was insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at March 31, 2009 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful, they are redeemed by the issuer, they mature, or they are repurchased by UBS. As a result, at March 31, 2009, we have determined the fair value of our auction rate securities to be $19.8 million and have classified them as a long-term asset. We determined the fair value of our auction rate securities with the assistance of ValueKnowledge LLC, an independent third party valuation firm, which utilized various valuation methods and considered, among other factors, estimates of present value of the auction rate securities based upon expected cash flows, the likelihood and potential timing of issuers of the auction rate securities exercising their redemption rights at par value, the likelihood of a return of liquidity to the market for these securities and the potential to sell the securities in secondary markets.
          On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our auction rate securities (the “Rights”). The Rights permit us to require UBS to purchase our auction rate securities at par value, which is defined for this purpose as the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our auction rate securities at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our auction rates securities under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. At March 31, 2009, we have determined the fair value of our auction rate security rights to be $2.7 million and have classified them as a long-term asset. So long as we hold auction rate securities, they will continue to accrue interest as determined by the auction process or the terms of the auction rate securities if the auction process fails.
          For additional discussion of liquidity issues relating to our auction rate securities, see “Qualitative and Quantitative Disclosures About Market Risk.”
          Operating Activities. Net cash used in operating activities was $26.4 million and $22.4 million for the nine months ended March 31, 2009 and 2008, respectively. For the nine months ended March 31, 2009 and 2008, we had a net loss of $26.3 million and $27.8 million, respectively. Changes in working capital accounts also contributed to the net cash used in the nine months ended March 31, 2009 and 2008. Significant changes in working capital during these periods included:
•	cash used by accounts receivable of $3.3 million and $3.4 million during the nine months ended March 31, 2009 and 2008, respectively;

•	cash used (provided) by inventory of $(1.0) million and $2.7 million during the nine months ended March 31, 2009 and 2008, respectively;

•	cash used (provided) by prepaid expenses and other current assets of $(1.9) million and $1.2 million during the nine months ended March 31, 2009 and 2008, respectively;

•	cash used (provided) by accounts payable of $1.4 million and $(2.6) million during the nine months ended March 31, 2009 and 2008, respectively; and

•	cash used (provided) by accrued expenses and other liabilities of $926,000 and $(1.1) million during the nine months ended March 31, 2009 and 2008, respectively.
               Investing Activities. Net cash provided (used) in investing activities was $36.7 million and $(12.3) million for the nine months ended March 31, 2009 and 2008, respectively. For the nine months ended March 31, 2009, cash acquired in the merger with Replidyne, net of transaction costs paid, was $37.8 million. For the nine months ended March 31, 2008, we purchased investments in the amount of $31.3 million. For the nine months ended March 31, 2008, we sold investments in the amount of $20.0 million. The balance of cash provided (used) in investing activities primarily related to the purchase of property and equipment. Purchases of property and equipment used cash of $750,000 and $715,000 for the nine months ended March 31, 2009 and 2008, respectively.
               Financing Activities. Net cash provided by financing activities was $19.9 million and $42.8 million in the nine months ended March 31, 2009 and 2008, respectively. Cash provided by financing activities during these periods included:
•	issuance of common stock warrants of $1.8 million during the nine months ended March 31, 2009;

•	proceeds from long-term debt of $18.0 million and $11.5 million during the nine months ended March 31, 2009 and 2008, respectively;

•	exercise of stock options and warrants of $502,000 and $1.7 million during the nine months ended March 31, 2009 and 2008, respectively; and

•	net proceeds from the issuance of convertible preferred stock of $30.3 million in the nine months ended March 31, 2008.

Cash used in financing activities in these periods included:

•	payment of long-term debt of $480,000 and $570,000 during the nine months ended March 31, 2009 and 2008, respectively.
              Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of March 31, 2009, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop these assumptions. On February 12, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2010. We are currently evaluating the impact of this statement. SFAS No. 157 was adopted for financial assets and liabilities on July 1, 2008 and did not have a material impact on our financial position or consolidated results of operations during the nine months ended March 31, 2009.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which we adopted for financial assets and liabilities on July 1, 2008, in situations where the market is not active. We have considered the guidance provided by FSP SFAS No. 157-3 in our determination of estimated fair values as of March 31, 2009.
     In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, providing additional guidance for an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (“GAAP”) in determining whether the holder is likely to realize some portion of the unrealized loss on an impaired security. An investment is impaired if the fair value of the investment is less than its cost; and FSP 157-4, Determining When a Market is Not Active and a Transaction is Not Distressed, providing additional guidance on determining whether a market for a financial assets is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The implementation date is for reporting periods ending after June 15, 2009, with early implementation permitted for periods ending after March 15, 2009. We are currently evaluating the impact of these statements.

     In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for us on July 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. We are currently evaluating the impact of this statement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was adopted on July 1, 2008 and did not have a material impact on our financial position or consolidated results of operations during the nine months ended March 31, 2009, except that the acceptance of the rights offer from UBS, as described above, resulted in a put option with a fair value of $2.7 million.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods including the accounting for contingent consideration. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with SFAS 141(R) to be applied prospectively while SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. We are currently evaluating the impact of these statements, but expect that the adoption of SFAS No. 141(R) will have a material impact on how we will identify, negotiate, and value any future acquisitions and a material impact on how an acquisition will affect our consolidated financial statements, and that SFAS No. 160 will not have a material impact on our financial position or consolidated results of operations.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including our expectation that our losses will continue; our plans to continue to expand our sales and marketing efforts, conduct research and development and increase our manufacturing capacity to support anticipated future growth; the expected benefits of the Rights from UBS; our expectation of increased revenue, selling, general and administrative expenses and research and development expenses; our expectation that cost of goods sold as a percentage of revenues will decline in the future; the sufficiency of our current and anticipated financial resources; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.
These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the Diamondback 360º; competition from other devices; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; our inability to expand our sales and marketing organization and research and development efforts; the sufficiency of UBS’s financial resources to purchase our auction rate securities; our ability to obtain and maintain intellectual property protection for product candidates; and our actual financial resources. These and additional risks and uncertainties are described more fully in our Form S-4 filed with the SEC on

January 26, 2009. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
You should read these risk factors and the other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds and U.S. government securities. Our cash and cash equivalents as of March 31, 2009 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS held at March 31, 2009 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. For discussion of the related risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Investments.”
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          On February 25, 2009, the Company (formerly known as Replidyne, Inc.) completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among the Company, Responder Merger Sub, Inc. and Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), as described above. Since the merger constitutes a “reverse acquisition” for accounting purposes, the pre-merger financial statements of CSI-MN are treated as the historical financial statements of the Company. As of the closing of the merger, the Company’s accounting and financial personnel, processes and systems were replaced by those of CSI-MN that existed before the merger, and the Company’s system of internal controls was replaced by CSI-MN’s pre-merger system of internal controls. There were no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of CSI-MN and, following completion of the merger, the Company during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Refer to the disclosures set forth in our Registration Statement on Form S-4 (Registration No. 333-155887) under the heading “Information About CSI’s Business — Legal Proceedings.”
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Registration Statement on Form S-4 (Registration No. 333-155887) under the headings “Risks Relating to CSI and the Combined Company,” “Risks Relating to CSI’s Business and Operations,” “Risks Related to Government Regulation,” “Risks Relating to CSI’s Intellectual Property,” and “Risks Relating to Ownership of Common Stock of the Combined Company.” Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the quarterly period ended March 31, 2009, we sold an aggregate of 12,938 shares of common stock pursuant to the exercise of warrants with a weighted average exercise price of $1.70 per share. These sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
          We also sold an aggregate of 12,940 shares of common stock pursuant to the exercise of stock options having an exercise price of $9.28 per share, and the board of directors granted an aggregate of 18,013 shares of our common stock to certain of our employees in the form of restricted stock awards and an aggregate of 99,314 shares of our common stock to certain of our employees in the form of stock options under our 2007 Equity Incentive Plan. These grants and sales were made in reliance on Section 4(2) of the Securities Act and Rule 701 thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          A special meeting of the stockholders of the Company was held on February 24, 2009 to consider matters related to the proposed merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among the Company, Responder Merger Sub, Inc. and Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”) (the “Merger Agreement”). At the special meeting, the following proposals were approved by the Company’s stockholders:
          1. To consider and vote upon a proposal to approve the issuance of Company common stock pursuant to the Merger Agreement.
          2. To authorize the Company’s board of directors to amend the Company’s restated certificate of incorporation in order to effect a reverse stock split of the issued and outstanding shares of Company common stock in a ratio of up to one for 50, if and as determined by the Company’s board of directors.
          3. To approve an amendment to the Company’s restated certificate of incorporation to change the name “Replidyne, Inc.” to “Cardiovascular Systems, Inc.”

          4. To approve the Company’s assumption of CSI-MN’s 2007 Equity Incentive Plan to be used by the Company following the consummation of the merger, together with an increase in the number of shares of CSI-MN common stock reserved for issuance under the plan from 3,379,397 to 3,879,397, which following the merger will be converted into shares of Company common stock, subject to further adjustment for the reverse stock split anticipated before closing of the merger.
          5. To approve an amendment to the Company’s 2006 Employee Stock Purchase Plan to (i) increase the number of shares of Company common stock reserved under the plan from 305,872 to 1,920,872, subject to further adjustment for the reverse stock split anticipated before the closing of the merger and (ii) amend the “evergreen” provisions of the plan to provide that on July 1st of each year, beginning with July 1, 2009, the share reserve under the plan automatically will be increased by a number of shares equal to the lesser of (A) one percent (1.0%) of the total number of shares of Company common stock outstanding on such date, or (B) 1,800,000 shares (subject to adjustment for the reverse stock split anticipated before the closing of the merger), unless the Company’s board of directors designates a smaller number of shares.
          6. To consider and vote upon an adjournment of the special meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient votes in favor of Proposal No. 1, 2, 3, 4 or 5.
          The following is a tabulation of the votes cast with respect to these proposals:

	Votes
Proposal	For	Against	Abstain
1	17,412,939	1,971,968	398,180
2	22,273,035	2,745,559	397,880
3	22,314,053	2,695,889	406,532
4	17,350,581	2,030,886	401,620
5	17,138,497	2,240,620	403,970
6	22,228,460	2,782,891	405,124
ITEM 5. OTHER INFORMATION
          Following the consummation of the merger, the Internal Revenue Service authorized the Company to use the pre-merger Employee Identification Number of CSI-MN, EIN 41-1698056, retroactive to the date of the merger.
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2009	CARDIOVASCULAR SYSTEMS, INC.
By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws.(2)

4.1	Specimen Common Stock Certificate.(2)

4.2	Form of Cardiovascular Systems, Inc. common stock warrant issued to former preferred stockholders.(2)

4.3	Registration Rights Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)

4.4	Termination of Fourth Amended and Restated Stockholders Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)

10.1	Client’s Agreement, dated March 24, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and UBS Financial Services Inc.(3)

10.2	Borrower Agreement and Credit Line Agreement, dated July 24, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and UBS Bank USA.(3)

10.3	Loan and Security Agreement, dated September 12, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Silicon Valley Bank.(4)

10.4*	Assumption Agreement and First Amendment to Loan and Security Agreement, dated as of February 25, 2009, by and between Silicon Valley Bank, Cardiovascular Systems, Inc. and CSI Minnesota, Inc.

10.5*	Amended and Restated Warrant to Purchase Stock, dated February 25, 2009, issued by Cardiovascular Systems, Inc. to Silicon Valley Bank.

10.6	Form of Warrant to Guarantors, dated September 12, 2008.(4)

10.7	Lease, dated September 26, 2005, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.8	First Amendment to the Lease, dated February 20, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.9	Second Amendment to the Lease, dated March 9, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.10	Third Amendment to the Lease, dated September 26, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.11*	Assumption of Lease, dated March 23, 2009 by Cardiovascular Systems, Inc.

10.12†	Employment Agreement, dated December 19, 2006, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and David L. Martin.(3)

10.13†	Employment Agreement, dated April 14, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Laurence L. Betterley.(3)

Exhibit No.	Description
10.14†	Form of Standard Employment Agreement.(3)

10.15†*	Summary of Fiscal Year 2009 Executive Officer Base Salaries.

10.16†*	Summary of Fiscal Year 2009 Executive Officer Annual Cash Incentive Compensation.

10.17†*	Form of Director and Officer Indemnification Agreement.

10.18†	Cardiovascular Systems, Inc. Amended and Restated 2007 Equity Incentive Plan.(5)

10.19†*	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.20†*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.21†*	Form of Restricted Stock Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.22†*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.23†*	Form of Performance Share Award under the Amended and Restated 2007 Equity Incentive Plan.

10.24†*	Form of Performance Unit Award under the Amended and Restated 2007 Equity Incentive Plan.

10.25†*	Form of Stock Appreciation Rights Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.26†	2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.27†	Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.28†	Form of Nonqualified Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.29†	1991 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.30†	Form of Non-Qualified Stock Option Agreement outside the 1991 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.31†	Cardiovascular Systems, Inc. Amended and Restated 2006 Employee Stock Purchase Plan.(6)

23.1*	Consent of ValueKnowledge LLC.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 19, 2009.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 3, 2009.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.’s Registration Statement on Form S-1, File No. 333-148798.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.’s Registration Statement on Form 10, File No. 000-53478.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-158755.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-158987.