Form 10-K/A
period 2009-06-30
Cardiovascular Systems Inc
filed 2009-10-28
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52082
CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1698056 (I.R.S. Employer Identification No.)

651 Campus Drive St. Paul, Minnesota (Address of principal executive offices)	55112-3495 (Zip Code)
Registrant’s telephone number, including area code: (651) 259-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, One-tenth of One Cent ($0.001) Par Value Per Share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the Company’s most recently-completed second fiscal quarter was $9,236,344.
The number of shares outstanding of the Company’s Common Stock on October 16, 2009 was 14,598,225.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On September 29, 2009, we filed our Annual Report on Form 10-K for the year ended June 30, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of
Form 10-K.
This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.
We were incorporated as Replidyne, Inc. in Delaware in 2000. On February 25, 2009, Replidyne, Inc. completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Replidyne, Responder Merger Sub, Inc., a wholly-owned subsidiary of Replidyne (“Merger Sub”), and CSI-MN (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into CSI-MN, with CSI-MN continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Replidyne. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN changed its name to CSI Minnesota, Inc. Following the merger of Merger Sub with CSI-MN, CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.” Unless the context otherwise requires or as otherwise stated herein, all references herein to the “Company,” “CSI,” “we,” “us” and “our” refer to CSI-MN prior to the completion of the merger and to CSI following the completion of the merger and the name change, and all references to “Replidyne” refer to Replidyne prior to the completion of the merger and the name change.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
Following is information about our current directors:

Name	Age(1)
Edward Brown(2)(3)	46
Class I, term expires at next annual meeting

Augustine Lawlor(4)	53
Class I, term expires at next annual meeting

Gary M. Petrucci(3)	68
Class I, term expires at next annual meeting

Brent G. Blackey(4)	50
Class II, term expires in 2010

John H. Friedman(3)	56
Class II, term expires in 2010

Roger J. Howe, Ph.D.	66
Class II, term expires in 2010

Glen D. Nelson, M.D.(2)	72
Class III, term expires in 2011

Geoffrey O. Hartzler, M.D.(2)(4)	63
Class III, term expires in 2011

David L. Martin	45
Class III, term expires in 2011

(1)	As of the date of this Report.

(2)	Member of the Governance/Nominating Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Audit Committee.
     Edward Brown. Mr. Brown has been a member of CSI’s Board of Directors since February 2009. Mr. Brown was a member of Replidyne’s Board of Directors from May 2007 to February 2009. Mr. Brown is a Managing Director at TPG Growth. Prior to joining TPG, Mr. Brown was a Managing Director and co-founder of HealthCare Investment Partners, a private equity fund focused on healthcare investments from June 2004 to June 2007. Before HealthCare Investment Partners, Mr. Brown was a Managing Director in the healthcare group of Credit Suisse Group where he led the firm’s West Coast healthcare effort and was one of the senior partners responsible for the firm’s global life sciences practice. Mr. Brown also serves on the board of directors of Angiotech Pharmaceuticals Inc., a publicly-held company.
     Augustine Lawlor. Mr. Lawlor has been a member of CSI’s Board of Directors since February 2009. He was a member of Replidyne’s Board of Directors from March 2002 to February 2009. Mr. Lawlor is the Managing Partner of HealthCare Ventures LLC, where he was a Managing Director from 2000 to 2007. Mr. Lawlor was previously Chief Operating Officer of LeukoSite, Inc. and has also served as a management consultant with KPMG

Peat Marwick. Mr. Lawlor is a member of the board of directors of Human Genome Sciences, Inc., a publicly-held company.
     Gary M. Petrucci. Mr. Petrucci has been a member of CSI’s Board of Directors since 1992. Mr. Petrucci is currently Senior Vice President — Financial Consultant at RBC Wealth Management. From August 2006 to January 2009, Mr. Petrucci was Senior Vice President — Investments at UBS Financial Services, Inc. Previously, Mr. Petrucci was an Investment Executive with Piper Jaffray & Co. from 1968 until Piper Jaffray’s retail brokerage unit was sold to UBS Financial Services in August 2006. Mr. Petrucci served on the board of directors of Piper Jaffray & Co. from 1981 to 1995. Mr. Petrucci currently serves as a member on the boards of directors of Animal Cell Therapies, Inc. and Stemedica Cell Technologies, Inc., both of which are privately-held companies, and the Urological Research Foundation and the University of Minnesota Landscape Arboretum.
     Brent G. Blackey. Mr. Blackey has been a member of CSI’s Board of Directors since 2007. Since 2004, Mr. Blackey has served as the President and Chief Operating Officer for Holiday Companies. Between 2002 and 2004, Mr. Blackey was a Senior Partner at the accounting firm of Ernst & Young LLP. Prior to 2002, Mr. Blackey served most recently as a Senior Partner at the accounting firm of Arthur Andersen LLP. Mr. Blackey serves on the board of directors of Datalink Corporation, a publicly-held company, and also serves on the Board of Overseers for the University of Minnesota, Carlson School of Management.
     John H. Friedman. Mr. Friedman has been a member of CSI’s Board of Directors since 2006. Mr. Friedman is the Managing Partner of the Easton Capital Investment Group, a private equity firm. Prior to founding Easton Capital, Mr. Friedman was the founder and Managing General Partner of Security Pacific Capital Investors, a $200-million private equity fund geared towards expansion financings and recapitalizations, from 1989 to 1992. Prior to founding Security Pacific, Mr. Friedman was a Managing Director and Partner at E.M. Warburg, Pincus & Co., Inc. from 1981 to 1989. Mr. Friedman has also served as a Managing Director of Atrium Capital Corp., an investment firm. Mr. Friedman currently serves on the board of directors of Trellis Bioscience, Inc., Xoft, Inc., Genetix Pharmaceuticals, Inc., PlaySpan Inc., Promedior, Inc., Experimed Bioscience, Inc. and Ventralfix, Inc., all of which are privately-held companies.
     Roger J. Howe, Ph.D. Dr. Howe has been a member of CSI’s Board of Directors since 2002. Over the past 22 years, Dr. Howe has founded four successful start-up ventures in the technology, information systems and medical products business sectors. Dr. Howe served as Chairman of the Board of Reliant Technologies, Inc., a medical laser company, from 2001 to 2005. From 1996 to 2001, Dr. Howe served as Chief Executive Officer of Metrix Communications, Inc., a business-to-business software development company that he founded. Dr. Howe currently is the Executive Chairman of Stemedica Cell Technologies, Inc. and serves on the boards of directors of Stemedica and BioPharma Scientific, Inc., both of which are privately-held companies.
     Glen D. Nelson, M.D. Dr. Nelson has been a member of CSI’s Board of Directors since 2003 and CSI’s Chairman since August 2007. Since 2002, Dr. Nelson has been Chairman of GDN Holdings, LLC, a private investment company of which he is the sole owner. Dr. Nelson was a member of the board of directors of Medtronic, Inc. from 1980 until 2002. Dr. Nelson joined Medtronic as Executive Vice President in 1986, and he was elected Vice Chairman in 1988, a position held until his retirement in 2002. Before joining Medtronic, Dr. Nelson practiced surgery from 1969 to 1986. Dr. Nelson was Chairman of the Board and Chief Executive Officer of American MedCenters, Inc. from 1984 to 1986. Dr. Nelson also was Chairman, President and Chief Executive Officer of the Park Nicollet Medical Center, a large multi-specialty group practice in Minneapolis, from 1975 to 1986. Dr. Nelson serves as a director for 13 private companies.
     Geoffrey O. Hartzler, M.D. Dr. Hartzler has been a member of CSI’s Board of Directors since 2002. Dr. Hartzler commenced practice as a cardiologist in 1974, serving from 1980 to 1995 as a Consulting Cardiologist with the Mid America Heart Institute of St. Luke’s Hospital in Kansas City, Missouri. Dr. Hartzler has co-founded three medical product companies, including Ventritex Inc. Most recently, he served as Chairman of the Board of IntraLuminal Therapeutics, Inc. from 1997 to 2004 and Vice Chairman from 2004 to 2006. Dr. Hartzler has also served as a consultant or director to over a dozen business entities, some of which are medical device companies.
     David L. Martin. Mr. Martin has been CSI’s President and Chief Executive Officer since February 2007, and a director since August 2006. Mr. Martin also served as CSI’s Interim Chief Financial Officer from January 2008 to April 2008. Prior to joining CSI, Mr. Martin was Chief Operating Officer of FoxHollow Technologies, Inc. from January 2004 to February 2006, Executive Vice President of Sales and Marketing of FoxHollow Technologies, Inc. from January 2003 to January 2004, Vice President of Global Sales and International Operations at

CardioVention Inc. from October 2001 to May 2002, Vice President of Global Sales for RITA Medical Systems, Inc. from March 2000 to October 2001 and Director of U.S. Sales, Cardiac Surgery for Guidant Corporation from September 1999 to March 2000. Mr. Martin has also held sales and sales management positions for The Procter & Gamble Company and Boston Scientific Corporation.
EXECUTIVE OFFICERS
Following is information about our current executive officers:

Name	Age	Position
David L. Martin	45	President and Chief Executive Officer

Laurence L. Betterley	55	Chief Financial Officer

James E. Flaherty	56	Chief Administrative Officer and Secretary

Brian Doughty	46	Vice President of Commercial Operations

Scott W. Kraus	39	Vice President of Sales

Paul Koehn	46	Vice President of Manufacturing

Robert J. Thatcher	55	Executive Vice President

Paul Tyska	51	Vice President of Business Development
     David L. Martin, President and Chief Executive Officer. See “Directors,” above.
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
     James E. Flaherty, Chief Administrative Officer and Secretary. Mr. Flaherty has been our Chief Administrative Officer since January 14, 2008. Mr. Flaherty was our Chief Financial Officer from March 2003 to January 14, 2008. As Chief Administrative Officer, Mr. Flaherty reports directly to our Chief Executive Officer and has responsibility for information technology, facilities, legal matters, financial analysis of business development opportunities and business operations. Prior to joining us, Mr. Flaherty served as an independent financial consultant from 2001 to 2003. Mr. Flaherty was Chief Financial Officer of Zomax Incorporated from 1997 to 2001 and was Chief Financial Officer of Racotek, Inc. from 1990 to 1996. On June 9, 2005, the Securities and Exchange Commission filed a civil injunctive action charging Zomax Incorporated with violations of federal securities law by filing a materially misstated Form 10-Q for the period ended June 30, 2000. The SEC further charged that in a conference call with analysts, certain of Zomax’s executive officers, including Mr. Flaherty, misrepresented or omitted to state material facts regarding Zomax’s prospects of meeting quarterly revenue and earnings targets, in violation of federal securities law. Without admitting or denying the SEC’s charges, Mr. Flaherty consented to the entry of a court order enjoining him from any violation of certain provisions of federal securities law. In addition, Mr. Flaherty agreed to disgorge $16,770 plus prejudgment interest and pay a $75,000 civil penalty.
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
CODE OF ETHICS AND BUSINESS CONDUCT
     The Company has adopted the Cardiovascular Systems, Inc. Code of Ethics and Business Conduct that applies to all officers, directors and employees, which was last amended on July 16, 2009. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Ethics and Business Conduct, as amended, was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2009.
AUDIT COMMITTEE
     The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Board of Directors has adopted an Audit Committee Charter, which was last amended on April 29, 2009, and is available on our website at http://www.csi360.com in the “Investors” section. The functions of this Audit Committee include, among other things:
•	serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system;
•	coordinating, reviewing and appraising the audit efforts of the Company’s independent auditors and management and, to the extent the Company has an internal auditing or similar department or persons performing the functions of such department (“internal auditing department” or “internal auditors”), the internal auditing department; and
•	communicating directly with the independent auditors, the financial and senior management, the internal auditing department, and the Board of Directors regarding the matters related to the committee’s responsibilities and duties.
     Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.
     Our Audit Committee currently consists of Mr. Blackey, as the chairperson, and Dr. Hartzler and Mr. Lawlor. Each Audit Committee member is a non-employee director of our Board. The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Audit Committee met four times in fiscal 2009.
Audit Committee Financial Expert
     The Board has determined that Mr. Blackey is the “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended. As noted above, Mr. Blackey is independent within the meaning of Nasdaq’s listing standards. A description of Mr. Blackey’s experience is set forth above under “Directors.” The designation of Mr. Blackey as the audit committee financial expert does not impose on Mr. Blackey any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Blackey as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 2009, all reports needed to be filed have been filed for the fiscal year ended June 30, 2009.
DIRECTOR NOMINATIONS
     The Governance/Nominating Committee of the Company will consider director candidates recommended by stockholders. The Governance/Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director, stockholders must submit such nomination in writing to our Secretary at 651 Campus Drive, St. Paul, Minnesota 55112 within the time periods set forth in the Company’s Bylaws. The Company’s Bylaws also contain requirements relating to director nominees.

Item 11.	Executive Compensation
Overview
     This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers as determined in accordance with SEC rules, who are collectively referred to as the “named executive officers.” This discussion focuses primarily on the fiscal 2009 information contained in the Summary Compensation Table and related footnotes following this section but also describes compensation actions taken during other periods to the extent it enhances the understanding of our executive compensation disclosure for fiscal 2009. For example, although our fiscal year ends on June 30 of each year, our compensation programs were previously established on a calendar year basis and, therefore, the discussion below includes information regarding periods before the fiscal year. To align the period for our compensation program with the June 30th fiscal year end, our Board adopted an interim compensation plan for the six-month period ended June 30, 2009. Beginning with fiscal 2010, compensation programs for executive officers are established on a fiscal year basis.
Executive Compensation Components for Fiscal 2009
Base Salary
     Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. As a component of total compensation, we generally set base salaries at levels believed to attract and retain an experienced management team that will successfully grow our business and create stockholder value. We also utilize base salaries to reward individual performance and contributions to our overall business objectives, but seek to do so in a manner that does not detract from the executives’ incentive to realize additional compensation through our performance-based compensation programs, stock options and restricted stock awards.
     The Compensation Committee reviews the Chief Executive Officer’s salary annually at the end of each calendar year. The Compensation Committee may recommend adjustments to the Chief Executive Officer’s base salary based upon the Compensation Committee’s review of his current base salary, incentive cash compensation and equity-based compensation, as well as his performance and comparative market data. The Compensation Committee reviews other executives’ salaries throughout the year, with input from the Chief Executive Officer. The Compensation Committee may recommend adjustments to other executive’s base salary based upon the Chief Executive Officer’s recommendation and the reviewed executive’s responsibilities, experience and performance, as well as comparative market data.
     In utilizing comparative data, the Compensation Committee seeks to recommend salaries for each executive at a level that is appropriate after giving consideration to experience for the relevant position and the executive’s performance. The Compensation Committee reviews performance for both our company (based upon achievement of strategic initiatives) and each individual executive. Based upon these factors, the Compensation Committee may recommend adjustments to base salaries to better align individual compensation with comparative market compensation, to provide merit-based increases based upon individual or company achievement, or to account for changes in roles and responsibilities.
     Our employment agreement with David L. Martin, President and Chief Executive Officer, provides that his annual base salary for calendar 2008 would be $370,000 and that his base salary for subsequent years is to be determined by the Board. We offered this amount as part of a package of compensation for Mr. Martin sufficient to induce him to join our company. The compensation package for Mr. Martin is designed to provide annual cash compensation, including both base salary and potential cash incentive earnings, sufficient to induce him to join CSI combined with the equity compensation described below, although less than the annual cash compensation Mr. Martin received at his previous employer and, we believe, less than Mr. Martin likely could have obtained with other, more established employers. The equity portion of Mr. Martin’s compensation package, as described below, was designed to provide sufficient potential growth in value to induce Mr. Martin to join us despite the lower cash compensation. Based on the recommendation of the Compensation Committee, the Board approved an increase to Mr. Martin’s base salary rate from $370,000 to $395,000 for calendar 2009.
     Laurence Betterley commenced employment as our Chief Financial Officer on April 14, 2008. Our employment agreement with Mr. Betterley provides that his initial annual base salary was $225,000, and that his base salary is to be subsequently adjusted at the discretion of the Board. This base salary was negotiated with Mr. Betterley as part of the compensation package offered to induce him to join our company. The base salary was set at an amount that we believed to be generally consistent with the base salaries paid by other growth stage medical device companies for similar positions. Effective January 1, 2009, the Board approved an increase to Mr. Betterley’s base salary rate from $225,000 to $250,000.
     Scott Kraus had been a senior sales director and was promoted to Vice President of Sales in April 2009, at which time the Board set his annual base salary at $190,000. Mr. Kraus is a party to our standard employment agreement, which was not amended in connection with his promotion.
Annual Cash Incentive Compensation for the First and Second Quarters of Fiscal 2009
     In February 2008, the Board adopted an incentive plan for calendar 2008, which included the first two quarters of fiscal 2009. The plan conditioned the payment of incentive compensation to all participants, including Mr. Martin, upon our achievement of revenue and gross margin financial goals. In contrast to previous incentive plans, none of executive officers was subject to individual goals. Under the plan, our executive officers were eligible to receive annual cash incentive compensation with target bonus levels ranging from 50%, in the case of the President and Chief Executive Officer, to 40%, in the case of other executive officers, of their yearly base salaries. Participants were eligible to earn 50% to 150% of their target bonus amount depending upon our performance relative to the plan criteria; however, in the event of extraordinary revenue performance above the goals set by the Board, all of the executive officers could receive incentive payments greater than 150% of their targets based upon a formula established by the Board, with no maximum payout set under the plan. The plan provided for two separate payments to the participants, the first based upon company performance in the first six months of calendar 2008 and the second based upon company performance in the entire calendar year. The plan criteria were the same for all of the named executive officers. The plan was designed to reward the executive officers for achieving and surpassing the financial goals set by the Compensation Committee and Board of Directors. We believed that the financial goals were aggressive but attainable if our performance was strong.
Annual Cash Incentive Compensation for the Third and Fourth Quarters of Fiscal 2009
     We adopted a new cash incentive plan for the six months ended June 30, 2009. As described above, our prior cash incentive plans established calendar year incentive periods, and the purpose of the new cash incentive plan was to align the period for our compensation program with our June 30th fiscal year end.
     The plan conditioned the payment of incentive compensation to all participants upon our achievement of revenue and adjusted EBITDA financial goals. Target bonus amounts were split evenly between these two goals. None of the executive officers were subject to individual goals under this plan. No plan participant received a bonus unless we achieved certain minimum adjusted EBITDA goals. Target bonus levels as a percentage of base salary for the six-month period were 75% for the President and Chief Executive Officer and 50% for the other named executive officers. Depending upon our performance against the goals, participants were eligible to earn 50% to 200% of their target bonus amount for adjusted EBITDA and 50% to 150% of their target bonus amount for revenue; however, in the event of extraordinary revenue performance above the goals set by the Board, the participants could receive incentive payments greater than 150% of their targets for the revenue goal based upon a formula established by the Board, with no maximum payout set under the plan. The plan criteria were the same for all of the executive officers. The plan was designed to reward the executive officers for achieving and surpassing the financial goals set by the Compensation Committee and Board. In addition to incentives under this plan, Scott Kraus, Vice President of Sales, received monthly sales commissions based on our monthly revenue.
Stock Option and Other Equity Awards
     Consistent with our compensation philosophies related to performance-based compensation, long-term stockholder value creation and alignment of executive interests with those of stockholders, we make periodic grants of long-term compensation in the form of stock options or restricted stock to our executive officers and across our organization generally.
     Stock options provide executive officers with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed by us. In addition, stock options link a significant portion of an employee’s compensation to stockholders’ interests by providing an incentive to achieve corporate goals and increase stockholder value. Under our 2007 Equity Incentive Plan, we may also make grants of restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to officers and other employees. We adopted this plan to give us flexibility in the types of awards that we could grant to our executive officers and other employees.
     The Compensation Committee consulted Lyons, Benenson & Company, a third-party compensation consulting firm, to determine competitive levels of stock option grants for officers in comparable positions with companies of comparable size and stage of development. Based on the guidance from Lyons and the experience of the members of the Compensation Committee, the Compensation Committee considered the relative ownership levels of each officer based upon levels before and after becoming a public company and has identified target levels of option grants for each of our officers. Furthermore, the Compensation Committee considered each named executive officer’s role and responsibilities, ability to influence long term value creation, retention and incentive factors and current stock and option holdings at the time of grant, as well as individual performance, which is a significant factor in the Compensation Committee’s decisions. We granted options in fiscal 2008 to each of our officers to bring the total number of shares subject to options held by each such officer, including shares subject to any previously granted options, closer to the levels identified by the Compensation Committee as appropriate for that position, while also taking into consideration performance of the officer and the limitations imposed by the number of shares authorized for issuance under our stock option plans. The Compensation Committee did not consider specific performance objectives but generally concluded that each of our executive officers had performed well and deserved option grants intended to move their equity ownership closer to the Compensation Committee’s targeted levels.

     In December 2007, we granted stock options to our executive officers at the time, including to Mr. Martin to purchase 242,625 shares of common stock, which were to vest in full on the third anniversary of the grant date, provided that we had completed an initial public offering or a change of control transaction before December 31, 2008. We included this vesting restriction on the grants of stock options in order to provide additional incentives to our executive officers to complete an initial public offering or complete an alternate transaction that would provide stockholder liquidity. In fiscal 2009, these options were amended by the Board of Directors to provide for vesting of 50% of the options on the first anniversary, and 50% of the options on the second anniversary, of the closing of the merger, which occurred on February 25, 2009.
     From time to time we may make one-time grants of stock options or restricted stock to recognize promotion or consistent long-term contribution, or for specific incentive purposes. On March 2, 2009, following the closing of the merger, the Board granted 32,350 stock options to Mr. Martin and 14,234 to Mr. Betterley, which provide for vesting of 50% of the options on the first anniversary, and 50% of the options on the second anniversary of the grant date, and on April 29, 2009, following his promotion to Vice President of Sales, the Board granted Mr. Kraus 20,000 shares of restricted stock, which shares vest ratably in three annual installments, beginning on April 29, 2010.
     We also grant stock options or other equity awards to executive officers in connection with their initial employment. In connection with our negotiations with Mr. Betterley to join us as Chief Financial Officer, we provided Mr. Betterley with a grant of 48,525 shares of restricted stock under the 2007 Equity Incentive Plan, which shares vest ratably in three annual installments, beginning on April 14, 2009. We have made grants of restricted stock to various employees under the 2007 Equity Incentive Plan. In the future, we intend to grant restricted stock instead of, or in addition to, stock options to our executive officers, because we can typically use fewer shares from our available pool in making restricted stock grants. We believe that restricted stock is as effective as stock options in motivating performance of employees.
     Although we do not have any detailed stock retention or ownership guidelines, the Board and Compensation Committee generally encourage our executives to have a financial stake in our company in order to align the interests of our stockholders and management, and view stock options as a means of furthering this goal. We will continue to evaluate whether to implement a stock ownership policy for our officers and directors.
Limited Perquisites; Other Benefits
     It is generally our policy not to extend significant perquisites to our executives beyond those that are available to our employees generally, such as 401(k) plan, health, dental and life insurance benefits. We have given car allowances to certain named executives and moving allowances for executives who have relocated. We also pay for housing, commuting and related costs for our Chief Executive Officer.
Potential Payments Upon Termination or Change of Control
     The majority of our stock option agreements provide that in the event of a change of control (the sale by us of substantially all of our assets and the consequent discontinuance of our business, or in the event of a merger, exchange or liquidation), the vesting of all options will accelerate and the options will be immediately exercisable as of the effective date of the change of control. Our restricted stock agreements also provide for the acceleration of vesting as of the effective date of a change of control.
     Under the terms of the employment agreement with Mr. Martin, we will pay Mr. Martin an amount equal to 12 months of his then current base salary and 12 months of our share of health insurance costs if Mr. Martin is terminated by us without cause, or if Mr. Martin terminates his employment for good reason, as defined in the agreement. “Good reason” is generally defined as the assignment of job responsibilities to Mr. Martin that are not comparable in status or responsibility to those job responsibilities set forth in the agreement, a reduction in Mr. Martin’s base salary without his consent, or our failure to provide Mr. Martin the benefits promised under his employment agreement. As a condition to receiving his severance benefits, Mr. Martin is required to execute a release of claims agreement in favor of us.
     Under the terms of the employment agreement with Mr. Betterley, we will pay Mr. Betterley an amount equal to 12 months of his then current base salary and 12 months of our share of health insurance costs if Mr. Betterley is terminated by us without cause, or if Mr. Betterley terminates his employment for good reason, as defined in the agreement. “Good reason” is generally defined as the assignment of job responsibilities to Mr. Betterley that are not comparable in status or responsibility to those job responsibilities set forth in the agreement, a reduction in Mr. Betterley’s base salary without his consent, or our failure to provide Mr. Betterley the benefits promised under his employment agreement. As a condition to receiving his severance benefits, Mr. Betterley is required to execute a release of claims agreement in favor of us.
     We agreed to the payment of severance benefits in the employment agreements with Mr. Martin and Mr. Betterley because they each requested these severance benefits and we believed it was necessary to provide such benefits in order to obtain the agreements with them. We believe that other medical device manufacturers provide substantially similar severance benefits to their senior officers and that providing severance benefits to our Chief Executive Officer and Chief Financial Officer is therefore consistent with market practices. We believe that such benefits are reasonable to protect the Chief Executive Officer and Chief Financial Officer against the risk of having no compensation while they seek alternative employment following a termination of their employment with us.
Summary Compensation Table for Fiscal 2008 and 2009
     The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2009 and June 30, 2008 by each of the named executive officers.

			Stock	Option	Nonequity incentive	All other
	Fiscal	Salary	awards (1)	awards (1)	plan compensation	compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
David L. Martin	2009	395,000	—	713,376	308,108	97,849	1,514,333
President and Chief Executive	2008	377,629	—	314,552	215,928	94,427	1,002,536
Officer(2)
Laurence L. Betterley	2009	236,731	278,462	16,108	127,473	—	658,774
Chief Financial Officer(3)	2008	43,269	64,011	—	23,438	—	130,718
Scott Kraus	2009	158,923	165,417	22,640	242,723	7,800	589,703
Vice President of Sales(4)

(1)	The value of stock awards and options in this table represent the amounts recognized for financial statement reporting purposes for fiscal 2009 in accordance with FAS 123(R), and thus may include amounts from awards granted in and prior to fiscal 2009. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 6 to our consolidated financial statements, each included in the Company’s Annual Report on Form 10-K for the 2009 fiscal year, filed with the Securities and Exchange Commission on September 29, 2009.

(2)	The amount under “Non-Equity Incentive Plan Compensation” for Mr. Martin for 2009 consists of (i) incentive compensation of $184,663 paid to Mr. Martin at the end of calendar 2008 under our calendar 2008 incentive plan, and (ii) incentive compensation of $123,445 paid for company performance through June 30, 2009 under our incentive plan for the six months ended June 30, 2009. The amount under “Non-Equity Incentive Plan Compensation” for Mr. Martin for 2008 consists of (i) incentive compensation of $92,500 paid to Mr. Martin at the end of calendar 2007 to satisfy our commitment to pay Mr. Martin 25% of his initial base salary of $370,000 under his employment agreement dated December 19, 2006, which award was based upon his performance in calendar 2008, and (ii) incentive compensation of $123,428 paid for company performance through June 30, 2008, under our incentive plan for calendar 2008. The amounts under “All Other Compensation” for Mr. Martin (i) for 2009 consist of payments for housing, furniture rental, cleaning and related expenses of $54,635 and car and transportation expenses of $43,214, and (ii) for 2008 consist of payments for housing, furniture rental, cleaning and related expenses of $68,499, car and transportation expenses of $17,471, and reimbursement of $8,457 for transportation costs of visits to Minnesota by his family.

(3)	Mr. Betterley commenced employment on April 14, 2008.

The amount under “Non-Equity Incentive Plan Compensation” for Mr. Betterley for 2009 consists of

(i) incentive compensation of $75,387 paid to Mr. Betterley at the end of calendar 2008 under our calendar 2008 incentive plan, and (ii) incentive compensation of $52,086 paid for company performance through June 30, 2009, under our incentive plan for the six months ended June 30, 2009.

The amount under “Non-Equity Incentive Plan Compensation” for Mr. Betterley for 2008 consists of incentive compensation paid for company performance through June 30, 2008, under our incentive plan for calendar 2008.

(4)	Mr. Kraus was promoted to Vice President of Sales in April 2009, prior to which he was a senior sales director for the Company. This table only includes information regarding compensation paid to or earned by Mr. Kraus in fiscal 2009, the year in which he became an executive officer.

The amount under “Non-Equity Incentive Plan Compensation” for Mr. Kraus consists of (i) incentive compensation of $30,210 paid to Mr. Kraus for company performance through June 30, 2009, under our incentive plan for the six months ended June 30, 2009, and (ii) commissions of $212,513 paid to Mr. Kraus in fiscal 2009.
Outstanding Equity Awards at Fiscal Year-end for Fiscal 2009
     The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of June 30, 2009.

	Option Awards				Stock Awards
							Equity
							Incentive
						Equity	Plan Awards:
						Incentive	Market or
						Plan Awards:	Payout
						Number of	Value of
		Number of	Number of			Unearned	Unearned
		Securities	Securities			Shares,	Shares,
		Underlying	Underlying			Units or Other	Units or
		Unexercised	Unexercised	Option	Option	Rights that	Other Rights
	Grant	Options	Options	Exercise	Expiration	Have Not	that Have
	Date	Exercisable	Unexercisable	Price(1)	Date	Vested	Not Vested
David L. Martin(2)(3)(5)	7/17/06	71,170	0	$8.83	7/16/11	—	—
	8/15/06	25,880	12,940	8.83	8/14/11	—	—
	2/15/07	271,740	77,640	8.83	2/14/12	—	—
	6/12/07	60,387	30,193	7.90	6/11/17	—	—
	12/12/07	0	242,625	12.15	12/11/17	—	—
	3/2/09	0	32,350	8.75	3/2/19

Laurence L. Betterley(4)	4/14/08	—	—	—	—	32,350	$249,419
	3/2/09	0	14,234	8.75	3/2/19

Scott W. Kraus(5)	10/3/06	17,254	8,626	$8.83	10/2/11	—	—
	4/18/07	2,157	1,078	8.83	4/17/17	—	—
	8/7/07	6,470	3,235	8.83	8/6/17	—	—

(1)	See Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 29, 2009 for a discussion of the methodology for determining the exercise price.

(2)	The August 2006 and June 2007 options vest at the rate of one-third per year starting on the first anniversary of the grant date. The February 2007 options vest at the rate of 9,705 shares per month starting March 15, 2007. The December 2007 grant was to vest in full on the third anniversary of the grant date provided that we had completed an initial public offering or a change of control transaction before December 31, 2008. The December 2007 options were amended by the Board of Directors to provide for vesting of 50% of the options on the first anniversary, and 50% of the options on the second anniversary, of the closing of the merger. The March 2009 options vest at the rate of one-half per year starting on the first anniversary of the grant date.

(3)	Certain of our stock option agreements provide that in the event of a change of control (the sale by the company of substantially all of its assets and the consequent discontinuance of its business, or in the event of a merger, exchange or liquidation), the vesting of all options will accelerate and the options will be immediately exercisable as of the effective date of the change of control.

(4)	Restricted stock awards vest at the rate of one-third per year starting on the first anniversary of the grant date. As of June 30, 2009, 16,175 shares of Mr. Betterley’s restricted stock had vested.

(5)	All option awards vest at the rate of one-third per year starting on the first anniversary of the grant date, except for the grants made (a) on March 2, 2009, which vest at the rate of one-half per year starting on the first anniversary of the grant date, and (b) on December 12, 2007, which were to vest in full on the third anniversary of the grant date provided that CSI had completed an initial public offering or a change of control transaction before December 31, 2008. The December 2007 options were amended by the Board of Directors to provide for vesting of 50% of the options on the first anniversary, and 50% of the options on the second anniversary, of the closing of the merger.
DIRECTOR COMPENSATION
          The non-employee members of the Board are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. Prior to the merger, upon initial election to the Board, the non-employee directors of CSI-MN were granted an option to purchase 60,000 shares of common stock, and in subsequent years, each non-employee director received an annual stock option grant to purchase a quantity of common stock that is determined by the Board on an annual basis. Prior to January 1, 2009, the directors of CSI-MN were not compensated for service as board and committee members or for attending meetings.
          The Board adopted a director compensation plan that became effective upon the completion of the merger. For the six month period ended June 30, 2009, each director received the following compensation:
•	$20,000 for service as a board member;
•	$10,000 for service as a chairman of a board committee;
•	$5,000 for service as a member of a board committee;
•	$1,200 per board or committee meeting attended in the event more than six of each such meetings are held during the period; and
•	a restricted stock unit award with a value of $50,000, granted following the completion of the merger, and payable in cash beginning six months after the termination of the director’s board membership.
     The former directors of Replidyne who continued as directors of the combined company, Edward Brown and Augustine Lawlor, received the amounts stated above on a prorated basis for the period from February 25, 2009 through June 30, 2009.
     For the twelve month period ending June 30, 2010, each non-employee director will receive the following compensation:
•	$40,000 for service as a board member;
•	$20,000 for service as a chairman of a board committee;
•	$10,000 for service as a member of a board committee;
•	$1,200 per board or committee meeting attended in the event more than 12 of each such meeting are held during the period; and
•	a restricted stock unit award with a value of $100,000, to be granted following completion of the audit of the Company’s financial statements for the fiscal year ending June 30, 2010, and payable in cash beginning six months after the termination of the director’s board membership.

     In addition, the Chairman of the Board receives an annual retainer of $40,000, which may, at the election of the Chairman, be paid in shares of common stock based on the fair market value of the Company’s common stock on the date of payment.
Director Compensation Table for Fiscal 2009
     The following table summarizes the compensation paid to each non-employee director in the fiscal year ended June 30, 2009. Information for compensation of directors of Replidyne, including Messrs. Brown and Lawlor, for Replidyne’s fiscal year ended December 31, 2009 (which includes the first two quarters of our fiscal 2009) can be found in Replidyne’s Form 10-K filed with the SEC on February 24, 2009. The information is the following table set forth compensation for the directors of CSI-MN who continued as directors of the combined company following the merger, and the former Replidyne directors who continued as directors of the combined company following the merger.

			Option
	Fees Earned or	Stock Awards	Awards
	Paid in Cash	(1)(2)	(1)(2)(3)	Total
Name	($)	($)	($)	($)
Brent G. Blackey	30,000	44,057	83,191	157,248
Edward Brown	20,750	29,371	0	50,121
John H. Friedman	30,000	44,057	5,905	79,962
Geoffrey O. Hartzler, M.D.	35,000	44,057	0	79,057
Roger J. Howe, Ph.D.	20,000	44,057	0	64,057
Augustine Lawlor	20,750	29,371	0	50,121
Glen D. Nelson, M.D.	20,000	44,057	0	64,057
Gary M. Petrucci	25,000	44,057	0	69,057

(1)	The value of stock awards and options in this table represent the amounts recognized for financial statement reporting purposes for fiscal 2009 in accordance with FAS 123(R), and thus may include amounts from awards granted in and prior to fiscal 2009. The assumptions used to determine the valuation of the awards are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 6 to our consolidated financial statements, each included in the Company’s Annual Report on Form 10-K for the 2009 fiscal year, filed with the Securities and Exchange Commission on September 29, 2009.

(2)	The aggregate number of stock awards held by each of the directors listed in the table above as of June 30, 2009, was as follows: Mr. Blackey — 5,714 shares; Mr. Brown — 3,977 shares; Mr. Friedman — 5,714 shares; Dr. Hartzler — 5,714 shares; Dr. Howe — 5,714 shares; Mr. Lawlor — 3,977 shares; Dr. Nelson — 5,714 shares; and Mr. Petrucci — 5,714 shares. All of these awards represent restricted stock units granted to the directors on March 2, 2009.

(3)	The aggregate number of shares subject to outstanding option awards held by each of the directors listed in the table above as of June 30, 2009, was as follows: Mr. Blackey — 45,290 shares; Mr. Friedman — 58,229 shares; Dr. Hartzler — 129,275 shares; Dr. Howe — 176,484 shares; Dr. Nelson — 48,524 shares; and Mr. Petrucci — 308,075 shares. Messrs. Brown and Lawlor did not hold any shares subject to outstanding option awards on June 30, 2009.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth as of October 16, 2009 certain information regarding beneficial ownership of our common stock by:
•	Each person known to us to beneficially own 5% or more of our common stock;

•	Each executive officer named in the Summary Compensation Table on page 9, who in this Report are collectively referred to as the “named executive officers;”

•	Each of our directors; and

•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.
     We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 14,598,225 shares of CSI common stock outstanding on October 16, 2009. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Cardiovascular Systems, Inc., 651 Campus Drive, St. Paul, Minnesota 55112.

	Amount and	Percentage of
	Nature of	Shares
	Beneficial	Beneficially
Beneficial Owner	Ownership	Owned
Named Executive Officers and Directors
David L. Martin(1)	662,651	4.4%
Laurence L. Betterley(2)	71,781	*
Scott W. Kraus(3)	106,038	*
Brent G. Blackey(4)	42,292	*
Edward Brown(5)	18,051	*
John H. Friedman(6)	58,229	*
Geoffrey O. Hartzler, M.D.(7)	246,163	1.7%
Roger J. Howe, Ph.D.(8)	199,245	1.3%
Augustine Lawlor(9)	435,905	3.0%
Glen D. Nelson, M.D.(10)	456,473	4.0%
Gary M. Petrucci(11)	598,322	* %
All Directors and Executive Officers as a Group (16 individuals)(12)	3,477,314	* %
5% Stockholders		23.5
Easton Capital Investment Group(13)	1,379,876	9.1%
Maverick Capital, Ltd.(14)	2,183,151	14.2%
Mitsui & Co., Ltd.(15)	776,861	5.2

*	Less than 1% of the outstanding shares.

(1)	Includes 500,347 shares issuable upon the exercise of options exercisable within 60 days of October 16, 2009, and 113,132 shares of restricted stock that are subject to a risk of forfeiture.

(2)	Includes 55,606 shares of restricted stock that are subject to a risk of forfeiture.

(3)	Includes 40,241 shares issuable upon the exercise of options and warrants exercisable within 60 days of October 16, 2009, and 36,654 shares of restricted stock that are subject to a risk of forfeiture.

(4)	Includes 35,089 shares issuable upon the exercise of options and warrants exercisable within 60 days of October 16, 2009. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Blackey’s board membership.

(5)	Does not include 6,884 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Brown’s board membership.

(6)	Includes 58,229 shares issuable upon the exercise of options exercisable within 60 days of October 16, 2009 issued to Mr. Friedman that are held for the benefit of entities affiliated with Easton Capital Investment Group. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Friedman’s board membership, issued to Mr. Friedman that are held for the benefit of entities affiliated with Easton Capital Investment Group.

(7)	Includes 129,275 shares issuable upon the exercise of options exercisable within 60 days of October 16, 2009. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Dr. Hartzler’s board membership.

(8)	Includes 176,484 options issuable upon the exercise of options exercisable within 60 days of October 16, 2009. Also includes 14,350 shares and 8,411 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Sonora Web Limited Liability Limited Partnership, of which Dr. Howe is the General Partner. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Dr. Howe’s board membership.

(9)	Includes 361,235 shares held by HealthCare Ventures VI, L.P. and 74,670 shares held by HealthCare Ventures VIII, L.P. Mr. Lawlor is a general partner of HealthCare Partners VI, L.P., which is the general partner of HealthCare Ventures VI, L.P. Mr. Lawlor is a managing director of HealthCare Partners VIII, LLC, which is the general partner of HealthCare Partners VIII, L.P., which is the general partner of HealthCare Ventures VIII, L.P. Mr. Lawlor disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Does not include 6,884 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Lawlor’s board membership.

(10)	Includes 48,524 shares issuable upon the exercise of options exercisable within 60 days of October 16, 2009. Also includes 246,524 shares and 122,605 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by GDN Holdings, LLC, of which Dr. Nelson is the sole owner. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Dr. Nelson’s board membership.

(11)	Includes 333,286 shares issuable upon the exercise of options and warrants exercisable within 60 days of October 16, 2009. Also includes 32,350 shares held by Applecrest Partners LTD Partnership, of which Mr. Petrucci is the General Partner. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Petrucci’s board membership.

(12)	Includes 1,825,372 shares issuable upon the exercise of options and warrants exercisable within 60 days of October 16, 2009, and 355,956 shares of restricted stock that are subject to a risk of forfeiture.

(13)	Includes 398,679 shares and 316,061 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Easton Hunt Capital Partners, L.P. and 398,679 shares and 208,228 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Easton Capital Partners, LP. Investment decision of Easton Hunt Capital Partners, L.P. are made by EHC GP, LP through its General Partner, EHC, Inc. Mr. Friedman, one of the Company’s directors, is the President and Chief Executive Officers of EHC, Inc. Investment decisions of Easton Capital Partners, LP are made by its General Partner, ECP GP, LLC, through its manager ECP GP, Inc. Mr. Friedman is the President and Chief Executive Officer of EHC, Inc. and ECP GP, Inc. Mr. Friedman shares voting and investment power of the shares owned by Easton Hunt Capital Partners, L.P. and Easton Capital Partners, L.P. Also includes 58,229 shares issuable upon the exercise of options exercisable within 60 days of October 16, 2009, issued to Mr. Friedman that are held for the benefit of entities affiliated with Easton Capital Investment Group. Does not include 8,621 vested restricted stock units that represent the right to receive a cash payment from the Company equal in value to the market price of one share per unit of the Company’s common stock as of the date that is six months following the date of the termination of Mr. Friedman’s board membership, issued to Mr. Friedman that are held for the benefit of entities affiliated with Easton Capital Investment Group. Mr. Friedman disclaims beneficial ownership of securities held by entities affiliated with Easton Capital Investment Group except as to his pecuniary interest therein. The address for the entities affiliated with Easton Capital Investment Group is 767 Third Avenue, 7th Floor, New York, New York, 10017.

(14)	Includes (i) 601,114 shares and 359,018 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Maverick Fund, L.D.C.; (ii) 242,682 shares and 144,942 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Maverick Fund USA, Ltd.; and (iii) 523,020 shares and 312,375 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, by Maverick Fund II, Ltd. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the shares held by Maverick Fund, L.D.C., Maverick Fund USA, Ltd., and Maverick Fund II, Ltd., and through the investment discretion it exercises over these accounts. Maverick Capital Management, LLC is the general partner of Maverick Capital, Ltd. Lee S. Ainslie III is the manager of Maverick Capital Management, LLC who possesses sole investment discretion pursuant to Maverick Capital Management, LLC’s regulations. The address for the entities affiliated with Maverick Capital, Ltd. is 300 Crescent Court, 18th Floor, Dallas, Texas 75201.

(15)	Includes (i) 5,176 shares and 2,591 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Mitsui & Co. Venture Partners, Inc.; 256,235 shares and 128,312 warrants issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by Mitsui & Co. (U.S.A.), Inc.; and (iii) 256,235 shares and 128,312 shares issuable upon the exercise of warrants exercisable within 60 days of October 16, 2009, held by MCVP Holding, Inc. Mitsui & Co. Ltd. is the direct 100% owner of each of Mitsui & Co. (U.S.A.), Inc. and MCVP Holding, Inc., and the indirect majority owner of Mitsui & Co. Venture Partners, Inc. Accordingly, Mitsui & Co. Ltd. may be deemed to be the beneficial owner of the shares of Common Stock held by Mitsui & Co. Venture Partners, Inc., Mitsui & Co. (U.S.A.), Inc., and MCVP Holding, Inc. Mitsui & Co. Ltd. disclaims beneficial ownership with respect to any shares directly owned by Mitsui & Co. Venture Partners, Inc., Mitsui & Co. (U.S.A.), Inc., and MCVP Holding, Inc.

Equity Compensation Plan Information
     The following table presents the equity compensation plan information as of June 30, 2009:

Number of
securities
	Number of		remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants,	warrants	securities reflected
	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,662,592	$10.42	234,687 (1)
Equity compensation plans not approved by security holders	3,161,415 (2)	$8.87	—
TOTAL	6,824,007	$9.70	234,687

(1)	Includes 42,600 shares of common stock available for issuance under the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), and 192,087 shares of common stock available for issuance under the Company’s Employee Stock Purchase Plan, as amended (the “ESPP”).

The 2007 Plan includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year beginning July 1, 2008, and ending July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the Board. On July 1, 2009 the number of shares available for grant was increased by 705,695 under the 2007 Plan’s renewal provision.

The ESPP allows for an annual increase in reserved shares on July 1 equal to the lesser of (i) one percent of the outstanding common shares outstanding (ii) 180,000 shares, provided that the Board may designate a smaller amount of shares to be reserved. On July 1, 2009, 141,139 shares were added to ESPP.

(2)	Represents outstanding warrants to selling agents and investors issued in connection with financing transactions, warrants issued to former preferred stockholders in connection with the merger, and non-qualified stock options granted to employees, directors and consultants outside of the 2007 Plan and our other equity incentive plans. For information regarding these warrants and options, refer to our consolidated financial statements for the years ended June 30, 2009 and 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Pursuant to its written charter adopted as of the closing of the merger (and subsequently amended), the Audit Committee has the responsibility to review and approve all transactions to which a related party and we may be a party prior to their implementation to assess whether such transactions meet applicable legal requirements. Except as described in this Report, since the beginning of fiscal 2009, there were no related party transactions arising or existing requiring disclosure under applicable Nasdaq listing standards, SEC rules and regulations or the Company’s policy and procedures.
Loan Guarantees
     On September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank. The agreement originally included a $3.0 million term loan, a $5.0 million accounts receivable line of credit, and two term loans for an aggregate of $5.5 million that were guaranteed by certain of our affiliates. One of our directors and one entity affiliated with one of our directors agreed to act as guarantors of these term loans. Those guarantors are director Glen D. Nelson, M.D., who guaranteed $1.0 million, and Easton Capital Investment Group, which guaranteed $2.0 million. Our director John H. Friedman is the Managing Partner of Easton Capital Investment Group. In consideration for guaranteeing the term loans, we issued the guarantors warrants to purchase shares of our common stock at an exercise price of $9.28 per share in the following amounts: Easton Capital Investment Group, 107,833 shares, and Dr. Nelson, 53,916 shares. These warrants are immediately exercisable and have terms of five years from the date of grant. The guarantees were released on April 30, 2009.
     The issuance of the warrants to the guarantors was approved by the Board and not separately by the Audit Committee, but Dr. Nelson and Mr. Friedman recused themselves from the Board discussions relating to this matter and did not vote on it.
Preferred Stockholder Conversion Agreement
     Concurrently with the execution of the merger agreement with Replidyne, the holders of approximately 68% of CSI-MN’s outstanding preferred stock, calculated on an as-converted to common stock basis, entered into an agreement pursuant to which all outstanding shares of CSI-MN preferred stock were automatically converted into shares of common stock, effective as of immediately prior to the effective time of the merger. Parties to this agreement included entities affiliated with John H. Friedman and Glen D. Nelson, M.D., who are directors of the Company. In consideration for entering into such agreement, we issued to the holders of preferred stock warrants to purchase 2,264,264 shares of common stock at an exercise price of $8.83 per share, pro rata to each such holder based on its percentage of the outstanding shares of preferred stock on an as-converted to common stock basis.
     The preferred stockholder conversion agreement was approved by the Board and not separately by the Audit Committee. The directors who were not holders of preferred stock or affiliated with entities that held preferred stock formed a special committee to negotiate this agreement with representatives of the preferred stockholders, including Dr. Nelson and Mr. Friedman.
Registration Rights Agreement
     Effective as of March 16, 2009, we entered into a registration rights agreement with certain stockholders, including the following stockholders who are directors or entities affiliated with directors: Easton Hunt Capital Partners, L.P.; Easton Capital Partners, LP; GDN Holdings LLC; Glen D. Nelson; Brent G. Blackey; Gary M. Petrucci; Healthcare Ventures VI, L.P.; Healthcare Ventures VIII, L.P.; TPG Biotechnology Partners, L.P.; TPG Ventures, L.P.; and Edward Brown. In addition, the following parties to the registration rights agreement are officers: Paul Koehn and Robert J. Thatcher. The registration rights agreement provides the stockholders who are parties with the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing, as follows:
     Demand Rights. At any time after six months after the closing of the merger, which occurred on February 25, 2009, the holders of an aggregate of at least 20% of the stock subject to the agreement may demand that we file a registration statement on up to three occasions, covering those securities held by the demanding holders.
     Piggyback Rights. Parties to the registration rights agreement are also entitled to piggyback registration rights that entitle them to participate in any registration undertaken by us (except registrations for business combinations or employee benefit plans) subject to the right of an underwriter to cut back participation of the parties.
     Shelf Registration Rights. In addition, when we are a registrant entitled to use Form S-3, the parties to the registration rights agreement may demand that we file a registration statement on Form S-3, provided that at least $1 million of stock is included in the registration.
     The registration rights agreement was approved by the Board immediately following the closing of the merger and not separately by the Audit Committee. The registration rights agreement was intended to continue the registration rights previously granted to certain significant stockholders of Replidyne and to certain significant and management shareholders of CSI-MN who would continue to hold shares subject to restrictions on transfer under the federal securities laws following the merger. All of our other stockholders held or received registered shares immediately following the closing of the merger and therefore were not subject to restrictions under the securities laws with respect to those shares.

Item 14.	Principal Accountant Fees and Services
ACCOUNTANT FEES
     In connection with the audit of the fiscal 2009 financial statements, the Company entered into an engagement agreement with PricewaterhouseCoopers LLP, which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for the Company.
     The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2009 and June 30, 2008, by PricewaterhouseCoopers LLP, the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2009	2008
Audit Fees(1)	$631,270	$1,129,226
Audit-Related Fees(2)	175,500	—
Tax Fees(3)	112,373	45,685
All Other Fees(4)	11,000	1,500

	$930,143	$1,176,411

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

(2)	Audit-Related Fees were for due diligence and consulting related to the merger.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions.
PRE-APPROVAL POLICIES AND PROCEDURES
     Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors. The Audit Committee may not approve non-audit services prohibited by applicable regulations of the Securities and Exchange Commission if such services are to be provided contemporaneously while serving as independent auditors. The Audit Committee has delegated authority to the Chairman of the Audit Committee to approve the commencement of permissible non-audit related services to be performed by the independent auditors and the fees payable for such services, provided that the full Audit Committee subsequently ratifies and approves all such services. The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.
DIRECTOR INDEPENDENCE
     As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.
     Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors, following the determination of the Governance/Nominating Committee, has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Blackey, Brown, Friedman, Lawlor and Petrucci and Drs. Hartzler, Howe and Nelson. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Martin, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 15.	Exhibits, Financial Statement Schedules
Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR SYSTEMS, INC.
Date: October 28, 2009	By:	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Martin David L. Martin	President, Chief Executive Officer and Director (principal executive officer)	October 28, 2009

/s/ Laurence L. Betterley Laurence L. Betterley	Chief Financial Officer (principal financial and accounting officer)	October 28, 2009

* Edward Brown	Director	October 28, 2009

* Brent G. Blackey	Director	October 28, 2009

	Director	October 28, 2009
John H. Friedman

* Geoffrey O. Hartzler	Director	October 28, 2009

	Director	October 28, 2009
Roger J. Howe

/s/ Augustine Lawlor	Director	October 28, 2009
Augustine Lawlor

* Glen D. Nelson	Director	October 28, 2009

* Gary M. Petrucci	Director	October 28, 2009

/s/ Laurence L. Betterley
* By Laurence L. Betterley,
Attorney-in-Fact

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-K

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation, as amended.(7)

3.2	Amended and Restated Bylaws.(2)

4.1	Specimen Common Stock Certificate.(2)

4.2	Form of Cardiovascular Systems, Inc. common stock warrant issued to former preferred stockholders.(2)

4.3	Registration Rights Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)

4.4	Termination of Fourth Amended and Restated Stockholders Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)

10.1	Client’s Agreement, dated March 24, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and UBS Financial Services Inc.(3)

10.2	Borrower Agreement and Credit Line Agreement, dated July 24, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and UBS Bank USA.(3)

10.3	Loan and Security Agreement, dated September 12, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Silicon Valley Bank.(4)

10.4	Assumption Agreement and First Amendment to Loan and Security Agreement, dated as of February 25, 2009, by and between Silicon Valley Bank, Cardiovascular Systems, Inc. and CSI Minnesota, Inc.(7)

10.5	Second Amendment to Loan and Security Agreement between Silicon Valley Bank and Cardiovascular Systems, Inc., dated April 30, 2009.(9)

10.6	Amended and Restated Warrant to Purchase Stock, dated February 25, 2009, issued by Cardiovascular Systems, Inc. to Silicon Valley Bank.(7)

10.7	Form of Warrant to Guarantors, dated September 12, 2008.(4)

10.8	Lease, dated September 26, 2005, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.9	First Amendment to the Lease, dated February 20, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.10	Second Amendment to the Lease, dated March 9, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.11	Third Amendment to the Lease, dated September 26, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)

10.12	Lease Agreement, dated October 25, 2005, by and between the Registrant and Triumph 1450 LLC.(8)

10.13	Assumption of Lease, dated March 23, 2009 by Cardiovascular Systems, Inc.(7)

1

Exhibit
No.	Description
10.14†	Employment Agreement, dated December 19, 2006, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and David L. Martin.(3)

10.15†	Employment Agreement, dated April 14, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Laurence L. Betterley.(3)

10.16†	Form of Standard Employment Agreement.(3)

10.17†	Summary of Fiscal Year 2009 Executive Officer Base Salaries.(7)

10.18†	Summary of Fiscal Year 2009 Executive Officer Annual Cash Incentive Compensation.(7)

10.19†	Form of Director and Officer Indemnification Agreement.(7)

10.20†	Cardiovascular Systems, Inc. Amended and Restated 2007 Equity Incentive Plan.(5)

10.21†	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.22†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.23†	Form of Restricted Stock Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.24†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.25†	Form of Performance Share Award under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.26†	Form of Performance Unit Award under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.27†	Form of Stock Appreciation Rights Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)

10.28†	2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.29†	Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.30†	Form of Nonqualified Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.31†	1991 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.32†	Form of Non-Qualified Stock Option Agreement outside the 1991 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

10.33†	Cardiovascular Systems, Inc. Amended and Restated 2006 Employee Stock Purchase Plan.(6)

10.34†	Director Compensation Arrangements.(10)

10.35	Corporate Job Creation Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated June 17, 2009.(10)

10.36	Build-To-Suit Lease Agreement between Pearland Economic Development Corporation and

2

Exhibit
No.	Description
Cardiovascular Systems, Inc., dated September 9, 2009.(10)

14.1	Code of Ethics.(10)

23.1	Consent of PricewaterhouseCoopers LLP.(10)

24.1	Power of Attorney.(10)

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 18, 2009.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 3, 2009.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.’s Registration Statement on Form S-1, File No. 333-148798.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.’s Registration Statement on Form 10, File No. 000-53478.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-158755.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-158987.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, File No. 333-133021.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on May 4, 2009.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company Annual Report on Form 10-K filed on September 29, 2009.

3