Form 10-Q
period 2009-09-30
Cardiovascular Systems Inc
filed 2009-11-16
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission File No. 000-52082

CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 41-1698056
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 9, 2009 was: Common Stock, $0.001 par value per share, 14,691,397 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$30,754	$33,411
Accounts receivable, net	8,181	8,474
Inventories	4,082	3,369
Auction rate securities put option	2,800	—
Investments	19,900	—
Prepaid expenses and other current assets	1,264	798

Total current assets	66,981	46,052
Auction rate securities put option	—	2,800
Investments	—	20,000
Property and equipment, net	1,636	1,719
Patents, net	1,490	1,363
Other assets	364	436

Total assets	$70,471	$72,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,802	$25,823
Accounts payable	4,368	4,751
Accrued expenses	5,872	5,600

Total current liabilities	36,042	36,174

Long-term liabilities
Long-term debt, net of current maturities	3,597	4,379
Grant payable	2,975	—
Lease obligation and other liabilities	1,219	1,485

Total long-term liabilities	7,791	5,864

Total liabilities	43,833	42,038

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value at September 30, 2009 and June 30, 2009; authorized 100,000,000 common shares at September 30, 2009 and June 30, 2009; issued and outstanding 14,598,226 at September 30, 2009 and 14,113,904 at June 30, 2009, respectively	15	14
Additional paid in capital	148,963	146,455
Common stock warrants	11,279	11,282
Accumulated deficit	(133,619)	(127,419)

Total stockholders’ equity	26,638	30,332

Total liabilities and stockholders’ equity	$70,471	$72,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Revenues	$15,198	$11,646
Cost of goods sold	3,488	3,881

Gross profit	11,710	7,765

Expenses
Selling, general and administrative	14,856	16,424
Research and development	2,781	4,955

Total expenses	17,637	21,379

Loss from operations	(5,927)	(13,614)
Other (expense) income
Interest expense	(371)	(227)
Interest income	98	142

Total other expense	(273)	(85)

Net loss	$(6,200)	$(13,699)

Net loss per common share:
Basic and Diluted	$(0.43)	$(2.75)

Weighted average common shares used in computation:
Basic and Diluted	14,516,843	4,976,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Common Stock			Additional	Accumulated
	Shares	Amount	Warrants	Paid In Capital	Deficit	Total
Balances at June 30, 2008	4,900,984	$35,933	$680	$—	$(118,305)	$(81,692)
Issuance/forfeiture of restricted stock awards	425,359	2,464		2,003		4,467
Stock-based compensation related to stock options		756		1,548		2,304
Exercise of stock options and warrants at $1.55-$8.83 per share	100,333	640	(422)	307		525
Issuance of common stock warrants			10,031	(8,217)		1,814
Conversion of preferred warrants to common warrants			1,069			1,069
Expiration of warrants		76	(76)			—
Decretion (accretion) of redeemable convertible preferred stock					22,781	22,781
Conversion of preferred stock to common stock	5,954,389	6		75,456		75,462
Merger with Replidyne, net of merger costs	2,732,839	3		35,494		35,497
To adjust common stock to par value		(39,864)		39,864		—
Net loss					(31,895)	(31,895)

Balances at June 30, 2009	14,113,904	$14	$11,282	$146,455	$(127,419)	$30,332

Issuance/forfeiture of restricted stock awards, net	446,130			1,182		1,182
Stock-based compensation related to stock options				1,039		1,039
Exercise of stock options and warrants at $7.90-$8.83 per share	38,192	1	(3)	287		285
Net loss					(6,200)	(6,200)

Balances at September 30, 2009	14,598,226	$15	$11,279	$148,963	$(133,619)	$26,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements Cash Flows
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(6,200)	$(13,699)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	124	86
Provision for doubtful accounts	—	28
Amortization of patents	12	9
Decretion of redeemable convertible preferred stock warrants	—	(14)
Amortization of debt discount	72	79
Stock-based compensation	2,221	1,672
Changes in assets and liabilities
Accounts receivable	293	(570)
Inventories	(713)	(154)
Prepaid expenses and other assets	(394)	1,118
Accounts payable	(383)	(701)
Accrued expenses and other liabilities	2,981	124

Net cash used in operations	(1,987)	(12,022)

Cash flows from investing activities
Expenditures for property and equipment	(41)	(201)
Sales of investments	100	—
Costs incurred in connection with patents	(139)	(181)

Net cash used in investing activities	(80)	(382)

Cash flows from financing activities
Issuance of common stock warrants	—	1,814
Issuance of convertible preferred stock warrants	—	75
Exercise of stock options and warrants	285	13
Proceeds from long-term debt	—	17,712
Payments on long-term debt	(875)	(78)

Net cash (used in) provided by financing activities	(590)	19,536

Net change in cash and cash equivalents	(2,657)	7,132
Cash and cash equivalents
Beginning of period	33,411	7,595

End of period	$30,754	$14,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three months ended September 30, 2009 and 2008)
(dollars in thousands, except per share and share amounts)
(unaudited)
1. Business Overview
Company Description and Merger
     Cardiovascular Systems, Inc. was incorporated as Replidyne, Inc. in Delaware in 2000. On February 25, 2009, Replidyne, Inc. completed its reverse merger with Cardiovascular Systems, Inc., a Minnesota corporation incorporated in 1989 (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008 (the “Merger Agreement”). Pursuant to the Merger Agreement, CSI-MN continued after the merger as the surviving corporation and a wholly owned subsidiary of Replidyne. At the effective time of the merger, Replidyne, Inc. changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.”
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
     The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company has completed a pivotal clinical trial in the United States to demonstrate the safety and efficacy of the Company’s Diamondback 360° PAD system in treating peripheral arterial disease. On August 30, 2007, the U.S. Food and Drug Administration, or FDA, granted the Company 510(k) clearance to market the Diamondback 360° for the treatment of peripheral arterial disease. The Company commenced a limited commercial introduction of the Diamondback 360° in the United States in September 2007. During the quarter ended March 31, 2008, the Company began its full commercial launch of the Diamondback 360°. Prior to the merger, Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products.
2. Summary of Significant Accounting Policies
Interim Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures as required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 28, 2009. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
Fair Value of Financial Instruments
     Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (ASC Topic 820), which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral on the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. SFAS 157-2 was adopted on July 1, 2009, and did not have a material effect impact on the Company’s financial position or consolidated results of operations for the three months ended September 30, 2009.
     SFAS 157 classifies these inputs into the following hierarchy:
     Level 1 Inputs — quoted prices in active markets for identical assets and liabilities
     Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
     Level 3 Inputs — unobservable inputs
     The following table sets forth the fair value of the Company’s auction rate securities that were measured on a recurring basis as of September 30, 2009. Assets are measured on a recurring basis if they are remeasured at least annually:

	Level 3
		Auction Rate
	Trading	Securities Put
	Securities	Option
Balance at June 30, 2009	$20,000	$2,800
Sale of investments	(100)	—

Balance at September 30, 2009	$19,900	$2,800

     As of September 30, 2009, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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
     The Company also considers Emerging Issues Task Force Bulletin (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (ASC Topic 605), in revenue recognition. This standard addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate values for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.
     Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.
Recent Accounting Pronouncements
     In October 2009, the FASB issued Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
Subsequent Events
     The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.
3. Selected Consolidated Financial Statement Information
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At September 30, 2009, and June 30, 2009, respectively, inventories were comprised of the following:

	September 30,	June 30,
	2009	2009
Inventories
Raw materials	$1,410	$1,536
Work in process	301	348
Finished goods	2,371	1,485

	$4,082	$3,369

Investments
     The Company’s investments include AAA rated auction rate securities (ARS) issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). In February 2008, the Company was informed that there was insufficient demand for auction rate securities, resulting in failed auctions for $23,000 of the Company’s auction rate securities. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments are successful, they are redeemed by the issuer, or they mature. The Company has collected all interest due on its auction rate securities and has no reason to believe that it will not collect all interest due in the future.
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to the Company’s ARS (the “Rights”). The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. Prior to accepting the UBS offer, the Company recorded ARS as investments available-for-sale. The Company recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses were accounted for on the specific identification method. After accepting the UBS offer, the Company recorded ARS as trading investments and unrealized gains and losses are included in earnings. At September 30, 2009, the Company recorded $19,900 as the fair value of the ARS. The ARS are classified as a current asset at September 30, 2009, due to the expectation the Company will sell its ARS to UBS AG under the Rights between July 1, 2010 and September 30, 2010.
     The Rights represent a firm agreement in accordance with SFAS 133 (ASC Topic 815), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. At September 30, 2009, the Company recorded $2,800 as the fair value of the put option asset. The Company considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. The Company has elected to measure the put option at fair value under SFAS 159 (ASC Topic 825), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings.
4. Debt
Loan and Security Agreement with Silicon Valley Bank
     On September 12, 2008, the Company entered into a loan and security agreement with Silicon Valley Bank, which agreement was amended on February 25, 2009 and April 30, 2009. The agreement includes a $3,000 term loan, a $10,000 accounts receivable line of credit, and a $5,500 term loan that reduces the availability of funds on the accounts receivable line of credit. The terms of each of these loans are as follows:
•	The $3,000 term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, the Company granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock (which was subsequently amended to common stock to reflect the conversion of all Series B redeemable convertible preferred stock in the merger) at an exercise price of $14.16 per share. This warrant was assigned a value of $75 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at September 30, 2009 was $2,369.

•	The $10,000 accounts receivable line of credit as amended has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. The Company’s accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at September 30, 2009. The $5,500 term loan reduces available borrowings under the line of credit agreement.

•	The $5,500 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement. The balance outstanding on the term loan at September 30, 2009 was $4,827.
     One of the Company’s directors and stockholders and two entities who held the Company’s preferred shares and were also affiliated with two of the Company’s directors agreed to act as guarantors of the original term loans. In consideration for the guarantees, the Company issued the guarantors warrants to purchase an aggregate of 296,539 shares of the Company’s common stock at an exercise price of $9.28 per share. As a result of the refinancing, the guarantees on the original term loans have been released. The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, the Company estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5,500, resulting in an assigned value of $3,686 for the loans and $1,814 for the warrants. The assigned value of the warrants of $1,814 is treated as a debt discount. The balance of the debt discount at September 30, 2009 is $590 and is being amortized over the remaining term of the $5,500 term loan.
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

Any non-compliance by the Company under the terms of the Company’s debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. The Company was in compliance with all monthly financial covenants through September 30, 2009. The Company was not in compliance with one of the financial covenants at October 31, 2009, but Silicon Valley Bank waived this covenant for such period.
     Loan Payable
     At September 30, 2009 and June 30, 2009, the Company maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At September 30, 2009 and June 30, 2009, maximum available borrowings were $22,850 and $22,950, respectively. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require the Company to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50,000. In addition, if at any time any of the Company’s auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then the Company must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of September 30, 2009 and June 30, 2009, the margin requirements include maximum borrowings, including interest, of $22,850 and $22,950, respectively. If these margin requirements are not maintained, UBS Bank may require the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. The Company has maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at September 30, 2009 was $22,793 and is included in maturities during the nine months ending June 30, 2010.
     As of September 30, 2009, debt maturities (including debt discount) were as follows:

Nine months ending June 30, 2010	$25,020
2011	3,253
2012	1,126

Total	$29,399
Less: Current Maturities	(25,802)

Long-term debt	$3,597

5. Stock Options and Restricted Stock Awards
     The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), which was assumed from CSI-MN, under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors; and also in connection with the merger the Company assumed options and restricted stock awards granted by CSI-MN under its 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the execution of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan but with the approval of the 2007 Plan no additional options will be granted under it. The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. The amended 2007 Plan also includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year ending July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the board of directors. On July 1, 2009 the number of shares available for grant was increased by 705,695 under the 2007 Plan’s renewal provision.
     All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is determined by the closing price of the Company’s common stock at the date of grant. In addition, the Company has granted nonqualified stock options to employees, directors and consultants outside of the Plans.

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
     Following the merger, the Company’s stock valuations are based upon the market price for the common stock.
     Stock option activity for the three months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average
	Options(a)	Exercise Price
Options outstanding at June 30, 2009	3,637,882	$10.24
Options exercised	(37,313)	$8.36
Options forfeited or expired	(20,273)	$8.15

Options outstanding at September 30, 2009	3,580,296	$10.27

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
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
     The Company also maintains its 2006 Equity Incentive Plan (the “2006 Plan”), relating to Replidyne activity prior to the merger in February 2009. A total of 794,641 shares were originally reserved under the 2006 Plan but effective with the merger no additional options will be granted under it. Vested options granted to employees terminate 90 days after termination. At September 30, 2009, and June 30, 2009, 70,000 shares were outstanding at an average exercise price of $18.15.
     As of September 30, 2009, the Company had granted 1,544,426 restricted stock awards. The fair value of each restricted stock award was equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the three months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2009	744,377	$10.81
Restricted stock awards granted	468,822	$8.60
Restricted stock awards forfeited	(22,692)	$13.54
Restricted stock awards vested	(72,932)	$9.29

Restricted stock awards outstanding at September 30, 2009	1,117,575	$9.49

6. Texas Production Facility
     Effective on September 9, 2009, the Company entered into the Build-To-Suit Lease Agreement (the “Lease Agreement”) with the Pearland Economic Development Corporation (the “PEDC”) for the construction and lease of an approximately 46,000 square foot production facility located in Pearland, Texas (the “Facility”). The Facility will primarily serve as an additional manufacturing location for the Company.

     The Lease Agreement provides that the PEDC will lease the Facility and the land immediately surrounding the Facility (the “Leased Premises”) to the Company for an initial term of ten years, beginning the later of the date of “Substantial Completion” of the project (as that term is defined in the Lease Agreement) or April 1, 2010 (the “Commencement Date”). Annual fixed rent payments are $414 for each of the first five years of the initial term and $460 for each of the last five years of the initial term. Rent is payable in monthly installments beginning thirty days after the Commencement Date. The Company will also be responsible for paying the future taxes and operating expenses on the Leased Premises. The lease has been classified as an operating lease for financial statement purposes. Upon an event of default under the Lease Agreement, the Company will be liable for the difference between the balance of the rent owed for the remainder of the term and the fair market rental value of the Leased Premises for such period.
     The Company has the option to renew the lease for up to two additional periods of five years each. If the Company elects to exercise one or both of these options, the rent for such extended terms will be set at the prevailing market rental rates at such times, as determined in the Lease Agreement. After the Commencement Date and until shortly before the tenth anniversary of the Commencement Date, the Company will have the option to purchase all, but not less than all, of the Leased Premises at fair market value, as determined in the Lease Agreement. Further, within six years of the Commencement Date and subject to certain conditions, the Company has options to cause the PEDC to make two additions or expansions to the Facility of a minimum of 34,000 and 45,000 square feet each.
     The Company and the PEDC previously entered into a Corporate Job Creation Agreement (the “Job Creation Agreement”), dated June 17, 2009 (the “Effective Date”). The Job Creation Agreement provided the Company with $2,975 in net cash incentive funds upon signing the Lease Agreement, which the Company received on or about September 9, 2009. The Company has recognized the net cash incentive funds received of $2,975 as a long term liability on the balance sheet. The liability will be reduced over a 60 month period as expenditures are incurred using a systematic methodology that is intended to reduce the majority of the liability in the first 24 months of the agreement. The Company believes it will be able to comply with the conditions specified in the grant agreement. The PEDC will provide the Company with an additional $1,700 of net cash incentive funds (collectively with the $2,975 that the Company previously received, the “Cash Incentives”), in the following amounts and upon achievement of the following milestones:
•	$1,020, upon the hiring of the 75th full-time employee at the Facility; and

•	$680, upon the hiring of the 125th full-time employee at the Facility.
     In order to retain all of the Cash Incentives, beginning one year and 90 days after the Commencement Date, the Company must not have fewer than 25 full-time employees at the Facility for more than 120 consecutive days. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC in the following percentages during the following time periods:
•	100% of all the Cash Incentives received, if the failure occurs within 24 months from the Effective Date;

•	60% of all the Cash Incentives received, if the failure occurs between 24 and 36 months from the Effective Date;

•	40% of all the Cash Incentives received, if the failure occurs between 36 and 48 months from the Effective Date; and

•	20% of all the Cash Incentives received, if the failure occurs between 48 and 60 months from the Effective Date.
     The Company will not have any reimbursement requirements for the Cash Incentives after 60 months from the Effective Date.
     The Job Creation Agreement also provides the Company with a net $1,300 award that is expected to be funded in part by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program (the “TEF Award”). The PEDC has committed, by resolution, to guarantee the TEF Award and will make payment to the Company for the difference between $1,300 and the actual grant amount from the State of Texas. The Company expects that the grant from the State of Texas for the TEF Award will also be subject to reimbursement if the Company fails to meet certain job creation targets, as will be established and agreed to by the Company and the State of Texas.
7. Commitment and Contingencies
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
8. Earnings Per Share
Basic
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended
	September 30,
	2009	2008
Numerator
Net loss	$(6,200)	$(13,699)

Denominator
Weighted average common shares — basic	14,516,843	4,976,884
Effect of dilutive stock options and warrants (a)(b)	—	—

Weighted average common shares outstanding — diluted	14,516,843	4,976,884

Net loss per common share — basic and diluted	$(0.43)	$(2.75)

(a)	At September 30, 2009 and 2008, 3,115,246 and 880,953 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)	At September 30, 2009 and 2008, 3,650,296 and 3,779,434 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part 1. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
     We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our initial product, the Diamondback 360°, is a minimally invasive catheter system for the treatment of peripheral arterial disease, or PAD.
     We were incorporated as Replidyne, Inc. in Delaware in 2000. On February 25, 2009, Replidyne, Inc. completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008 (the “Merger Agreement”). Pursuant to the Merger Agreement, CSI-MN continued after the merger as the surviving corporation and a wholly owned subsidiary of Replidyne. Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.” Unless the context otherwise requires, all references herein to the “Company,” “CSI,” “we,” “us” and “our” refer to CSI-MN prior to the completion of the merger and to CSI following the completion of the merger and the name change, and all references to “Replidyne” refer to Replidyne prior to the completion of the merger and the name change. Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products.
     At the closing of the merger, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $36.6 million as adjusted. As of immediately following the effective time of the merger, former CSI-MN stockholders owned approximately 80.2% of the outstanding common stock of the combined company, and Replidyne stockholders owned approximately 19.8% of the outstanding common stock of the combined company.
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
     As of September 30, 2009, we had an accumulated deficit of $133.6 million. We expect our losses to continue but generally decline as we continue our commercialization activities, develop additional product enhancements, and accumulate clinical data on our products, and make further regulatory submissions. To date, we have financed our operations primarily through the private placement of equity securities and completion of the merger.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, investments, and stock-based compensation are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.
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
     We also consider Emerging Issues Task Force Bulletin (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (ASC Subtopic 605-25), in revenue recognition. This standard addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, we recognize revenue from each element of the arrangement as long as separate values for each element can be determined, we have completed our obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.
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
     Investments. Our investments include AAA rated auction rate securities (ARS) issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). In February 2008, we were informed that there was insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments are successful, they are redeemed by the issuer, or they mature. We have collected all interest due on our auction rate securities and have no reason to believe that we will not collect all interest due in the future.
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. Prior to accepting the UBS offer, we recorded ARS as investments available-for-sale. We recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses were accounted for on the specific identification method. After accepting the UBS offer, we recorded the ARS as trading investments and realized gains and losses are included in earnings. At September 30, 2009, we recorded $19.9 million as the fair value of the ARS. The ARS are classified as a current asset at September 30, 2009, due to the expectation the Company will sell its ARS to UBS AG under the Rights between July 1, 2010 and September 30, 2010.
     The Rights represent a firm agreement in accordance with SFAS 133 (ASC Topic 815), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. At September, 2009, we recorded $2.8 million as the fair value of the put option asset. We considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. We have elected to measure the put option at fair value under SFAS 159 (ASC Topic 825), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings.
     Stock-Based Compensation. We account for stock-based compensation expense in accordance with SFAS No. 123(R) (ASC Topic 718), Share-Based Payment, as interpreted by SAB No. 107 to account for stock-based compensation expense associated with the issuance or amendment of stock options and restricted stock awards. SFAS No. 123(R) requires us to recognize stock-based compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all stock option and restricted awards are expensed in the consolidated statements of operations over the related vesting period. We calculate the fair value on the date of grant using a Black-Scholes model.
     To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. These assumptions include:
•	our common stock’s volatility;

•	the length of our options’ lives, which is based on future exercises and cancellations;

•	the risk-free rate of return; and

•	future dividends
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
			Percent
	2009	2008	Change
Revenues	$15,198	$11,646	30.5%
Cost of goods sold	3,488	3,881	(10.1)

Gross profit	11,710	7,765	50.8

Expenses:
Selling, general and administrative	14,856	16,424	(9.5)
Research and development	2,781	4,955	(43.9)

Total expenses	17,637	21,379	(17.5)

Loss from operations	(5,927)	(13,614)	(56.5)
Other (expense) income:
Interest expense	(371)	(227)	63.4
Interest income	98	142	(31.0)

Total other expense	(273)	(85)	221.2

Net loss	(6,200)	(13,699)	(54.7)

Comparison of Three Months Ended September 30, 2009 with Three Months Ended September 30, 2008
     Revenues. Revenues increased by $3.5 million, or 30.5%, from $11.6 million for the three months ended September 30, 2008 to $15.2 million for the three months ended September 30, 2009. This increase was attributable to a 25% increase in sales of the Diamondback 360° and a 5% increase in sales of supplemental products during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As of September 30, 2009, we had a 132-person direct sales organization that was selling the Diamondback 360° in 611 accounts. As of September 30, 2008, we had a 100-person direct sales organization that was selling the Diamondback 360° in 283 accounts. We expect our revenue to increase as we continue to increase the number of physicians using the devices, we increase the usage rate per physician in the U.S. PAD market, and introduce new and improved products.
     Cost of Goods Sold. Cost of goods sold decreased by $393,000, or 10.1%, from $3.9 million for the three months ended September 30, 2008 to $3.5 million for the three months ended September 30, 2009. This decrease in cost of goods sold resulted in an increase to gross margin of 10%, from 67% for the three months ended September 30, 2008 to 77% for the three months ended September 30, 2009. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase in gross margin from the three months ended September 30, 2008 to September 30, 2009 is primarily due to higher production volumes, manufacturing efficiencies, product cost reductions, and shipment of fewer control units. Cost of goods sold for the three months ended September 30, 2009 and 2008 includes $129,000 and $176,000, respectively, for stock-based compensation. We expect that gross margin will stay fairly consistent in the future as sales volumes increase, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, or other unanticipated circumstances.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $1.5 million, or 9.5%, from $16.4 million for the three months ended September 30, 2008 to $14.9 million for the three months ended September 30, 2009. The primary reason for the decrease was reduced consulting and professional services, including $1.7 million in previously capitalized initial public offering costs, contributing $2.2 million. Selling, general, and administrative expenses for the three months ended September 30, 2009 and 2008 includes $1.8 million and $1.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing programs and organization to further commercialize our products.
     Research and Development Expenses. Research and development expenses decreased by $2.2 million, or 43.9%, from $5.0 million for the three months ended September 30, 2008 to $2.8 million for the three months ended September 30, 2009. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of a new control unit, shaft designs, crown designs, and PAD and coronary clinical trials. The reduction in expense related to costs of a coronary clinical trial occurring during the three months ended September 30, 2008, along with fewer PAD development projects in 2009. Research and development for the three months ended September 30, 2009 and 2008 includes $281,000 and $112,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we expect to incur research and development expenses for the remainder of the fiscal year at a rate similar to that incurred for the three months ended September 30, 2009, although fluctuations could occur based on the number of projects and studies and the timing of expenditures.
     Interest Expense. Interest expense increased by $144,000, from $227,000 for the three months ended September 30, 2008 to $371,000 for the three months ended September 30, 2009. The increase was due to higher average outstanding debt facilities during the three months ended September 30, 2009.
     Interest Income. Interest income decreased by $42,000, from $142,000 for the three months ended September 30, 2008 to $98,000 for the three months ended September 30, 2009. The decrease was primarily due to reduced yields on cash, cash equivalent and investment balances.
LIQUIDITY AND CAPITAL RESOURCES
     We had cash and cash equivalents of $30.8 million at September 30, 2009 and $33.4 million at June 30, 2009. During the three months ended September 30, 2009, net cash used in operations amounted to $2.0 million. As of September 30, 2009, we had an accumulated deficit of $133.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt. We have incurred negative cash flows and net losses since inception.
     On February 25, 2009, we completed the merger, in accordance with the terms of the Merger Agreement. At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $36.6 million as adjusted.
     In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. At September 30, 2009, we maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At September 30, 2009, maximum available borrowings were $22.9 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of September 30, 2009, the margin requirements include maximum borrowings, including interest, of $22.9 million. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at September 30, 2009 was $22.8 million.
     On September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank, which agreement was amended on February 25, 2009 and April 30, 2009. The agreement includes a $3.0 million term loan, a $10.0 million accounts receivable line of credit, and a $5.5 million term loan that reduces availability of borrowings on the accounts receivable line of credit. The terms of each of these loans are as follows:
•	The $3.0 million term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, we granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock (which was subsequently amended to common stock to reflect the conversion of all Series B redeemable convertible preferred stock in the merger) at an exercise price of $14.16 per share. This warrant was assigned a value of $75,000 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at September 30, 2009 was $2.4 million.

•	The $10.0 million accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at June 30, 2009 and September 30, 2009. The $5.5 million term loan reduces available borrowings under the line of credit agreement.

•	The $5.5 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement. The balance outstanding on the term loan at September 30, 2009 was $4.8 million (excluding debt discount of 0.6 million).
     One of our directors and stockholders and two entities who held preferred shares and were also affiliated with two of our directors agreed to act as guarantors of the original term loans. In consideration for the guarantees, we issued the guarantors warrants to purchase an aggregate of 296,539 shares of our common stock at an exercise price of $9.28 per share. As a result of the refinancing, the guarantees on the original term loans have been released. The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, we estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5.5 million resulting in an assigned value of $3.7 million for the loans and $1.8 million for the warrants. The assigned value of the warrants of $1.8 million is treated as a debt discount. The balance of the debt discount at September 30, 2009 is $0.6 million and is being amortized over the remaining term of the $5.5 million term loan.
     Borrowings from Silicon Valley Bank are secured by all of our assets, other than our auction rate securities and intellectual property, and, until April 30, 2009, the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants and our achievement of minimum monthly net revenue goals. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. We were in compliance with all financial covenants through September 30, 2009. We were not in compliance with one of the financial covenants at October 31, 2009, but Silicon Valley Bank waived this covenant for such period.
     The reported changes in cash and cash equivalents and investments for the three months ended September 30, 2009 and 2008 are summarized below.

     Cash and Cash Equivalents. Cash and cash equivalents was $30.8 million and $33.4 million at September 30, 2009 and June 30, 2009, respectively. This decrease is primarily attributable to net cash used from operations offset by net cash of $3.0 million received under the agreement to establish a manufacturing facility in Texas.
     Investments. Investments were $19.9 million and $20.0 million at September 30, 2009 and June 30, 2009, respectively. Our investments include AAA rated auction rate securities issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our auction rate securities is supported by student loan assets that are guaranteed by the federal government under the FFELP.
     In February 2008, we were informed that there was insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful, they are redeemed by the issuer, they mature, or they are repurchased by UBS. As a result, we have determined the fair value of our auction rate securities at September 30, 2009 and June 30, 2009 to be $19.9 million and $20.0 million, respectively.
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our auction rate securities (the “Rights”). The Rights permit us to require UBS to purchase our auction rate securities at par value, which is defined for this purpose as the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our auction rate securities at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our auction rates securities under the Rights. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. At September 30, 2009 and June 30, 2009, we have determined the fair value of our auction rate security rights to be $2.8 million. As long as we hold auction rate securities, they will continue to accrue interest as determined by the auction process or the terms of the auction rate securities if the auction process fails.
     Operating Activities. Net cash used in operating activities was $2.0 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, we had a net loss of $6.2 million and $13.7 million, respectively. Changes in working capital accounts also contributed to the net cash used in the three months ended September 30, 2009 and 2008. Significant changes in working capital during these periods included:
•	cash used in (provided by) accounts receivable of $(293,000) and $570,000 during the three months ended September 30, 2009 and 2008, respectively;

•	cash used in inventories of $713,000 and $154,000 during the three months ended September 30, 2009 and 2008, respectively;

•	cash used in (provided by) prepaid expenses and other current assets of $394,000 and $(1.1) million during the three months ended September 30, 2009 and 2008, respectively;

•	cash used in accounts payable of $383,000 and $701,000 during the three months ended September 30, 2009 and 2008, respectively; and

•	cash (provided by) accrued expenses and other liabilities of $(3.0) million and $(124,000) during the three months ended September 30, 2009 and 2008, respectively.
     Investing Activities. Net cash used in investing activities was $80,000 and $382,000 for the three months ended September 30, 2009 and 2008, respectively. Cash used in investing activities primarily related to the purchase of property and equipment. Purchases of property and equipment used cash of $41,000 and $201,000 for the three months ended September 30, 2009 and 2008, respectively.
     Financing Activities. Net cash used in (provided by) financing activities was $590,000 and $(19.5) million in the three months ended September 30, 2009 and 2008, respectively. Cash provided by financing activities during these periods included:
•	proceeds from long-term debt of $17.7 million during the three months ended September 30, 2008;

•	exercise of stock options and warrants of $285,000 and $13,000 during the three months ended September 30, 2009 and 2008, respectively;

•	Issuance of common stock warrants of $1.8 million during the three months ended September 30, 2008; and

•	Issuance of convertible preferred stock warrants of $75,000 during the three months ended September 30, 2008.
     Cash used in financing activities in these periods included:
•	payment of long-term debt of $875,000 and $78,000 during the three months ended September 30, 2009 and 2008, respectively.
     Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenue and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our revenue growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of September 30, 2009, we believe our current cash and cash equivalents and available debt capacity will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, the FASB issued Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including our expectation that our losses will continue but generally decline; our plans to continue to expand our sales and marketing efforts, conduct research and development and increase our manufacturing capacity to support anticipated future growth; the expected benefits of the Rights from UBS; our expectation of increased revenue, and selling, general and administrative expenses; our expectation that research and development expenses for the remainder of the fiscal year will be incurred at a similar rate as for the three months ended September 30, 2009; our expectation that gross margin will stay fairly consistent; the sufficiency of our current and anticipated financial resources; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.
These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the Diamondback 360º; competition from other devices; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; the sufficiency of UBS’s financial resources to purchase our auction rate securities; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 28, 2009. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds and U.S. government securities. Our cash and cash equivalents as of September 30, 2009 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. For discussion of the related risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Investments.”

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
     In addition, on October 27, 2009, Dr. Leonid Shturman, CSI-MN’s founder, filed a complaint in the U.S. District Court in Minnesota against CSI. The complaint asserted that the filing by CSI of an action in Switzerland against Dr. Shturman violated provisions of a settlement agreement that CSI and Dr. Shturman entered into in September 2008. The 2008 settlement resolved a lawsuit CSI had brought against Dr. Shturman for breach of his employment agreement with CSI. Dr. Shturman’s complaint seeks an award of damages and injunctive relief to bar CSI from litigating the action in Switzerland. We believe Dr. Shturman’s claims are without merit. We recently learned that Dr. Shturman died and, accordingly, the future of the lawsuit is uncertain.

ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarterly period ended September 30, 2009, we sold an aggregate of 879 shares of common stock pursuant to the exercise of warrants with an exercise price of $8.83 per share. These sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
Cash Incentive Program
     On July 16, 2009, our Board adopted an executive officer annual cash incentive compensation program for fiscal 2010. The program provides as follows: our executive officers are eligible to receive annual cash incentive compensation based on our achievement of revenue and adjusted EBITDA financial goals in fiscal 2010. Target bonus amounts will be split evenly between these two goals. None of the executive officers is subject to individual goals under this plan. Target bonus levels as a percentage of base salary are 75% for the President and Chief Executive Officer and 50% for the other executive officers. Depending upon our performance against the goals, participants are eligible to earn 50% to 200% of their target bonus amount for adjusted EBITDA and 50% to 150% of their target bonus amount for revenue; however, in the event of extraordinary revenue performance above the goals set by the Board, the participants could receive incentive payments greater than 150% of their targets for the revenue goal based upon a formula established by the Board, with no maximum payout set under the plan. The plan criteria are the same for all of the executive officers. In addition to incentives under this plan, our Vice President of Sales and Vice President of Business Development are eligible to receive monthly sales commissions. The Board also has the authority to grant additional discretionary cash bonuses of up to 15% of annual base salary for any executive officer.
Silicon Valley Bank Agreement
     Under our loan and security agreement with Silicon Valley Bank, as amended, we are required to maintain certain financial covenants. We did not meet one of these covenants at October 31, 2009, which would have constituted an event of default under the agreement and all amounts outstanding under the agreement would have been due to Silicon Valley Bank. However, Silicon Valley Bank waived this covenant for such period. The amount outstanding under the agreement with Silicon Valley Bank as of October 31, 2009 was $6.9 million.

ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009	CARDIOVASCULAR SYSTEMS, INC.
	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description
10.1	Corporate Job Creation Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated June 17, 2009. (1)

10.2	Build-To-Suit Lease Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated September 9, 2009. (1)

10.3	Letter Agreement between Silicon Valley Bank and Cardiovascular Systems, Inc., dated September 9, 2009. (1)

10.4*	Summary of Fiscal 2010 Executive Officer Annual Cash Incentive Compensation.†

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on September 28, 2009.