Form 10-Q
period 2009-12-31
Cardiovascular Systems Inc
filed 2010-02-12
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
Commission File No. 000-52082

CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	No. 41-1698056 (IRS Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of February 10, 2010 was: Common Stock, $0.001 par value per share, 14,909,522 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$23,594	$33,411
Accounts receivable, net	8,876	8,474
Inventories	4,048	3,369
Auction rate securities put option	2,800	—
Investments	19,750	—
Prepaid expenses and other current assets	1,078	798

Total current assets	60,146	46,052
Auction rate securities put option	—	2,800
Investments	—	20,000
Property and equipment, net	1,784	1,719
Patents, net	1,629	1,363
Other assets	291	436

Total assets	$63,850	$72,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,689	$25,823
Accounts payable	3,010	4,751
Accrued expenses	5,779	5,600

Total current liabilities	34,478	36,174

Long-term liabilities
Long-term debt, net of current maturities	2,794	4,379
Grant payable	2,963	—
Lease obligation and other liabilities	943	1,485

Total long-term liabilities	6,700	5,864

Total liabilities	41,178	42,038

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value at December 31, 2009 and June 30, 2009; authorized 100,000,000 common shares at December 31, 2009 and June 30, 2009; issued and outstanding 14,832,697 at December 31, 2009 and 14,113,904 at June 30, 2009, respectively	15	14
Additional paid in capital	151,853	146,455
Common stock warrants	11,208	11,282
Accumulated deficit	(140,404)	(127,419)

Total stockholders’ equity	22,672	30,332

Total liabilities and stockholders’ equity	$63,850	$72,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$15,097	$14,004	$30,295	$25,650
Cost of goods sold	3,515	4,153	7,003	8,034

Gross profit	11,582	9,851	23,292	17,616

Expenses
Selling, general and administrative	15,912	14,949	30,768	31,373
Research and development	2,181	3,469	4,962	8,424

Total expenses	18,093	18,418	35,730	39,797

Loss from operations	(6,511)	(8,567)	(12,438)	(22,181)
Other (expense) income
Interest expense	(363)	(799)	(734)	(1,026)
Interest income	89	2,867	187	3,009
Impairment on investments	—	(2,233)	—	(2,233)

Total other expense	(274)	(165)	(547)	(250)

Net loss	$(6,785)	$(8,732)	$(12,985)	$(22,431)
Accretion of redeemable convertible preferred stock	—	(2,997)	—	(2,997)

Net loss available to common shareholders	$(6,785)	$(11,729)	$(12,985)	$(25,428)

Net loss per common share:
Basic and Diluted	$(0.46)	$(2.34)	$(0.89)	$(5.09)

Weighted average common shares used in computation:
Basic and Diluted	14,651,641	5,018,227	14,584,242	4,997,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,985)	$(22,431)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	255	178
Provision for doubtful accounts	27	85
Amortization of patents	24	18
Decretion of redeemable convertible preferred stock warrants	—	165
Amortization of debt discount	144	551
Stock-based compensation	4,338	3,220
Impairment on Investments	—	2,233
Gain on auction rate securities put option	—	(2,700)
Changes in assets and liabilities
Accounts receivable	(429)	(2,539)
Inventories	(679)	704
Prepaid expenses and other assets	(135)	149
Accounts payable	(1,741)	(1,680)
Accrued expenses and other liabilities	2,600	1,706

Net cash used in operations	(8,581)	(20,341)

Cash flows from investing activities
Expenditures for property and equipment	(320)	(428)
Sales of investments	250	—
Costs incurred in connection with patents	(290)	(201)

Net cash used in investing activities	(360)	(629)

Cash flows from financing activities
Proceeds from employee stock purchase plan	702	—
Issuance of common and preferred stock warrants	—	1,889
Exercise of stock options and warrants	285	374
Proceeds from long-term debt	—	17,893
Payments on long-term debt	(1,863)	(411)

Net cash (used in) provided by financing activities	(876)	19,745

Net change in cash and cash equivalents	(9,817)	(1,225)
Cash and cash equivalents
Beginning of period	33,411	7,595

End of period	$23,594	$6,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2009 and 2008)
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
   Fair Value of Financial Instruments
     Effective July 1, 2008, the Company adopted fair value guidance issued by the FASB, which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008 the FASB provided a one-year deferral on the effective date of the guidance for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. This guidance did not have a material effect impact on the Company’s financial position or consolidated results of operations for the three months ended December 31, 2009.
     The fair value guidance classifies inputs into the following hierarchy:
     Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

     Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
     Level 3 Inputs — unobservable inputs
     The following table sets forth the fair value of the Company’s auction rate securities that were measured on a recurring basis as of December 31, 2009. Assets are measured on a recurring basis if they are remeasured at least annually:

	Level 3
		Auction Rate
	Trading	Securities Put
	Securities	Option
Balance at June 30, 2009	$20,000	$2,800
Sale of investments	(250)	—

Balance at December 31, 2009	$19,750	$2,800

     As of December 31, 2009, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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
     The Company also considers FASB guidance that addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate values for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.
   Recent Accounting Pronouncements
     In October 2009, the FASB issued guidance providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
   Subsequent Events
     The Company has performed an evaluation of subsequent events through February 12, 2010, which is the date the financial statements were issued.

3. Selected Consolidated Financial Statement Information
   Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At December 31, 2009, and June 30, 2009, respectively, inventories were comprised of the following:

	December 31,	June 30,
	2009	2009
Inventories
Raw materials	$1,110	$1,536
Work in process	91	348
Finished goods	2,847	1,485

	$4,048	$3,369

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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to the Company’s ARS (the “Rights”). The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. Prior to accepting the UBS offer, the Company recorded ARS as investments available-for-sale. The Company recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses were accounted for on the specific identification method. After accepting the UBS offer, the Company recorded ARS as trading investments and unrealized gains and losses are included in earnings. At December 31, 2009, the Company recorded $19,750 as the fair value of the ARS. The ARS are classified as a current asset at December 31, 2009, due to the expectation the Company will sell its ARS to UBS AG under the Rights between July 1, 2010 and December 31, 2010.
     The Rights represent a firm agreement in accordance with FASB guidance, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. At December 31, 2009, the Company recorded $2,800 as the fair value of the put option asset. The Company considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. The Company has elected to measure the put option at fair value, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings.
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

•	The $3,000 term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, the Company granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock (which was subsequently amended to common stock to reflect the conversion of all Series B redeemable convertible preferred stock in the merger) at an exercise price of $14.16 per share. This warrant was assigned a value of $75 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at December 31, 2009 was $2,086.

•	The $10,000 accounts receivable line of credit as amended has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. The Company’s accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at December 31, 2009. The $5,500 term loan reduces available borrowings under the line of credit agreement.

•	The $5,500 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement. The balance outstanding on the term loan at December 31, 2009 was $4,315.
          One of the Company’s directors and stockholders and two entities who held the Company’s preferred shares and were also affiliated with two of the Company’s directors agreed to act as guarantors of the original term loans. In consideration for the guarantees, the Company issued the guarantors warrants to purchase an aggregate of 296,539 shares of the Company’s common stock at an exercise price of $9.28 per share. As a result of the amendment, the guarantees on the original term loans have been released. The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, the Company estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5,500, resulting in an assigned value of $3,686 for the loans and $1,814 for the warrants. The assigned value of the warrants of $1,814 is treated as a debt discount. The balance of the debt discount at December 31, 2009 is $519 and is being amortized over the remaining term of the $5,500 term loan.
          Borrowings from Silicon Valley Bank are collateralized by all of the Company’s assets, other than the Company’s ARS and intellectual property, and, until April 30, 2009, the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, including the Company’s achievement of minimum monthly net revenue goals. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. Any non-compliance by the Company under the terms of the Company’s debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. The Company was not in compliance with one of the financial covenants during each of the three months ended December 31, 2009 and the month ended January 31, 2010, but Silicon Valley Bank waived this covenant for such months. The Company is currently working with Silicon Valley Bank to negotiate revised financial covenants.
   Loan Payable
     At December 31, 2009 and June 30, 2009, the Company maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At December 31, 2009 and June 30, 2009, maximum available borrowings were $22,700 and $22,950, respectively. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require the Company to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50,000. In addition, if at any time any of the Company’s auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then the Company must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of December 31, 2009 and June 30, 2009, the margin requirements include maximum borrowings, including interest, of $22,700 and $22,950, respectively. If these margin requirements are not maintained, UBS Bank may require the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. The Company has maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at December 31, 2009 was $22,601 and is included in debt maturities during the six months ending June 30, 2010.
     As of December 31, 2009, debt maturities (including debt discount) were as follows:

Six months ending June 30, 2010	$24,104
2011	3,253
2012	1,126

Total	$28,483
Less: Current Maturities	(25,689)

Long-term debt	$2,794

5. Stock Options and Restricted Stock Awards
     The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors; and the Company also granted options and restricted stock awards under its 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the execution of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan but with the approval of the 2007 Plan no additional options will be granted under it. The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. The amended 2007 Plan also includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year through July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the board of directors. On July 1, 2009 the number of shares available for grant was increased by 705,695 under the 2007 Plan’s renewal provision.
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
     Following the merger, the Company’s stock valuations are based upon the market price for the common stock.

     Stock option activity for the six months ended December 31, 2009 is as follows:

		Weighted
	Number of	Average
	Options(a)	Exercise Price
Options outstanding at June 30, 2009	3,637,882	$10.24
Options granted	12,940	$5.01
Options exercised	(37,313)	$8.36
Options forfeited or expired	(123,574)	$8.98

Options outstanding at December 31, 2009	3,489,935	$10.29

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
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
     The Company also maintains its 2006 Equity Incentive Plan (the “2006 Plan”), relating to Replidyne activity prior to the merger in February 2009. A total of 794,641 shares were originally reserved under the 2006 Plan, but effective with the merger no additional options will be granted under it. At December 31, 2009, and June 30, 2009, 70,000 shares were outstanding at an average exercise price of $18.15.
     The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the six months ended December 31, 2009 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2009	744,377	$10.81
Restricted stock awards granted	588,972	$7.86
Restricted stock awards forfeited	(88,315)	$9.71
Restricted stock awards vested	(123,186)	$7.59

Restricted stock awards outstanding at December 31, 2009	1,121,848	$8.85

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
     The Company and the PEDC previously entered into a Corporate Job Creation Agreement (the “Job Creation Agreement”), dated June 17, 2009 (the “Effective Date”). The Job Creation Agreement provided the Company with $2,975 in net cash incentive funds, which the Company received on or about September 9, 2009. The Company has recognized the net cash incentive funds received of $2,975 as a long term liability on the balance sheet. The liability will be reduced over a 60 month period as expenditures are incurred using a systematic methodology that is intended to reduce the majority of the liability in the first 24 months of the agreement. The Company believes it will be able to comply with the conditions specified in the grant agreement. The PEDC will provide the Company with an additional $1,700 of net cash incentive funds (collectively with the $2,975 that the Company previously received, the “Cash Incentives”), in the following amounts and upon achievement of the following milestones:
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
8. Earnings Per Share
  Basic
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator
Net loss available in basic calculation	(6,785)	(8,732)	(12,985)	(22,431)
Plus: Accretion of redeemable convertible preferred stock (a)	—	2,997	—	2,997

Loss available to common shareholders	$(6,785)	$(11,729)	$(12,985)	$(25,428)

Denominator
Weighted average common shares — basic	14,651,641	5,018,227	14,584,242	4,997,555
Effect of dilutive stock options and warrants (b)(c)	—	—	—	—

Weighted average common shares outstanding — diluted	14,651,641	5,018,227	14,584,242	4,997,555

Net loss per common share — basic and diluted	$(0.46)	$(2.34)	$(0.89)	$(5.09)

(a)	The calculation for accretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock.

(b)	At December 31, 2009 and 2008, 3,089,366 and 866,702 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)	At December 31, 2009 and 2008, 3,489,935 and 3,710,851 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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
     At the closing of the merger, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $36.6 million as adjusted. As of immediately following the effective time of the merger, former CSI stockholders owned approximately 80.2% of the outstanding common stock of the combined company, and Replidyne stockholders owned approximately 19.8% of the outstanding common stock of the combined company.
     CSI was incorporated in Minnesota in 1989. From 1989 to 1997, we engaged in research and development on several different product concepts that were later abandoned. Since 1997, we have devoted substantially all of our resources to the development of the Diamondback 360°.
     From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the FDA. We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.
     In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We market the Diamondback 360° in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We manufacture the Diamondback 360° internally at our facilities.
     As of December 31, 2009, we had an accumulated deficit of $140.4 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory submissions. To date, we have financed our operations primarily through the private placement of equity securities and completion of the merger.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Revenues	$15,097	$14,004	7.8%	$30,295	$25,650	18.1%
Cost of goods sold	3,515	4,153	(15.4)	7,003	8,034	(12.8)

Gross profit	11,582	9,851	17.6	23,292	17,616	32.2

Expenses:
Selling, general and administrative	15,912	14,949	6.4	30,768	31,373	(1.9)
Research and development	2,181	3,469	(37.1)	4,962	8,424	(41.1)

Total expenses	18,093	18,418	(17.6)	35,730	39,797	(10.2)

Loss from operations	(6,511)	(8,567)	(24.0)	(12,438)	(22,181)	(43.9)
Other (expense) income:
Interest expense	(363)	(799)	(54.5)	(734)	(1,026)	(28.5)
Interest income	89	2,867	(96.9)	187	3,009	(93.8)
Impairment on investments	—	(2,233)	—	—	(2,233)	—

Total other expense	(274)	(165)	66.1	(547)	(250)	118.8

Net loss	(6,785)	(8,732)	(22.3)	(12,985)	(22,431)	(42.1)
Accretion of redeemable convertible preferred stock	—	(2,997)	—	—	(2,997)	—

Net loss available to common shareholders	(6,785)	(11,729)	(42.2)	(12,985)	(25,428)	(48.9)

Comparison of Three Months Ended December 31, 2009 with Three Months Ended December 31, 2008
          Revenues. Revenues increased by $1.1 million, or 7.8%, from $14.0 million for the three months ended December 31, 2008 to $15.1 million for the three months ended December 31, 2009. This increase was attributable to a 4% increase in sales of the Diamondback 360° and a 53% increase in sales of supplemental products during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Supplemental products include our Viper product line and distribution partner products, some of which have been introduced over the last year. As of December 31, 2009, we had a 157-person direct sales organization. As of December 31, 2008, we had a 118-person direct sales organization. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, and introduce new and improved products. Currently, all of our revenues are in the United States, however, we may potentially sell internationally in the future.
          Cost of Goods Sold. Cost of goods sold decreased by $638,000, or 15.4%, from $4.2 million for the three months ended December 31, 2008 to $3.5 million for the three months ended December 31, 2009. This decrease in cost of goods sold resulted in an increase to gross margin of 7 percentage points, from 70% for the three months ended December 31, 2008 to 77% for the three months ended December 31, 2009. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase in gross margin from the three months ended December 31, 2008 to December 31, 2009 is primarily due to manufacturing efficiencies, product cost reductions, and shipment of fewer lower margin control units. Cost of goods sold for the three months ended December 31, 2009 and 2008 includes $148,000 and $100,000, respectively, for stock-based compensation. We expect that gross margin will stay fairly consistent in the future as sales volumes increase, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $963,000, or 6.4%, from $14.9 million for the three months ended December 31, 2008 to $15.9 million for the three months ended December 31, 2009. The primary reason was increased sales and marketing expenses of $1.5 million, which included the building of our sales team along with additional marketing programs. This was partially offset by a reduction in legal fees of $600,000 and management incentive compensation of $300,000. Selling, general and administrative expenses for the three months ended December 31, 2009 and 2008 includes $1.7 million and $1.3 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing programs and organization to further commercialize our products.
          Research and Development Expenses. Research and development expenses decreased by $1.3 million, or 37.1%, from $3.5 million for the three months ended December 31, 2008 to $2.2 million for the three months ended December 31, 2009. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of a new control unit, shaft designs, crown designs, and PAD and coronary clinical trials. The reduction in these expenses related to the decreased numbers and sizes of PAD development projects in calendar 2009, as well as the timing of those projects. Research and development expenses for the three months ended December 31, 2009 and 2008 includes $295,000 and $108,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we expect to incur research and development expenses for the remainder of the fiscal year at a slightly higher rate than that incurred for the six months ended December 31, 2009, although fluctuations could occur based on the number of projects and studies and the timing of expenditures.
          Interest Expense. Interest expense decreased by $436,000, from $799,000 for the three months ended December 31, 2008 to $363,000 for the three months ended December 31, 2009. The decrease was primarily due to significantly reduced amortization of the debt discount during the three months ended December 31, 2009 due to the refinancing of debt in April 2009.
          Interest Income. Interest income decreased by $2.8 million, from $2.9 million for the three months ended December 31, 2008 to $89,000 for the three months ended December 31, 2009. The decrease was due to $2.8 million recorded during the three months ended December 31, 2008 related to accepting the UBS offer to repurchase our auction rate securities, establishing an auction rate securities put option agreement.
          Impairment on Investments. Impairment on investments was $2.2 million for the three months ended December 31, 2008. This was due to a $1.9 million decrease in the fair value of investments and also the recognition of $343,000 in a previously recorded other comprehensive loss. There was no impairment of investments during the three months ended December 31, 2009.
          Accretion of Redeemable Convertible Preferred Stock. Accretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Accretion of redeemable convertible preferred stock for the three months ended December 31, 2008 was $3.0 million. There was no accretion of redeemable convertible preferred stock during the three months ended December 31, 2009 because all preferred stock was converted to common stock in conjunction with the merger.
Comparison of the Six Months Ended December 31, 2009 with Six Months Ended December 31, 2008
          Revenues. Revenues increased by $4.6 million, or 18.1%, from $25.7 million for the six months ended December 31, 2008 to $30.3 million for the six months ended December 31, 2009. This increase was attributable to a 15% increase in sales of the Diamondback 360° and a 55% increase in sales of supplemental products during the six months ended December 31, 2009 compared to the six months ended December 31, 2008. Supplemental products include our Viper product line and distribution partner products, some of which have been introduced over the last year.
          Cost of Goods Sold. Cost of goods sold decreased by $1.0 million, or 12.8%, from $8.0 million for the six months ended December 31, 2008 to $7.0 million for the six months ended December 31, 2009. This decrease in cost of goods sold resulted in an increase to gross margin of 8 percentage points, from 69% for the six months ended December 31, 2008 to 77% for the six months ended December 31, 2009. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase in gross margin from the six months ended December 31, 2008 to December 31, 2009 is primarily due to manufacturing efficiencies, product cost reductions, higher production volumes, and shipment of fewer lower margin control units. Cost of goods sold for the six months ended December 31, 2009 and 2008 includes $277,000 and $275,000, respectively, for stock-based compensation.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $605,000, or, 1.9%, from $31.4 million for the six months ended December 31, 2008 to $30.8 million for the six months ended December 31, 2009. The primary reasons for the decrease included increased sales and marketing expenses of $1.2 million, from building our sales team along with additional marketing programs. This was offset by significantly reduced consulting and professional services, contributing $2.6 million, which includes a $1.7 million expense from the write-off of previously capitalized initial public offering costs. Selling, general and administrative expenses for the six months ended December 31, 2009 and 2008 includes $3.5 million and $2.7 million, respectively, for stock-based compensation.
          Research and Development Expenses. Research and development expenses decreased by $3.4 million, or 41.1%, from $8.4 million for the six months ended December 31, 2008 to $5.0 million for the six months ended December 31, 2009. The reduction in these expenses related to costs of a coronary clinical trial occurring during the six months ended December 31, 2008, along with the decreased numbers and sizes of PAD development projects in calendar 2009, as well as the timing of those projects. Research and development expenses for the six months ended December 31, 2009 and 2008 includes $576,000 and $222,000, respectively, for stock-based compensation.
          Interest Expense. Interest expense decreased by $292,000, or 28.5%, from $1.0 million for the six months ended December 31, 2008 to $734,000 for the six months ended December 31, 2009. The decrease was primarily due to significantly reduced amortization of the debt discount during the six months ended December 31, 2009 due to the refinancing of debt in April 2009.
          Interest Income. Interest income decreased by $2.8 million, from $3.0 million for the six months ended December 31, 2008 to $187,000 for the six months ended December 31, 2009. The decrease was due to $2.8 million recorded during the six months ended December 31, 2008 related to accepting the UBS offer to repurchase our auction rate securities, establishing an auction rate securities put option agreement.
          Impairment on Investments. Impairment on investments was $2.2 million for the six months ended December 31, 2008. This was due to a $1.9 million decrease in the fair value of investments and also the recognition of $343,000 in a previously recorded other comprehensive loss. There was no impairment of investments during the six months ended December 31, 2009.
          Accretion of Redeemable Convertible Preferred Stock. Accretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Accretion of redeemable convertible preferred stock for the six months ended December 31, 2008 was $3.0 million. There was no accretion of redeemable convertible preferred stock during the six months ended December 31, 2009 because all preferred stock was converted to common stock in conjunction with the merger.
LIQUIDITY AND CAPITAL RESOURCES
          We had cash and cash equivalents of $23.6 million at December 31, 2009 and $33.4 million at June 30, 2009. During the six months ended December 31, 2009, net cash used in operations amounted to $8.6 million. As of December 31, 2009, we had an accumulated deficit of $140.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt. We have incurred negative cash flows and net losses since inception.
          On February 25, 2009, we completed the merger, in accordance with the terms of the Merger Agreement. At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $36.6 million as adjusted.
     In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. At December 31, 2009, we maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At December 31, 2009, maximum available borrowings were $22.7 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of December 31, 2009, the margin requirements include maximum borrowings, including interest, of $22.7 million. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at December 31, 2009 was $22.6 million.
          On September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank, which agreement was amended on February 25, 2009 and April 30, 2009. The agreement includes a $3.0 million term loan, a $10.0 million accounts receivable line of credit, and a $5.5 million term loan that reduces availability of borrowings on the accounts receivable line of credit. The terms of each of these loans are as follows:
•	The $3.0 million term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, we granted Silicon Valley Bank a warrant to purchase 8,493 shares of Series B redeemable convertible preferred stock (which was subsequently amended to common stock to reflect the conversion of all Series B redeemable convertible preferred stock in the merger) at an exercise price of $14.16 per share. This warrant was assigned a value of $75,000 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at December 31, 2009 was $2.1 million.

•	The $10.0 million accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at June 30, 2009 and December 31, 2009. The $5.5 million term loan reduces available borrowings under the line of credit agreement.

•	The $5.5 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 30 month maturity, with repayment terms that include equal monthly payments of principal and interest beginning June 1, 2009. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The term loan reduces available borrowings under the amended accounts receivable line of credit agreement. The balance outstanding on the term loan at December 31, 2009 was $4.3 million (excluding debt discount of 0.5 million).
          One of our directors and stockholders and two entities who held preferred shares and were also affiliated with two of our directors agreed to act as guarantors of the original term loans. In consideration for the guarantees, we issued the guarantors warrants to purchase an aggregate of 296,539 shares of our common stock at an exercise price of $9.28 per share. As a result of the amendment, the guarantees on the original term loans have been released. The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, we estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5.5 million resulting in an assigned value of $3.7 million for the loans and $1.8 million for the warrants. The assigned value of the warrants of $1.8 million is treated as a debt discount. The balance of the debt discount at December 31, 2009 is $0.5 million and is being amortized over the remaining term of the $5.5 million term loan.
     Borrowings from Silicon Valley Bank are secured by all of our assets, other than our auction rate securities and intellectual property, and, until April 30, 2009, the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, and our achievement of minimum monthly net revenue goals. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. We were not in compliance with one of the financial covenants during each of the three months ended December 31, 2009 and the month ended January 31, 2010, but Silicon Valley Bank waived this covenant for such months. We are currently working with Silicon Valley Bank to negotiate revised financial covenants.
          The reported changes in cash and cash equivalents and investments for the six months ended December 31, 2009 and 2008 are summarized below.
          Cash and Cash Equivalents. Cash and cash equivalents was $23.6 million and $33.4 million at December 31, 2009 and June 30, 2009, respectively. This decrease is primarily attributable to net cash used from operations offset by net cash of $3.0 million received under an agreement to establish a manufacturing facility in Texas.
          Investments. Investments were $19.8 million and $20.0 million at December 31, 2009 and June 30, 2009, respectively. Our investments include AAA rated auction rate securities issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our auction rate securities is supported by student loan assets that are guaranteed by the federal government under the FFELP.
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
          On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our auction rate securities (the “Rights”). The Rights permit us to require UBS to purchase our auction rate securities at par value, which is defined for this purpose as the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our auction rate securities at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our auction rates securities under the Rights. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. At December 31, 2009 and June 30, 2009, we have determined the fair value of our auction rate security rights to be $2.8 million. As long as we hold auction rate securities, they will continue to accrue interest as determined by the auction process or the terms of the auction rate securities if the auction process fails.
          Operating Activities. Net cash provided by (used in) operating activities was $(8.6) million and $(20.3) million for the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, we had a net loss of $13.0 million and $22.4 million, respectively. Changes in working capital accounts also contributed to the net cash provided by (used in) for the six months ended December 31, 2009 and 2008. Significant changes in working capital during these periods included:
•	Cash provided by (used in) accounts receivable of $(429,000) and $(2.5) million during the six months ended December 31, 2009 and 2008, respectively. The reduction in amount used between periods is due to lower revenue growth and later timing of sales in fiscal year 2010.

•	Cash provided by (used in) inventories of $(679,000) and $704,000 during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009, cash provided by (used in) inventories was primarily due to the timing of inventory purchases and shipments. For the six months ended December 31, 2008, cash provided by inventories was due to improved inventory management.

•	Cash provided by (used in) prepaid expenses and other current assets of $(135,000) and $149,000 during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, cash provided by (used in) prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•	Cash provided by (used in) accounts payable of $(1.7) million during the six months ended December 31, 2009 and 2008,

respectively. For the six months ended December 31, 2009 and 2008, cash provided by (used in) accounts payable was primarily due to timing of purchases and vendor payments.
•	Cash provided by (used in) accrued expenses and other liabilities of $2.6 million and $1.7 million during the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009, cash provided by accrued expenses and other liabilities was primarily due to receipt of $3.0 million in net cash under an agreement to establish a manufacturing facility in Texas. For the six months ended December 31, 2008, cash provided by accrued expenses and other liabilities was primarily due to timing of payments.
          Investing Activities. Net cash provided by (used in) investing activities was $(360,000) and $(629,000) for the six months ended December 31, 2009 and 2008, respectively. Cash provided by (used in) investing activities primarily related to the purchase of property and equipment. Purchases of property and equipment provided (used) cash of $(320,000) and $(428,000) for the six months ended December 31, 2009 and 2008, respectively.
          Financing Activities. Net cash provided by (used in) financing activities was $(876,000) and $19.7 million in the six months ended December 31, 2009 and 2008, respectively.
          Cash provided by financing activities during these periods included:
•	Proceeds from long-term debt of $17.9 million during the six months ended December 31, 2008;

•	Proceeds from purchases under our employee stock purchase plan of $702,000 during the six months ended December 31, 2009;

•	Exercise of stock options and warrants of $285,000 and $374,000 during the six months ended December 31, 2009 and 2008, respectively;

•	Issuance of common stock warrants of $1.8 million during the six months ended December 31, 2008; and

•	Issuance of convertible preferred stock warrants of $75,000 during the six months ended December 31, 2008.
          Cash (used in) financing activities in these periods included:
•	Payment of long-term debt of $(1.9) million and $(411,000) during the six months ended December 31, 2009 and 2008, respectively.
          Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenue and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our revenue growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of December 31, 2009, we believe our current cash and cash equivalents and available debt capacity will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, the FASB issued guidance providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including our expectation that our losses will continue but generally decline; our plans to continue to expand our sales and marketing efforts, conduct research and development and increase our manufacturing capacity to support anticipated future growth; the expected benefits of the Rights from UBS; our expectation of increased revenue, and selling, general and administrative expenses; the possibility of selling our products internationally in the future; our expectation that research and development expenses for the remainder of the fiscal year will be incurred at a slightly higher rate than for the six months ended December 31, 2009; our expectation that gross margin will stay fairly consistent; the sufficiency of our current and anticipated financial resources; the negotiation of revised financial covenants with Silicon Valley Bank; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.
These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the Diamondback 360º; competition from other devices; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; the sufficiency of UBS’s financial resources to purchase our auction rate securities; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; our ability to successfully negotiate with Silicon Valley Bank; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 28, 2009. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds and U.S. government securities. Our cash and cash equivalents as of December 31, 2009 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
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

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
     In addition, on October 27, 2009, Dr. Leonid Shturman, CSI’s founder, filed a complaint in the U.S. District Court in Minnesota against CSI. The complaint asserted that the filing by CSI of an action in Switzerland against Dr. Shturman violated provisions of a settlement agreement that CSI and Dr. Shturman entered into in September 2008. The 2008 settlement resolved a lawsuit CSI had brought against Dr. Shturman for breach of his employment agreement with CSI. Dr. Shturman’s complaint seeks an award of damages and injunctive relief to bar CSI from litigating the action in Switzerland. We believe Dr. Shturman’s claims are without merit. Following the filing of this complaint, we learned that Dr. Shturman died and, accordingly, the future of the lawsuit is uncertain.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Under our loan and security agreement with Silicon Valley Bank, as amended, we are required to maintain certain financial covenants. We were not in compliance with one of the financial covenants during each of the three months ended December 31, 2009 and the month ended January 31, 2010, which would have constituted an event of default under the agreement and all amounts outstanding under the agreement would have been due to Silicon Valley Bank. However, Silicon Valley Bank waived this covenant for such periods. The amount outstanding under the agreement with Silicon Valley Bank at October 31, 2009 was $6.9 million, November 30, 2009 was $6.7 million, December 31, 2009 was $6.4 million, and January 31, 2010 was $6.1 million.
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2010	CARDIOVASCULAR SYSTEMS, INC.
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