Form 10-Q
period 2010-03-31
Cardiovascular Systems Inc
filed 2010-05-14
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 14, 2010 was: Common Stock, $0.001 par value per share, 15,002,150 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1. Consolidated Financial Statements (unaudited)	3
Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	3
Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009	4
Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
ITEM 1. Legal Proceedings	24
ITEM 1A. Risk Factors	24
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3. Defaults Upon Senior Securities	24
ITEM 5. Other Information	24
ITEM 6. Exhibits	24
Signatures	25
Exhibit Index	26
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$23,552	$33,411
Accounts receivable, net	9,801	8,474
Inventories	4,562	3,369
Auction rate securities put option	2,800	—
Investments	16,375	—
Prepaid expenses and other current assets	991	798

Total current assets	58,081	46,052
Auction rate securities put option	—	2,800
Investments	—	20,000
Property and equipment, net	1,959	1,719
Patents, net	1,704	1,363
Other assets	216	436

Total assets	$61,960	$72,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,601	$25,823
Accounts payable	4,943	4,751
Accrued expenses	6,335	5,600

Total current liabilities	31,879	36,174

Long-term liabilities
Long-term debt, net of current maturities	8,183	4,379
Grant payable	2,963	—
Lease obligation and other liabilities	659	1,485

Total long-term liabilities	11,805	5,864

Total liabilities	43,684	42,038

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2010 and June 30, 2009; issued and outstanding 14,864,089 at March 31, 2010 and 14,113,904 at June 30, 2009, respectively	15	14
Additional paid in capital	153,975	146,455
Common stock warrants	11,208	11,282
Accumulated deficit	(146,922)	(127,419)

Total stockholders’ equity	18,276	30,332

Total liabilities and stockholders’ equity	$61,960	$72,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$16,519	$15,115	$46,814	$40,766
Cost of goods sold	3,847	3,920	10,850	11,954

Gross profit	12,672	11,195	35,964	28,812

Expenses
Selling, general and administrative	16,382	14,253	47,150	45,626
Research and development	2,459	3,428	7,421	11,851

Total expenses	18,841	17,681	54,571	57,477

Loss from operations	(6,169)	(6,486)	(18,607)	(28,665)
Other (expense) income
Interest expense	(341)	(971)	(1,075)	(1,831)
Interest income	58	171	245	3,180
Decretion of redeemable convertible preferred stock warrants	—	3,157	—	2,991
Gain (impairment) on investments	—	300	—	(1,933)
State income taxes	(66)	—	(66)	—

Total other (expense) income	(349)	2,657	(896)	2,407

Net loss	$(6,518)	$(3,829)	$(19,503)	$(26,258)
Decretion of redeemable convertible preferred stock	—	25,778	—	22,781

Net (loss) income available to common shareholders	$(6,518)	$21,949	$(19,503)	$(3,477)

Net (loss) income per common share:
Basic	$(0.44)	$2.63	$(1.33)	$(0.57)

Diluted	$(0.44)	$(0.32)	$(1.33)	$(0.57)

Weighted average common shares used in computation:
Basic	14,878,859	8,343,660	14,681,014	6,096,523

Diluted	14,878,859	12,048,581	14,681,014	6,096,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(19,503)	$(26,258)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	399	305
Provision for doubtful accounts	77	95
Amortization of patents	36	27
Decretion of redeemable convertible preferred stock warrants	—	(2,991)
Amortization of debt discount	216	1,023
Stock-based compensation	6,460	4,931
Impairment on Investments	—	1,933
Gain on auction rate securities put option	—	(2,700)
Changes in assets and liabilities
Accounts receivable	(1,404)	(3,290)
Inventories	(1,193)	1,039
Prepaid expenses and other assets	77	1,938
Accounts payable	192	(1,446)
Accrued expenses and other liabilities	2,872	(1,042)

Net cash used in operations	(11,771)	(26,436)

Cash flows from investing activities
Expenditures for property and equipment	(639)	(750)
Sales of investments	3,625	—
Costs incurred in connection with patents	(377)	(312)
Cash acquired in Replidyne merger, net of transaction costs paid	—	37,805

Net cash provided by investing activities	2,609	36,743

Cash flows from financing activities
Proceeds from employee stock purchase plan	702	—
Payment of deferred financing costs	(50)	—
Issuance of common stock warrants	—	1,814
Issuance of convertible preferred stock warrants	—	75
Exercise of stock options and warrants	285	502
Proceeds from long-term debt	4,411	18,031
Payments on long-term debt	(6,045)	(480)

Net cash (used in) provided by financing activities	(697)	19,942

Net change in cash and cash equivalents	(9,859)	30,249
Cash and cash equivalents
Beginning of period	33,411	7,595

End of period	$23,552	$37,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and nine months ended March 31, 2010 and 2009)
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
Fair Value of Financial Instruments
     Effective July 1, 2008, the Company adopted fair value guidance issued by the FASB, which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008 the FASB provided a one-year deferral on the effective date of the guidance for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. This guidance did not have a material impact on the Company’s financial position or consolidated results of operations for the three months ended March 31, 2010.
     The fair value guidance classifies inputs into the following hierarchy:
     Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

     Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
     Level 3 Inputs — unobservable inputs
     The following table sets forth the fair value of the Company’s auction rate securities that were measured on a recurring basis as of March 31, 2010. Assets are measured on a recurring basis if they are remeasured at least annually:

	Level 3
		Auction Rate
	Trading	Securities Put
	Securities	Option
Balance at June 30, 2009	$20,000	$2,800
Sale of investments	(3,625)	—

Balance at March 31, 2010	$16,375	$2,800

     As of March 31, 2010, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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
Recent Accounting Pronouncements
     In January 2010, the FASB issued further guidance regarding additional disclosures relating to fair value of transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. This guidance had no impact on the Company’s financial position, results of operations or cash flows.
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

     At March 31, 2010 and June 30, 2009, respectively, inventories were comprised of the following:

	March 31,	June 30,
	2010	2009
Inventories
Raw materials	$1,501	$1,536
Work in process	246	348
Finished goods	2,815	1,485

	$4,562	$3,369

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
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to the Company’s ARS (the “Rights”). The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. Prior to accepting the UBS offer, the Company recorded ARS as investments available-for-sale. The Company recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses were accounted for on the specific identification method. After accepting the UBS offer, the Company recorded ARS as trading investments and unrealized gains and losses are included in earnings. During the nine months ended March 31, 2010, issuers of the Company’s ARS have redeemed $3,625 at par value. At March 31, 2010, the Company recorded $16,375 as the fair value of the ARS. The ARS are classified as a current asset at March 31, 2010, due to the expectation the Company will sell its ARS to UBS AG under the Rights prior to April 1, 2011.
     The Rights represent a firm agreement in accordance with FASB guidance, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. At March 31, 2010, the Company recorded $2,800 as the fair value of the put option asset. The Company considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. The Company has elected to measure the put option at fair value, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings.
     In determining fair value of its ARS, the Company utilized various valuation methods and considered, among other factors, estimates of present value of the ARS based upon expected cash flows, the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value, the likelihood of a return of liquidity to the market for these securities and the potential to sell the securities in secondary markets.

4. Debt
Loan and Security Agreement with Silicon Valley Bank
     On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:
•	The $10,000 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, the Company amended a warrant previously granted to Silicon Valley Bank. The warrants provide an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of amendment. The balance outstanding on the term loan at March 31, 2010 was $10,000.

•	The $15,000 line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2,500, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. There was no balance outstanding on the line of credit at March 31, 2010. The agreement provides that initially 50% of the outstanding principal balance of the $10,000 term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at March 31, 2010.
     Prior to the amendment and restatement, the Company’s loan and security agreement with Silicon Valley Bank included a $3,000 term loan, a $10,000 accounts receivable line of credit, and a $5,500 term loan that reduced the availability of funds on the accounts receivable line of credit.
     Borrowings from Silicon Valley Bank are secured by all of the Company’s assets, other than the Company’s auction rate securities. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
Loan Payable
     At March 31, 2010 and June 30, 2009, the Company maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At March 31, 2010 and June 30, 2009, maximum available borrowings were $19,325 and $22,950, respectively. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require the Company to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50,000. In addition, if at any time any of the Company’s auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then the Company must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of March 31, 2010 and June 30, 2009, the margin requirements include maximum borrowings, including interest, of $19,325 and $22,950, respectively. If these margin requirements are not maintained, UBS Bank may require the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. The Company has maintained the margin requirements under the loans. The outstanding balance on this loan at March 31, 2010 was $19,232 and is included in debt maturities during the three months ending June 30, 2010.

     As of March 31, 2010, debt maturities (including debt discount) were as follows:

Three months ending June 30, 2010	$19,196
Fiscal 2011	2,302
Fiscal 2012	3,811
Fiscal 2013	3,475

Total	$28,784
Less: Current Maturities	(20,601)

Long-term debt	$8,183

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
     Following the merger, the Company’s stock valuations are based upon the market price for the common stock.
     Stock option activity for the nine months ended March 31, 2010 is as follows:

		Weighted
	Number of	Average
	Options(a)	Exercise Price
Options outstanding at June 30, 2009	3,707,882	$10.43
Options granted	12,940	$5.01
Options exercised	(37,313)	$8.36
Options forfeited or expired	(154,088)	$8.92

Options outstanding at March 31, 2010	3,529,421	$10.46

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
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
     The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the nine months ended March 31, 2010 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2009	744,377	$10.81
Restricted stock awards granted	693,822	$7.37
Restricted stock awards forfeited	(157,972)	$8.54
Restricted stock awards vested	(173,427)	$6.81

Restricted stock awards outstanding at March 31, 2010	1,106,800	$8.38

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
     The Job Creation Agreement also provides the Company with a net $1,275 award, of which $510 will be funded by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program (the “TEF Award”). The PEDC has committed, by resolution, to guarantee the TEF Award and will make payment to the Company for the remaining $765 in three installments. The grant from the State of Texas for the TEF Award is subject to reimbursement if the Company fails to meet certain job creation targets, as agreed to by the Company and the State of Texas.
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

8. Earnings Per Share
Basic
     The following table presents a reconciliation of the numerators and denominators used in the basic earnings per common share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator
Net loss	$(6,518)	$(3,829)	$(19,503)	$(26,258)
Plus: Accretion of redeemable convertible preferred stock (a)	—	25,778	—	22,781

Net (loss) income available to common shareholders	$(6,518)	$21,949	$(19,503)	$(3,477)

Denominator
Weighted average common shares outstanding	14,878,859	8,343,660	14,681,014	6,096,523

Net loss per common share — basic	$(0.44)	$2.63	$(1.33)	$(0.57)

(a)	The calculation for accretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock.
Diluted
     The following table presents a reconciliation of the numerators and denominators used in the diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator
Net (loss) income available to common stockholders	$(6,518)	$21,949	$(19,503)	$(3,477)
Less: Decretion of redeemable convertible preferred stock(a)	—	(25,778)	—	—

Net loss available in diluted calculation	$(6,517)	$(3,829)	$(19,503)	$(3,477)

Denominator
Weighted average common shares — basic	14,878,859	8,343,660	14,681,014	6,096,523
Effect of dilutive stock options and warrants (b)(c)	—	—	—	—
Conversion of redeemable convertible preferred stock(a)	—	3,704,921	—	—

Weighted average common shares outstanding — diluted	14,878,859	12,048,581	14,681,014	6,096,523

Net loss per common share — diluted	$(0.44)	$(0.32)	$(1.33)	$(0.57)

(a)	The calculation for decretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock. These amounts have been excluded from the calculation for the nine months ended March 31, 2009 because they are anti-dilutive.

(b)	At March 31, 2010 and 2009, 3,089,366 and 3,120,330 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)	At March 31, 2010 and 2009, 3,529,421 and 3,963,579 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
9. Subsequent Event
     On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG). The agreement provides that PFG will make loans to the Company up to $4,000. The agreement has a five-year maturity until April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part.
     Under the agreement, PFG provided the Company with an initial loan of $1,500 on April 15, 2010. In addition, for a period of one year until April 14, 2011, the Company may request additional proceeds from time to time, in minimum increments of $250, up to $4,000. After this period, the Company may only request additional proceeds (in increments of not less than $250) equal to the aggregate principal amount converted into the Company’s common stock through an optional conversion or mandatory conversion. At any time prior to the maturity date, PFG may at its option convert any amount into the Company’s common stock at the conversion price set forth in each note, which conversion price will be subject to adjustment upon certain events as provided in such note. The initial note has an initial conversion price of $5.43, which equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the agreement. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price.
     The loans are secured by certain of the Company’s assets including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles, investment property and certain other claims, rights and interests. PFG’s security interests are subject only to (a) the first security interests held by Silicon Valley Bank, except that PFG holds a first security interest in certain intellectual property, and (b) the liens of the Pearland Economic Development Corporation associated with the Company’s planned manufacturing facility in Pearland, Texas. The PFG loan and security agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
     In connection with the execution of the PFG loan and security agreement, the Company issued a warrant to PFG on April 14, 2010 which allows PFG to purchase 147,330 shares of the Company’s common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the agreement. The warrant vests with respect to 50% on the issue date, and thereafter, vests pro rata from time to time according to a percentage equal to (a) the additional loans actually drawn until April 14, 2011, divided by (b) $2,500. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms.

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
OVERVIEW
     We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our initial product, the Diamondback 360°, is a minimally invasive catheter system for the treatment of peripheral arterial disease, or PAD. We also intend to pursue approval of our product for coronary use.
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
     As of March 31, 2010, we had an accumulated deficit of $146.9 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory submissions. To date, we have financed our operations primarily through the private placement of equity securities and completion of the merger.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Revenues	$16,519	$15,115	9.3%	$46,814	$40,766	14.8%
Cost of goods sold	3,847	3,920	(1.8)	10,850	11,954	(9.2)

Gross profit	12,672	11,195	13.2	35,964	28,812	24.8

Expenses:
Selling, general and administrative	16,382	14,253	14.9	47,150	45,626	3.3
Research and development	2,459	3,428	(28.3)	7,421	11,851	(37.4)

Total expenses	18,841	17,681	6.6	54,571	57,477	(5.1)

Loss from operations	(6,169)	(6,486)	(4.9)	(18,607)	(28,665)	(35.1)
Other (expense) income:
Interest expense	(341)	(971)	(64.9)	(1,075)	(1,831)	(41.3)
Interest income	58	171	(66.1)	245	3,180	(92.3)
Decretion of redeemable convertible preferred stock warrants	—	3,157	—	—	2,991	—
Gain (impairment) on investments	—	300	—	—	(1,933)	—
Other	(66)	—	—	(66)	—	—

Total other (expense) income	(349)	2,657	113.1	(896)	2,407	137.2

Net loss	(6,518)	(3,829)	70.2	(19,503)	(26,258)	(25.7)
Decretion of redeemable convertible preferred stock	—	25,778	—	—	22,781	—

Net income (loss) available to common shareholders	$(6,518)	$21,949	129.7	$(19,503)	$(3,477)	460.8

Comparison of Three Months Ended March 31, 2010 with Three Months Ended March 31, 2009
     Revenues. Revenues increased by $1.4 million, or 9.3%, from $15.1 million for the three months ended March 31, 2009 to $16.5 million for the three months ended March 31, 2010. This increase was attributable to a $792,000, or 5.8%, increase in sales of the Diamondback 360° and a $612,000, or 43.1%, increase in sales of supplemental and other products during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Supplemental products include our Viper product line and distribution partner products, some of which have been introduced over the last year. As of March 31, 2010, we had a 151-person direct sales organization. As of March 31, 2009, we had a 119-person direct sales organization. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, continue to focus on physician education programs, and introduce new and improved products. Currently, all of our revenues are in the United States, however, we may potentially sell internationally in the future.
     Cost of Goods Sold. Cost of goods sold decreased by $73,000, or 1.8%, from $3.9 million for the three months ended March 31, 2009 to $3.8 million for the three months ended March 31, 2010. This decrease in cost of goods sold resulted in an increase to gross margin of 3%, from 74% for the three months ended March 31, 2009 to 77% for the three months ended March 31, 2010. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase in gross margin from the three months ended March 31, 2009 to March 31, 2010 is primarily due to manufacturing efficiencies, product cost reductions, and shipment of fewer lower margin control units. Cost of goods sold for the three months ended March 31, 2010 and 2009 includes $157,000 and $434,000, respectively, for stock-based compensation. We expect that gross margin will stay fairly consistent in the future as sales volumes increase, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $2.1 million, or 14.9%, from $14.3 million for the three months ended March 31, 2009 to $16.4 million for the three months ended March 31, 2010. The primary reason for the increase was sales and marketing expenses, which included the building of our sales team along with additional marketing programs. Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 includes $1.7 million and $1.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing programs and organization to further commercialize our products, though that growth should be at a lower rate than revenue growth.
     Research and Development Expenses. Research and development expenses decreased by $0.9 million, or 28.3%, from $3.4 million for the three months ended March 31, 2009 to $2.5 million for the three months ended March 31, 2010. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of a new control unit, shaft designs, crown designs, and PAD and coronary clinical trials. The reduction in these expenses related to the decreased numbers and sizes of PAD development projects in fiscal 2010, as well as the timing of those projects. Research and development expenses for the three months ended March 31, 2010 and 2009 includes $300,000 and $220,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we expect to incur research and development expenses for the remainder of the fiscal year at a slightly higher rate than that incurred for the three months ended March 31, 2010, although fluctuations could occur based on the number of projects and studies and the timing of expenditures.
     Interest Expense. Interest expense decreased by $630,000, from $971,000 for the three months ended March 31, 2009 to $341,000 for the three months ended March 31, 2010. The decrease was primarily due to significantly reduced amortization of the debt discount during the three months ended March 31, 2010 due to the refinancing of debt in April 2009.
     Interest Income. Interest income decreased by $113,000, from $171,000 for the three months ended March 31, 2009 to $58,000 for the three months ended March 31, 2010. The decrease was primarily due to lower investment balances and reduced yields on investments.
     Gain (Impairment) on Investments. Gain (impairment) on investments was $300,000 for the three months ended March 31, 2009 and was due to an increase in the fair value of investments. There was no gain (impairment) on investments for the three months ended March 31, 2010.
     Decretion of Redeemable Convertible Preferred Stock. Decretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Decretion of redeemable convertible preferred stock for the three months ended March 31, 2009 was $25.8 million. There was no decretion of redeemable convertible preferred stock during the three months ended March 31, 2010 because all preferred stock was converted to common stock in conjunction with the merger.
Comparison of the Nine Months Ended March 31, 2010 with Nine Months Ended March 31, 2009
     Revenues. Revenues increased by $6.0 million, or 14.8%, from $40.8 million for the nine months ended March 31, 2009 to $46.8 million for the nine months ended March 31, 2010. This increase was attributable to a $4.2 million, or 11.4%, increase in sales of the Diamondback 360° and a $1.8 million, or 50.4% increase in sales of supplemental and other products during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. Supplemental products include our Viper product line and distribution partner products, some of which have been introduced over the last year.
     Cost of Goods Sold. Cost of goods sold decreased by $1.1 million, or 9.2%, from $12.0 million for the nine months ended March 31, 2009 to $10.9 million for the nine months ended March 31, 2010. This decrease in cost of goods sold resulted in an increase to gross margin of 6%, from 71% for the nine months ended March 31, 2009 to 77% for the nine months ended March 31, 2010. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase in gross margin from the nine months ended March 31, 2009 to March 31, 2010 is primarily due to manufacturing efficiencies, product cost reductions, and shipment of fewer lower margin control units. Cost of goods sold for the nine months ended March 31, 2010 and 2009 includes $434,000 and $367,000, respectively, for stock-based compensation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or, 3.3%, from $45.6 million for the nine months ended March 31, 2009 to $47.1 million for the nine months ended March 31, 2010. The primary reasons for the increase included increased sales and marketing expenses of $3.8 million, from building our sales team along with additional marketing programs, partially offset by reduced consulting and professional services primarily from a $1.7 million write-off of previously capitalized initial public offering costs in fiscal 2009. Selling, general and administrative expenses for the nine months ended March 31, 2010 and 2009 includes $5.2 million and $4.1 million, respectively, for stock-based compensation.
     Research and Development Expenses. Research and development expenses decreased by $4.5 million, or 37.4%, from $11.9 million for the nine months ended March 31, 2009 to $7.4 million for the nine months ended March 31, 2010. The reduction in these expenses related to costs of a coronary clinical trial occurring during the nine months ended March 31, 2009, along with the decreased number and size of PAD development projects in fiscal 2010, as well as the timing of those projects. Research and development expenses for the nine months ended March 31, 2010 and 2009 includes $876,000 and $441,000, respectively, for stock-based compensation.
     Interest Expense. Interest expense decreased by $756,000, or 41.3%, from $1.8 million for the nine months ended March 31, 2009 to $1.1 million for the nine months ended March 31, 2010. The decrease was primarily due to significantly reduced amortization of the debt discount during the nine months ended March 31, 2010 due to the refinancing of debt in April 2009.
     Interest Income. Interest income decreased by $2.9 million, from $3.2 million for the nine months ended March 31, 2009 to $245,000 for the nine months ended March 31, 2010. The decrease was due to $2.8 million recorded during the nine months ended March 31, 2009 related to accepting the UBS offer to repurchase our auction rate securities, establishing an auction rate securities put option agreement.
     Gain (Impairment)on Investments. Gain (impairment) on investments was $(1.9) million for the nine months ended March 31, 2009. This was due to a $1.6 million decrease in the fair value of investments and also the recognition of $343,000 in a previously recorded other comprehensive loss. There was no gain (impairment) of investments during the nine months ended March 31, 2010.
     Accretion of Redeemable Convertible Preferred Stock. Accretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates. Accretion of redeemable convertible preferred stock for the nine months ended March 31, 2009 was $22.8 million. There was no accretion of redeemable convertible preferred stock during the nine months ended March 31, 2010 because all preferred stock was converted to common stock in conjunction with the merger.
LIQUIDITY AND CAPITAL RESOURCES
     We had cash and cash equivalents of $23.6 million at March 31, 2010 and $33.4 million at June 30, 2009. During the nine months ended March 31, 2010, net cash used in operations amounted to $11.8 million. As of March 31, 2010, we had an accumulated deficit of $146.9 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt. We have incurred negative cash flows and net losses since inception.
     On February 25, 2009, we completed the merger, in accordance with the terms of the Merger Agreement. At closing, Replidyne’s net assets, as calculated pursuant to the terms of the Merger Agreement, were approximately $36.6 million as adjusted.
     In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. At March 31, 2010, we maintained a margin loan with UBS Bank USA with maximum available borrowings, including interest, equal to the par value of auction rate securities held. At March 31, 2010, maximum available borrowings were $19.3 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan bears interest at variable rates that equal the lesser of (i) 30 day LIBOR plus 1.25% or (ii) the applicable reset rate, maximum auction rate or similar rate as specified in the prospectus or other documentation governing the pledged taxable student loan auction rate securities; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at March 31, 2010 was $19.2 million.
Silicon Valley Bank
     On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:
•	The $10.0 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, we amended a warrant previously granted to Silicon Valley Bank. The warrant provides an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of amendment. The balance outstanding on the term loan at March 31, 2010 was $10.0 million.

•	The $15.0 million line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2.5 million, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. There was no balance outstanding on the line of credit at March 31, 2010. The agreement provides that initially 50% of the outstanding principal balance of the $10.0 million term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at March 31, 2010.
     Prior to the amendment and restatement, our loan and security agreement with Silicon Valley Bank included a $3.0 million term loan, a $10.0 million accounts receivable line of credit, and a $5.5 million term loan that reduced the availability of funds on the accounts receivable line of credit.
     Borrowings from Silicon Valley Bank are secured by all of our assets, other than our auction rate securities. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
Partners for Growth
     On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG). The agreement provides that PFG will make loans to us up to $4.0 million. The agreement has a five-year maturity until April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part.
     Under the agreement, PFG provided us with an initial loan of $1,500,000 on April 15, 2010. In addition, for a period of one year until April 14, 2011, we may request additional proceeds from time to time, in minimum increments of $250,000, up to $4.0 million. After this period, we may only request additional proceeds (in increments of not less than $250,000) equal to the aggregate principal amount converted into our common stock through an optional conversion or mandatory conversion. At any time prior to the maturity date, PFG may at its option convert any amount into our common stock at the conversion price set forth in each note, which conversion price will be subject to adjustment upon certain events as provided in such note. The initial agreement has an initial conversion price of $5.43, which equaled the ten-day volume weighted average price per share of our common stock prior to the date of the agreement. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price.
     The loans are secured by certain assets including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles, investment property and certain other claims, rights and interests. PFG’s security interests are subject only to (a) the first security interests held by Silicon Valley Bank, except that PFG holds a first security interest in certain intellectual property, and (b) the liens of the Pearland Economic Development Corporation associated with our planned manufacturing facility in Pearland, Texas. The PFG loan and security agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG Loan and Security Agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
     In connection with the execution of the PFG loan and security agreement, we issued a warrant to PFG on April 14, 2010 which allows PFG to purchase 147,330 shares of our common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of our common stock prior to the date of the agreement. The warrant vests with respect to 50% on the issue date, and thereafter, vests pro rata from time to time according to a percentage equal to (a) the additional loans actually drawn until April 14, 2011, divided by (b) $2.5 million. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms.
     The reported changes in cash and cash equivalents and investments for the nine months ended March 31, 2010 and 2009 are summarized below.
     Cash and Cash Equivalents. Cash and cash equivalents was $23.6 million and $33.4 million at March 31, 2010 and June 30, 2009, respectively. This decrease is primarily attributable to net cash used in operations offset by net cash of $3.0 million received under an agreement to establish a manufacturing facility in Texas and proceeds from debt of $4.4 million.
     Investments. Investments were $16.3 million and $20.0 million at March 31, 2010 and June 30, 2009, respectively. Our investments include AAA rated auction rate securities issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our auction rate securities is supported by student loan assets that are guaranteed by the federal government under the FFELP.
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
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our auction rate securities (the “Rights”). The Rights permit us to require UBS to purchase our auction rate securities at par value, which is defined for this purpose as the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our auction rate securities at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our auction rates securities under the Rights. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. At March 31, 2010 and June 30, 2009, we have determined the fair value of our auction rate security rights to be $2.8 million. As long as we hold auction rate securities, they will continue to accrue interest as determined by the auction process or the terms of the auction rate securities if the auction process fails.
     Operating Activities. Net cash provided by (used in) operating activities was $(11.8) million and $(26.4) million for the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009, we had a net loss of

$19.5 million and $26.3 million, respectively. Changes in working capital accounts also contributed to the net cash provided by (used in) operating activities for the nine months ended March 31, 2010 and 2009. Significant changes in working capital during these periods included:
•	Cash (used in) accounts receivable of $(1.4) million and $(3.3) million during the nine months ended March 31, 2010 and 2009, respectively. The reduction in amount used between periods is due to lower revenue growth in fiscal year 2010.

•	Cash (used in) provided by inventories of $(1.2) million and $1.0 million during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, cash (used in) inventories was primarily due to the timing of inventory purchases and shipments. For the nine months ended March 31, 2009, cash provided by inventories was due to improved inventory management.

•	Cash provided by prepaid expenses and other current assets of $77,000 and $1.9 million during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, cash provided by prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures. For the nine months ended March 31, 2009, cash provided by prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and effect of the merger with Replidyne.

•	Cash provided by (used in) accounts payable of $192,000 and $(1.4) million during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009, cash provided by (used in) accounts payable was primarily due to timing of purchases, vendor payments, and effect of the merger with Replidyne.

•	Cash provided by (used in) accrued expenses and other liabilities of $2.9 million and $(1.0) million during the nine months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010, cash provided by accrued expenses and other liabilities was primarily due to receipt of $3.0 million in net cash under an agreement to establish a manufacturing facility in Texas. For the nine months ended March 31, 2009, cash provided by (used in) accrued expenses and other liabilities was primarily due to timing of payments and effect of the merger with Replidyne.
     Investing Activities. Net cash provided by investing activities was $2.6 million and $36.7 million for the nine months ended March 31, 2010 and 2009, respectively. Cash provided by investing activities primarily related to net cash acquired in the merger with Replidyne along with the redemption of certain auction rate securities, offset by purchases of property and equipment. Net cash provided by the merger with Replidyne was $37.8 million for the nine months ended March 31, 2009. Cash provided by the redemption of auction rate securities was $3.6 million for the nine months ended March 31, 2010. Purchases of property and equipment (used) cash of $(639,000) and $(750,000) for the nine months ended March 31, 2010 and 2009, respectively.
     Financing Activities. Net cash (used in) provided by financing activities was $(647,000) and $19.9 million in the nine months ended March 31, 2010 and 2009, respectively.
     Cash provided by financing activities during these periods included:
•	Proceeds from long-term debt of $4.4 million and $18.0 million during the nine months ended March 31, 2010 and 2009, respectively;

•	Proceeds from purchases under our employee stock purchase plan of $702,000 during the nine months ended March 31, 2010;

•	Exercise of stock options and warrants of $285,000 and $502,000 during the nine months ended March 31, 2010 and 2009, respectively;

•	Issuance of common stock warrants of $1.8 million during the nine months ended March 31, 2009; and

•	Issuance of convertible preferred stock warrants of $75,000 during the nine months ended March 31, 2009.
     Cash (used in) financing activities in these periods included:
•	Payment of deferred financing costs of $50,000 during the nine months ended March 31, 2010.

•	Payment of long-term debt of $(6.0) million and $(480,000) during the nine months ended March 31, 2010 and 2009, respectively.
     Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future revenue and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our revenue growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of March 31, 2010, we believe our current cash and cash equivalents and available debt capacity will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued further guidance regarding additional disclosures relating to fair value of transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. This guidance had no impact on our financial position, results of operations or cash flows.
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
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our product for coronary use; our expectation that our losses will continue but generally decline; our plans to continue to expand our sales and marketing efforts; the expected benefits of the Rights from UBS; our expectation of increased revenue, and selling, general and administrative expenses; the possibility of selling our products internationally in the future; our expectation that research and development expenses for the remainder of the fiscal year will be incurred at a slightly higher rate than for the three months ended March 31, 2010; our expectation that gross margin will stay fairly consistent; the sufficiency of our current and anticipated financial resources; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.
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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the Diamondback 360º; success of our clinical trials; competition from other devices; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; the sufficiency of UBS’s financial resources to purchase our auction rate securities; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 28, 2009. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds and U.S. government securities. Our cash and cash equivalents as of March 31, 2010 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS. Currently, affected securities of $16.4 million are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. For discussion of the related risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Investments.”
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and Item 1 (Legal Proceedings) in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009 and December 31, 2009.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     Under our loan and security agreement with Silicon Valley Bank we are required to maintain certain financial covenants. Period to the amendment and restatement of this agreement on March 29, 2010, we were not in compliance with one of the financial covenants for the month ended February 28, 2010, which would have constituted an event of default under the agreement and all amounts outstanding under the agreement would have been due to Silicon Valley Bank. However, Silicon Valley Bank waived this covenant for such period. The amount outstanding under the agreement with Silicon Valley Bank at February 28, 2010 was $5.9 million.
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010	CARDIOVASCULAR SYSTEMS, INC.
	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1	Loan and Security Agreement, dated March 29, 2010, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank.

10.2	Amended and Restated Warrant to Purchase Stock, dated March 29, 2010, issued by Cardiovascular Systems, Inc. to Silicon Valley Bank.

10.3	Loan and Security Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.4	Intellectual Property Security Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.5	Copyright Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.6	Domain Rights Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.7	Patent Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.8	Trademark Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.9	Letter Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.

10.10	Senior Convertible Promissory Note, dated April 14, 2010, issued by Cardiovascular Systems, Inc. to Partners for Growth III, L.P.

10.11	Warrant, dated April 14, 2010, issued by Cardiovascular Systems, Inc. to Partners for Growth III, L.P.

10.12†	Summary of Amendment to Fiscal 2010 Executive Officer Annual Cash Incentive Compensation.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory plan or agreement.