Form 10-Q
period 2010-12-31
Cardiovascular Systems Inc
filed 2011-02-11
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares outstanding of the registrant’s common stock as of February 11, 2011 was: Common Stock, $0.001 par value per share,16,189,044 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$22,540	$23,717
Accounts receivable, net	10,739	9,394
Inventories	4,321	4,319
Prepaid expenses and other current assets	1,036	1,048

Total current assets	38,636	38,478
Property and equipment, net	2,315	1,964
Patents, net	2,015	1,712
Debt conversion option and other assets	1,712	568

Total assets	$44,678	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,638	$2,302
Accounts payable	4,114	3,353
Deferred grant incentive	1,252	1,181
Accrued expenses	6,202	6,569

Total current liabilities	15,206	13,405

Long-term liabilities
Long-term debt, net of current maturities	10,004	8,985
Deferred grant incentive	1,911	2,208
Other liabilities	114	409

Total long-term liabilities	12,029	11,602

Total liabilities	27,235	25,007

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2010 and June 30, 2010; issued and outstanding 16,088,484 at December 31, 2010 and 15,148,549 at June 30, 2010, respectively	16	15
Additional paid in capital	163,595	157,718
Common stock warrants	11,413	11,305
Accumulated deficit	(157,581)	(151,323)

Total stockholders’ equity	17,443	17,715

Total liabilities and stockholders’ equity	$44,678	$42,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$18,756	$15,097	$36,921	$30,295
Cost of goods sold	3,972	3,515	8,113	7,003

Gross profit	14,784	11,582	28,808	23,292

Expenses
Selling, general and administrative	14,687	15,912	30,183	30,768
Research and development	2,114	2,181	4,536	4,962

Total expenses	16,801	18,093	34,719	35,730

Loss from operations	(2,017)	(6,511)	(5,911)	(12,438)

Interest and other income (expense), net	27	(274)	(347)	(547)

Net loss	$(1,990)	$(6,785)	$(6,258)	$(12,985)

Net loss per common share:
Basic and Diluted	$(0.13)	$(0.46)	$(0.40)	$(0.89)

Weighted average common shares used in computation:
Basic and Diluted	15,827,046	14,651,641	15,598,101	14,584,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(6,258)	$(12,985)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	308	255
(Recoveries) provision for doubtful accounts	(40)	27
Amortization of patents	29	24
Amortization of debt discount, net	9	144
Debt conversion and valuation of conversion options, net	(476)	—
Stock-based compensation	3,905	4,338
Other	250	—
Changes in assets and liabilities
Accounts receivable	(1,305)	(429)
Inventories	(2)	(679)
Prepaid expenses and other assets	86	(135)
Accounts payable	761	(1,741)
Accrued expenses and other liabilities	(721)	2,600

Net cash used in operations	(3,454)	(8,581)

Cash flows from investing activities
Expenditures for property and equipment	(659)	(320)
Sales of investments	—	250
Costs incurred in connection with patents	(332)	(290)

Net cash used in investing activities	(991)	(360)

Cash flows from financing activities
Proceeds from employee stock purchase plan	365	702
Exercise of stock options and warrants	—	285
Proceeds from long-term debt	3,500	—
Payments on long-term debt	(597)	(1,863)

Net cash provided by (used in) financing activities	3,268	(876)

Net change in cash and cash equivalents	(1,177)	(9,817)
Cash and cash equivalents
Beginning of period	23,717	33,411

End of period	$22,540	$23,594

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the six months ended December 31, 2010 and 2009)
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
2. Summary of Significant Accounting Policies
Interim Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures as required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 28, 2010. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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
Level 3 Inputs — unobservable inputs
     The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of December 31, 2010. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Trading
Securities
Balance at June 30, 2010	$388
Issuance of $3,500 convertible note	1,061
Change in conversion option valuation	751
Conversion of $1,500 convertible note	(594)

Balance at December 31, 2010	$1,606

     The conversion option is related to the loan and security agreement with Partners for Growth and has been included in debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the conversion option included various inputs including historical volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations.
     As of December 31, 2010, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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
Reclassifications
     Certain reclassifications have been made to the June 30, 2010 balance sheet to conform to December 31, 2010 presentation. These reclassifications had no effect on net loss or equity as previously reported.
3. Selected Consolidated Financial Statement Information
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At December 31, 2010 and June 30, 2010, respectively, inventories were comprised of the following:

	December 31,	June 30,
	2010	2010
Inventories
Raw materials	$1,254	$1,256
Work in process	321	282
Finished goods	2,746	2,781

	$4,321	$4,319

4. Debt

Loan and Security Agreement with Silicon Valley Bank
     On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:
•	The $10,000 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, the Company amended a warrant previously granted to Silicon Valley Bank. The warrants provide an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of amendment. The balance outstanding on the term loan at December 31, 2010 was $9,064, net of the unamortized discount associated with the warrants.

•	The $15,000 line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2,500, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10,000 term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at December 31, 2010.
     Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of December 31, 2010. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
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
     Under the agreement, PFG provided the Company with an initial loan of $1,500 (the initial loan) on April 15, 2010. During the three months ended December 31, 2010, PFG at its option converted the entire $1,500 (at par) into 276,243 shares of the Company’s common stock in accordance with the conversion terms set forth in the note for the initial loan. On December 3, 2010, PFG issued the Company an additional convertible note under the agreement of $3,500 (the new loan). At any time prior to the maturity date, PFG may at its option convert any amount of the new loan into shares of the Company’s common stock at $9.66, which equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. As a result of the conversion of the initial loan and the subsequent issuance of the new loan the Company has reflected a net benefit of $376 and $476 for the three and six months ended December 31, 2010, respectively, in interest and other income (expense) which represents the net effect of (i)

the write-off of the conversion option on the initial loan (ii) the write-off of the unamortized debt premium on the initial loan and (iii) the change in fair value of the conversion option on the new loan.
     On January 26, 2011, the Company drew the remaining $500 available under the PFG loan agreement, at a conversion price of $12.40, which equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the note.
     The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at December 31, 2010. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
     In connection with the execution of the PFG loan and security agreement, the Company issued a warrant to PFG on April 14, 2010, which allows PFG to purchase 147,330 shares of the Company’s common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the agreement. The warrant became fully vested upon the issuance of the $3,500 note. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms. The balance outstanding under the loan and security agreement at December 31, 2010 was $4,329, including the net unamortized premium associated with the warrants and Company conversion option.
     As of December 31, 2010, debt maturities were as follows:

Six months ending June 30, 2011	$1,852
2012	3,962
2013	3,588
2014	250
2015	3,500

Total	$13,152
Less: Current Maturities	(3,639)

Long-Term Debt (excluding net unamortized premium)	$9,513
Add: Net Unamortized Premium	491

Long-term debt	$10,004

5. Interest and Other Income (Expense), Net
     Interest and other income (expense), net includes the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest expense, net of premium amortization	$(338)	$(363)	$(803)	$(734)
Interest income	4	89	11	187
Change in fair value of conversion option	651	—	751	—
Net write-offs upon conversion (option and unamortized premium)	(275)	—	(275)	—
Other	(15)	—	(31)	—

Total	$27	$(274)	$(347)	$(547)

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
     Stock option activity for the six months ended December 31, 2010 is as follows:

		Weighted
	Number of	Average
	Options(a)	Exercise Price
Options outstanding at June 30, 2010	3,356,993	$10.49
Options forfeited or expired	(89,117)	$12.35

Options outstanding at December 31, 2010	3,267,876	$10.44

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
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
     The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the six months ended December 31, 2010 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2010	1,105,883	$7.69
Restricted stock awards granted	659,359	$4.83
Restricted stock awards forfeited	(101,703)	$6.72
Restricted stock awards vested	(295,969)	$5.07

Restricted stock awards outstanding at December 31, 2010	1,367,570	$6.25

7. Texas Production Facility
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
     The Job Creation Agreement also provides the Company with a net $1,275 award, of which $510 will be funded by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program. As of December 31, 2010, $340 has been received and the remaining $170 will be provided upon the hiring of the 55th full-time employee at the facility. The PEDC has committed, by resolution, to guarantee the award and will make payment to the Company for the remaining $765. As of December 31, 2010, $255 has been received. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.
     The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities will be reduced over a 60 month period and recorded as an offset to expenditures incurred using a systematic methodology that is intended to reduce the majority of the liabilities in the first 24 months of the agreement. As of December 31, 2010, $918 in expenses has reduced the deferred grant incentive liabilities, resulting in a remaining current liability of $1,252 and long-term liability of $1,911.
8. Commitment and Contingencies
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
     On October 27, 2010, the Company entered into a settlement agreement with the Plaintiffs. The agreement dismisses all claims and counterclaims in the legal proceeding between the two parties, with neither party admitting any liability or wrongdoing. Pursuant to the agreement, the Company paid ev3 $1,000, in the form of $750 cash and a $250 promissory note. The promissory note bears interest at 3.5% per annum, with principal and cumulative interest due and payable on or before January 1, 2014. The Company has received insurance proceeds of $500 related to the settlement, and has recorded a net expense of $500 in selling, general, and administrative expenses related to the settlement during the six months ended December 31, 2010. In addition, during the three months ended December 31, 2010, the Company received an additional $250 of insurance proceeds related to the reimbursement of out of pocket costs incurred related to this litigation.
9. Earnings Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator
Net loss	$(1,990)	$(6,785)	$(6,258)	$(12,985)
Denominator
Weighted average common shares — basic	15,827,046	14,651,641	15,598,101	14,584,242
Effect of dilutive stock options and warrants (a)(b)	—	—	—	—

Weighted average common shares outstanding — diluted	15,827,046	14,651,641	15,598,101	14,584,242

Net loss per common share — basic and diluted	$(0.13)	$(0.46)	$(0.40)	$(0.89)

(a)	At December 31, 2010 and 2009, 3,206,129 and 3,089,366 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)	At December 31, 2010 and 2009, 3,267,876 and 3,489,935 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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
     As of December 31, 2010, we had an accumulated deficit of $157.6 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory approvals. To date, we have financed our operations primarily through the private placement of equity securities, debt financing, and completion of the merger.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, investments, convertible debt, and stock-based compensation are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Revenues	$18,756	$15,097	24.2%	$36,921	$30,295	21.9%
Cost of goods sold	3,972	3,515	(13.0)	8,113	7,003	(15.9)

Gross profit	14,784	11,582	27.6	28,808	23,292	23.7

Expenses:
Selling, general and administrative	14,687	15,912	7.7	30,183	30,768	1.9
Research and development	2,114	2,181	3.1	4,536	4,962	8.6

Total expenses	16,801	18,093	7.1	34,719	35,730	2.8

Loss from operations	(2,017)	(6,511)	69.0	(5,911)	(12,438)	52.5

Interest and other income (expense), net	27	(274)	109.5	(347)	(547)	36.4

Net loss	(1,990)	(6,785)	70.7	(6,258)	(12,985)	51.8

Comparison of Three Months Ended December 31, 2010 with Three Months Ended December 31, 2009
     Revenues. Revenues increased by $3.7 million, or 24.2%, from $15.1 million for the three months ended December 31, 2009 to $18.8 million for the three months ended December 31, 2010. This increase was attributable to a $3.1 million, or 22.9%, increase in sales of Diamondback Systems as a result of an increased customer base; and a $600,000, or 34.3%, increase in sales of supplemental products and other revenue as a result of new products and an increased customer base. Supplemental products include our Viper product line and distribution partner products. Currently, all of our revenues are in the United States; however, we may potentially sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, and generate clinical data.
     Cost of Goods Sold. Cost of goods sold increased by $457,000, or 13.0%, from $3.5 million for the three months ended December 31, 2009 to $4.0 million for the three months ended December 31, 2010. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. As a percentage of revenue, cost of goods sold improved from 23.3% during the three months ended December 31, 2009 to 21.2% during the three months ended December 31, 2010 as a result of manufacturing efficiencies and product cost reductions. Cost of goods sold for the three months ended December 31, 2010 and 2009 includes $91,000 and $148,000, respectively, for stock-based compensation. We expect that the gross margin will stay fairly consistent in the future as sales volumes increase, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $1.2 million, or 7.7%, from $15.9 million for the three months ended December 31, 2009 to $14.7 million for the three months ended December 31, 2010. The primary reason for the decrease was reduced selling expenses due to operating efficiencies and effective cost management .

Selling, general and administrative expenses for the three months ended December 31, 2010 and 2009 includes $1.5 million and $1.7 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing organization to further commercialize our products, but at a rate less than revenue growth.
     Research and Development Expenses. Research and development expenses decreased by $67,000, or 3.1%, from $2.2 million for the three months ended December 31, 2009 to $2.1 million for the three months ended December 31, 2010. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the Diamondback Systems, shaft designs, crown designs, and clinical trials. The reduction in these expenses was primarily due to receipt of a $488,000 grant from the Qualifying Therapeutic Discovery Project program of the Internal Revenue Service; however, its favorable effect was partially offset by higher product development expenses .Research and development expenses for the three months ended December 31, 2010 and 2009 includes $346,000 and $295,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur research and development expenses in future quarters at amounts similar to the average quarterly rate for the six months ended December 31, 2010. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.
     Interest and Other Income (Expense), Net. Interest and other income (expense), net increased by $301,000, from expense of $(274,000) for the three months ended December 31, 2009 to income of $27,000 for the three months ended December 31, 2010. The primary reasons for the increase included $376,000 related to a net adjustment associated with the outstanding convertible debt and the conversion of the $1.5 PFG million loan, as well as a $85,000 decrease in interest income as a result of the auction rate securities being redeemed by the issuers or repurchased by UBS AG at par value on or prior to June 30, 2010.
Comparison of Six Months Ended December 31, 2010 with Six months Ended December 31, 2009
     Revenues. Revenues increased by $6.6 million, or 21.9%, from $30.3 million for the six months ended December 31, 2009 to $36.9 million for the six months ended December 31, 2010. This increase was attributable to a $5.5 million, or 20.3%, increase in sales of Diamondback Systems as a result of an increased customer base; and a $1.1 million, or 34.6%, increase in sales of supplemental products and other revenue as a result of new products and an increased customer base. Supplemental products include our Viper product line and distribution partner products.
     Cost of Goods Sold. Cost of goods sold increased by $1.1 million, or 15.9%, from $7.0 million for the six months ended December 31, 2009 to $8.1 million for the six months ended December 31, 2010. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. As a percentage of revenue, cost of goods sold improved from 23.1% during the six months ended December 31, 2009 to 22.0% during the six months ended December 31, 2010 as a result of manufacturing efficiencies and product cost reductions. Cost of goods sold for the six months ended December 31, 2010 and 2009 includes $368,000 and $277,000, respectively, for stock-based compensation.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $586,000, or 1.9%, from $30.8 million for the six months ended December 31, 2009 to $30.2 million for the six months ended December 31, 2010. The primary reason for the decrease was reduced selling expenses due to operating efficiencies and effective cost management. Selling, general and administrative expenses for the six months ended December 31, 2010 and 2009 includes $2.9 million and $3.5 million, respectively, for stock-based compensation.
     Research and Development Expenses. Research and development expenses decreased by $426,000, or 8.6%, from $5.0 million for the six months ended December 31, 2009 to $4.5 million for the six months ended December 31, 2010. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the Diamondback Systems, shaft designs, crown designs, and clinical trials. The reduction in these expenses was primarily due to receipt of a $488,000 grant from the Qualifying Therapeutic Discovery Project program of the Internal Revenue Service. Research and development expenses for the six months ended December 31, 2010 and 2009 includes $661,000 and $576,000, respectively, for stock-based compensation.
     Interest and Other Income (Expense), Net. Interest and other income (expense), net increased by $200,000, from expense of $(547,000) for the six months ended December 31, 2009 to expense of $(347,000) for the six months ended December 31, 2010. The primary reasons for the increase included $476,000 related to a net adjustment associated with the outstanding convertible debt and the conversion of the $1.5 million PFG loan, a $176,000 decrease in interest income as a result of the auction rate securities being redeemed by the issuers or repurchased by UBS AG at par value on or prior to June 30, 2010, and a $69,000 increase in interest expense as a result of additional debt facilities outstanding.
NON-GAAP FINANCIAL INFORMATION
     To supplement our consolidated condensed financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six months Ended December 31,
	2010	2009
Loss from operations	$(5,911)	$(12,438)
Add: Stock-based compensation	3,905	4,338
Add: Depreciation and amortization	337	279

Adjusted EBITDA	$(1,669)	$(7,821)

     The improvement in Adjusted EBITDA of $6.2 million, or 78.7%, is primarily the result of improvement in the loss from operations. The loss from operations was significantly impacted by increases in revenue and gross margin, and a decrease in operating expenses, as discussed above.
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
LIQUIDITY AND CAPITAL RESOURCES
     We had cash and cash equivalents of $22.5 million and $23.7 million at December 31, 2010 and June 30, 2010, respectively. During the six months ended December 31, 2010, net cash used in operations amounted to $3.5 million. As of December 31, 2010, we have an accumulated deficit of $157.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.
     Loan and Security Agreement with Silicon Valley Bank
     On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:
•	The $10.0 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, we amended a warrant previously granted to Silicon Valley Bank. The warrant provides an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of the amendment. The balance outstanding on the term loan at December 31, 2010 was $9.1 million, net of the unamortized discount associated with the warrants.

•	The $15.0 million line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2.5 million, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10.0 million term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at December 31, 2010.
     Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants as of December 31, 2010. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
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
     Under the agreement, PFG provided us with an initial loan of $1.5 million (the initial loan) on April 15, 2010. During the three months ended December 31, 2010, PFG at its option converted the entire $1.5 million (at par) into 276,243 shares of our common stock in accordance with the conversion terms set forth in the note for the initial loan. On December 3, 2010, PFG issued to us an additional convertible note under the agreement of $3.5 million (the new loan). At any time prior to the maturity date, PFG may at its option convert any amount of the new loan into shares of our common stock at $9.66, which equaled the ten-day volume weighted average price per share of our common stock prior to the date of the note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. As a result of the conversion of the initial loan and the subsequent issuance of the new loan, we have reflected a net benefit of $371,000 and $364,000 for the three and six months ended December 31, 2010, respectively, in interest and other income (expense) which represents (i) the write-off of the conversion option on the initial loan (ii) the write-off of the unamortized debt premium on the initial loan and (iii) the change in fair value of the conversion option on the new loan.
     On January 26, 2011, we drew the remaining $500,000 available under the PFG loan agreement, at a conversion price of $12.40,which equaled the ten-day volume weighted average price per share of our common stock prior to the date of the note.
     The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of December 31, 2010. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
     In connection with the execution of the PFG loan and security agreement, we issued a warrant to PFG on April 14, 2010, which allows PFG to purchase 147,330 shares of our common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of our common stock prior to the date of the agreement. The warrant became fully vested upon the issuance of the $3.5 million note. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms. The balance outstanding under the loan and security agreement at December 31, 2010 was $4.3 million, including the unamortized premium associated with the warrants and our conversion option.
     Cash and Cash Equivalents. Cash and cash equivalents was $22.5 million at December 31, 2010 and $23.7 million at June 30, 2010. The decrease is primarily attributable to net cash used in operating activities and investing activities, partially offset by proceeds from long-term debt during the six months ended December 31, 2010.
     Operating Activities. Net cash used in operating activities improved 59.7% to $3.5 million from $8.6 million for the six months ended December 31, 2010 and, 2009, respectively. For the six months ended December 31, 2010 and 2009, we had a net loss of $6.3 million and $13.0 million, respectively. Changes in working capital accounts reduced operating cash flow in both periods. Significant changes in working capital during these periods included:
•	Cash (used in) accounts receivable of $(1.3) million and $(429,000) during the six months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010, cash (used in) accounts receivable was primarily due to timing and growth of revenue, and a receivable of $510,000 representing additional grants for the Texas facility. For the six months ended December 31, 2009, cash used in accounts receivable was due to lower revenues and timing of shipments.
•	Cash (used in) inventories of $(2,000) and $(679,000) during the six months ended December 31, 2010 and 2009, respectively. For both periods, cash (used in) inventories were primarily due to the timing of inventory purchases and sales.

•	Cash provided by (used in) prepaid expenses and other current assets of $86,000 and $(135,000) during the six months ended December 31, 2010 and 2009, respectively. For both periods, cash provided by (used in) prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•	Cash provided by (used in) accounts payable of $761,000 and $(1.7) million during the six months ended December 31, 2010 and 2009, respectively. For both periods, cash provided by (used in) accounts payable was due to timing of purchases and vendor payments.

•	Cash (used in) provided by accrued expenses and other liabilities of $(721,000) and $2.6 million during the six months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010, cash provided by accrued expenses and other liabilities was primarily due to timing of payments. For the six months ended December 31, 2009, cash provided by accrued expenses and other liabilities was primarily due to receipt of $3.0 million in net cash under an agreement to establish a manufacturing facility in Texas.
     Investing Activities. Net cash (used in) investing activities was $(991,000) and $(360,000) for the six months ended December 31, 2010 and 2009, respectively. For both periods cash (used in) investing activities related to the purchase of property and equipment and patents. Purchases of property and equipment and patents used cash of $(991,000) and $(610,000) for the six months ended December 31, 2010 and 2009, respectively. The increase in cash used for property and equipment was primarily related to capital investment in our manufacturing facility in Texas. For the six months ended December 31, 2009, we also sold investments in the amount of $250,000.
     Financing Activities. Net cash provided by (used in) financing activities was $3.3 million and $(876,000) in the six months ended December 31, 2010 and December 31,2009, respectively. Cash provided by financing activities during this period included:
•	Proceeds from purchases under our employee stock purchase plan of $365,000 and $702,000 during the six months ended December 31, 2010 and 2009, respectively.

•	Proceeds from the exercise of stock options and warrants of $285,000 during the six months ended December 31, 2009.

•	Proceeds from long-term debt of $3.5 million during the six months ending December 31, 2010.
Cash (used in) financing activities in these periods included:
•	Payments on long-term debt of $(597,000) and $(1.9) million during the six months ended December 31, 2010 and 2009, respectively.
     Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, and market and regulatory developments. As of December 31, 2010, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our product for coronary use; our expectation that our losses will continue but generally decline; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin will stay fairly consistent; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts similar to the average quarterly rate for the six months ended December 31, 2010; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2010 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
     On October 27, 2010, we entered into a settlement agreement with ev3, Inc., ev3 Endovascular, Inc., FoxHollow Technologies, Inc., Tyco Healthcare Group LP d/b/a Covidien. The agreement dismisses all claims and counterclaims in the legal proceeding between the two parties, with neither party admitting any liability or wrongdoing. Pursuant to the agreement, we paid ev3 $1,000,000, in the form of $750,000 cash and a $250,000 promissory note. The promissory note bears interest at 3.5% per annum, with principal and cumulative interest due and payable on or before January 1, 2014. We received insurance proceeds of $500,000 related to the settlement, and recorded a net expense of $500,000 in selling, general, and administrative expenses related to the settlement during the six months ended December 31, 2010.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 2, 2010, we issued 9,208 shares of our common stock to Partners for Growth III, L.P. (“PFG”) in connection with PFG’s election to convert $1.5 million of convertible debt initially issued pursuant to the terms of the loan agreement described at Part I, Item 2 under the heading “Loan and Security Agreement with Partners for Growth.” We issued the shares pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2011	CARDIOVASCULAR SYSTEMS, INC.
	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1†	Summary of Fiscal Year 2011 Executive Officer Annual Cash Incentive Compensation Plan.(1)

10.2	Settlement Agreement among ev3, Inc., ev3 Endovascular, Inc., FoxHollow Technologies, Inc., Tyco Healthcare Group LP d/b/a Covidien, Cardiovascular Systems, Inc., Aaron Lew, Paul Tyska, Sean Collins, David Gardner, Michael Micheli, Kevin Moore, Steve Pringle, Jason Proffitt, Thadd Taylor and Rene Treanor-Sarria, dated October 29, 2010.(1)

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.