Form 10-Q
period 2011-03-31
Cardiovascular Systems Inc
filed 2011-05-13
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 11, 2011 was: Common Stock, $0.001 par value per share, 16,218,170 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$18,618	$23,717
Accounts receivable, net	13,342	9,394
Inventories	4,865	4,319
Prepaid expenses and other current assets	727	1,048

Total current assets	37,552	38,478
Property and equipment, net	2,220	1,964
Patents, net	2,192	1,712
Debt conversion option and other assets	1,762	568

Total assets	$43,726	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,723	$2,302
Accounts payable	4,488	3,353
Deferred grant incentive	717	1,181
Accrued expenses	6,519	6,569

Total current liabilities	15,447	13,405

Long-term liabilities
Long-term debt, net of current maturities	9,598	8,985
Deferred grant incentive	1,741	2,208
Other liabilities	112	409

Total long-term liabilities	11,451	11,602

Total liabilities	26,898	25,007

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2011 and June 30, 2010; issued and outstanding 16,154,321 at March 31, 2011 and 15,148,549 at June 30, 2010, respectively	16	15
Additional paid in capital	165,469	157,718
Common stock warrants	11,308	11,305
Accumulated deficit	(159,965)	(151,323)

Total stockholders’ equity	16,828	17,715

Total liabilities and stockholders’ equity	$43,726	$42,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$20,152	$16,519	$57,073	$46,814
Cost of goods sold	3,949	3,847	12,063	10,850

Gross profit	16,203	12,672	45,010	35,964

Expenses
Selling, general and administrative	16,415	16,382	46,597	47,150
Research and development	1,780	2,459	6,316	7,421

Total expenses	18,195	18,841	52,913	54,571

Loss from operations	(1,992)	(6,169)	(7,903)	(18,607)

Interest and other, net	(392)	(349)	(739)	(896)

Net loss	$(2,384)	$(6,518)	$(8,642)	$(19,503)

Net loss per common share:
Basic and Diluted	$(0.15)	$(0.44)	$(0.55)	$(1.33)

Weighted average common shares used in computation:
Basic and Diluted	16,146,667	14,878,859	15,778,287	14,681,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(8,642)	$(19,503)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	476	399
Provision for doubtful accounts	26	77
Amortization of patents	42	36
Amortization of (premium) discount, net	(7)	216
Debt conversion and valuation of conversion options, net	(415)	—
Stock-based compensation	5,221	6,460
Other	250	—
Changes in assets and liabilities
Accounts receivable	(3,974)	(1,404)
Inventories	(546)	(1,193)
Prepaid expenses and other assets	395	77
Accounts payable	1,135	192
Accrued expenses and other liabilities	(1,111)	2,872

Net cash used in operations	(7,150)	(11,771)

Cash flows from investing activities
Expenditures for property and equipment	(732)	(639)
Sales of investments	—	3,625
Costs incurred in connection with patents	(522)	(377)

Net cash (used in) provided by investing activities	(1,254)	2,609

Cash flows from financing activities
Proceeds from employee stock purchase plan	365	702
Payment of deferred financing costs	—	(50)
Exercise of stock options and warrants	453	285
Proceeds from long-term debt	4,000	4,411
Payments on long-term debt	(1,513)	(6,045)

Net cash provided by (used in) financing activities	3,305	(697)

Net change in cash and cash equivalents	(5,099)	(9,859)
Cash and cash equivalents
Beginning of period	23,717	33,411

End of period	$18,618	$23,552

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the nine months ended March 31, 2011 and 2010)
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
     The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s primary products, the Diamondback 360° PAD System, the Diamondback Predator 360° PAD System, and the Stealth 360° PAD System are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. Prior to the merger, Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products.
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
     The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of March 31, 2011. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2010	$388
Issuance of $4,000 in convertible notes	1,172
Change in conversion option valuation	690
Conversion of $1,500 convertible note	(594)

Balance at March 31, 2011	$1,656

     The fair value of the conversion option is related to the loan and security agreement with Partners for Growth (described in Note 4) and has been included in debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the conversion option included various inputs including historical volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment.
     As of March 31, 2011, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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
   Reclassifications
     Certain reclassifications have been made to the June 30, 2010 balance sheet to conform to March 31, 2011 presentation. These reclassifications had no effect on net loss or stockholders’ equity as previously reported.
3. Selected Consolidated Financial Statement Information
   Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At March 31, 2011 and June 30, 2010, respectively, inventories were comprised of the following:

	March 31,	June 30,
	2011	2010
Inventories
Raw materials	$1,849	$1,256
Work in process	807	282
Finished goods	2,209	2,781

	$4,865	$4,319

4. Debt
   Loan and Security Agreement with Silicon Valley Bank
          On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:
•	The $10,000 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first nine months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, the Company amended a warrant previously granted to Silicon Valley Bank. The warrant provides an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of amendment. The balance outstanding on the term loan at March 31, 2011 and June 30, 2010 was $8,184 and $9,588, respectively, net of the unamortized discount associated with the warrant.

•	The $15,000 line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2,500, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10,000 term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at March 31, 2011 or June 30, 2010.
          Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of March 31, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
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
               Under the agreement, PFG provided the Company with an initial loan of $1,500 (the initial loan) on April 15, 2010. During the three months ended December 31, 2010, PFG at its option converted the entire $1,500 (at par) into 276,243 shares of the Company’s common stock in accordance with the conversion terms set forth in the note for the initial loan. On December 3, 2010, and January 26, 2011, the Company issued PFG additional convertible notes under the agreement of $3,500 and $500, respectively (the new loans). At any time prior to the maturity date, PFG may at its option convert any amount of the new loans into shares of the Company’s common stock at $9.66 or $12.40 per share, respectively, which equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. As a result of the conversion of the initial loan and the subsequent issuance of the new loans the Company has reflected a net (expense) benefit of $(61) and $415 for the three and nine months ended March 31, 2011, respectively, in interest and other income (expense) which represents the net effect of (i) the write-off of the conversion option on the initial loan, (ii) the write-off of the unamortized debt premium on the initial loan and (iii) the change in fair value of the conversion options on the new loans.
               The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at March 31, 2011. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
               In connection with the execution of the PFG loan and security agreement, the Company issued a warrant to PFG on April 14, 2010, which allows PFG to purchase 147,330 shares of the Company’s common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of the Company’s common stock prior to the date of the agreement. The warrant became fully vested upon the issuance of the $3,500 note. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms. The balance outstanding under the loan and security agreement at March 31, 2011 was $4,887 including the net unamortized premium associated with the warrant and Company’s conversion option.
As of March 31, 2011, debt maturities were as follows:

Three months ending June 30, 2011	$934
2012	3,962
2013	3,589
2014	250
2015	4,000

Total	$12,735
Less: Current Maturities	(3,723)

Long-Term Debt (excluding net unamortized premium)	$9,012
Add: Net Unamortized Premium	586

Long-term debt	$9,598

5. Interest and Other, Net
     Interest and other, net, includes the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest expense, net of premium amortization	$(319)	$(341)	$(1,122)	$(1,075)
Interest income	2	58	13	245
Change in fair value of conversion option	(61)	—	690	—
Net write-offs upon conversion (option and unamortized premium)	—	—	(275)	—
Other	(14)	(66)	(45)	(66)

Total	$(392)	$(349)	$(739)	$(896)

6. Stock Options and Restricted Stock Awards
     The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors; and a 1991 Stock Option Plan (the “1991 Plan”) and a 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the execution of the 2003 Plan no additional options are available for grant under the 1991 Plan. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan, but with the approval of the 2007 Plan no additional options are available for grant under the 2003 Plan. The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. The amended 2007 Plan includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year ending on July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the board of directors. On July 1, 2010, the number of shares available for grant was increased by 757,427 under the 2007 Plan renewal provision. The Company also maintains the 2006 Equity Incentive Plan (the “2006 Plan”), relating to Replidyne activity prior to the merger in February 2009. A total of 794,641 shares were originally reserved under the 2006 Plan, but effective with the merger no additional options will be granted under it.
     All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally based upon the market price for the Company’s common stock on the date of grant. In addition, the Company has granted nonqualified stock options to a director outside of the Plans.
     Stock option activity for the nine months ended March 31, 2011 is as follows:

		Weighted
	Number of	Average
	Options(a)	Exercise Price
Options outstanding at June 30, 2010	3,356,993	$10.49
Options exercised	(54,777)	$8.26
Options forfeited or expired	(105,292)	$12.32

Options outstanding at March 31, 2011	3,196,924	$10.47

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
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
     The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the nine months ended March 31, 2011 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2010	1,105,883	$7.69
Restricted stock awards granted	712,959	$5.36
Restricted stock awards forfeited	(151,524)	$7.28
Restricted stock awards vested	(355,203)	$6.00

Restricted stock awards outstanding at March 31, 2011	1,312,115	$6.22

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
     The Job Creation Agreement also provides the Company with a net $1,275 award, of which $510 will be funded by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program. As of March 31, 2011, $340 has been received and the remaining $170 will be provided upon the hiring of the 55th full-time employee at the facility. The PEDC has committed, by resolution, to guarantee the award and will make payment to the Company for the remaining $765. As of March 31, 2011, $255 has been received. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.
     The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities will be reduced over a 60 month period and recorded as an offset to expenditures incurred using a systematic methodology that is intended to reduce the majority of the liabilities in the first 24 months of the agreement. As of March 31, 2011, $1,622 in expenses has reduced the deferred grant incentive liabilities, resulting in a remaining current liability of $717 and long-term liability of $1,741.
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
     On October 27, 2010, the Company entered into a settlement agreement with the Plaintiffs. The agreement dismisses all claims and counterclaims in the legal proceeding between the two parties, with neither party admitting any liability or wrongdoing. Pursuant to the agreement, the Company paid ev3 $1,000, in the form of $750 cash and a $250 promissory note. The promissory note bears interest at 3.5% per annum, with principal and cumulative interest due and payable on or before January 1, 2014. The Company has received insurance proceeds of $500 related to the settlement, and has recorded a net expense of $500 in selling, general, and administrative expenses related to the settlement during the nine months ended March 31, 2011. In addition, during the nine months ended March 31, 2011, the Company received an additional $250 of insurance proceeds related to the reimbursement of out-of-pocket costs incurred related to this litigation.

9. Earnings Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator
Net loss	$(2,384)	$(6,518)	$(8,642)	$(19,503)
Denominator
Weighted average common shares — basic	16,146,667	14,878,859	15,778,287	14,681,014
Effect of dilutive stock options and warrants (a)(b)	—	—	—	—

Weighted average common shares outstanding — diluted	16,146,667	14,878,859	15,778,287	14,681,014

Net loss per common share — basic and diluted	$(0.15)	$(0.44)	$(0.55)	$(1.33)

(a)	At March 31, 2011 and 2010, 3,176,497 and 3,089,366 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)	At March 31, 2011 and 2010, 3,196,924 and 3,529,421 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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
OVERVIEW
     We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our primary products, the Diamondback 360° PAD System (the “Diamondback 360°”), the Diamondback Predator 360° PAD System (the “Predator 360°”), and the Stealth 360° PAD System (the “Stealth 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We also are pursuing approval of our products for coronary use. We refer to the Diamondback 360°, the Predator 360°, and the Stealth 360° collectively in this report as the “Diamondback Systems.”
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
In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We were granted 510(k) clearance of the Predator 360° in March 2009 and the Stealth 360° in March 2011. We commenced a limited market release of the Stealth 360° following this 510(k) clearance. We expect to continue this limited release through the first quarter of fiscal 2012, ending September 30, 2011, after which we plan to begin a broader commercial launch. We market the Diamondback Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the single-use catheter used in the Diamondback Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. A control unit and guidewires are purchased from third-party suppliers.
     As of March 31, 2011, we had an accumulated deficit of $160.0 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory approvals. To date, we have financed our operations primarily through the private placement of equity securities, debt financing, and completion of the merger.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
          Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to allowance for doubtful accounts, excess and obsolete inventory, investments, convertible debt, and stock-based compensation are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percent			Percent
	2011	2010	Change	2011	2010	Change
Revenues	$20,152	$16,519	22.0%	$57,073	$46,814	21.9%
Cost of goods sold	3,949	3,847	2.7	12,063	10,850	11.2

Gross profit	16,203	12,672	27.9	45,010	35,964	25.2

Expenses:
Selling, general and administrative	16,415	16,382	0.2	46,597	47,150	1.2
Research and development	1,780	2,459	(27.6)	6,316	7,421	(14.9)

Total expenses	18,195	18,841	(3.4)	52,913	54,571	(3.0)

Loss from operations	(1,992)	(6,169)	(67.7)	(7,903)	(18,607)	(57.5)

Interest and other expense, net	(392)	(349)	12.3	(739)	(896)	17.5

Net loss	(2,384)	(6,518)	63.4	(8,642)	(19,503)	55.7

Comparison of Three Months Ended March 31, 2011 with Three Months Ended March 31, 2010
          Revenues. Revenues increased by $3.6 million, or 22.0%, from $16.5 million for the three months ended March 31, 2010 to $20.2 million for the three months ended March 31, 2011. This increase was attributable to a $3.2 million, or 21.7%, increase in sales of Diamondback Systems as a result of an increased customer base; and a $483,000, or 23.8%, increase in sales of supplemental products and other revenue as a result of an increased customer base. Supplemental products include our Viper product line and distribution partner products. Currently, all of our revenues are in the United States; however, we may potentially sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, and generate clinical data.
          Cost of Goods Sold. Cost of goods sold increased by $102,000, or 2.7%, from $3.8 million for the three months ended March 31, 2010 to $3.9 million for the three months ended March 31, 2011. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. As a percentage of revenue, cost of goods sold improved from 23.3% during the three months ended March 31, 2010 to 19.6% during the three months ended March 31, 2011 as a result of manufacturing efficiencies, product cost reductions, and the shipment of fewer control units. Cost of goods sold for the three months ended March 31, 2011 and 2010 includes $75,000 and $157,000, respectively, for stock-based compensation. We expect that the gross margin will stay fairly consistent in the future as sales volumes increase, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $33,000, or 0.2%, resulting in $16.4 million for the three months ended March 31, 2010 and March 31, 2011. The increase primarily related to the building of our sales team, partially offset by operational efficiencies and cost management. Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 includes $1.4 million and $1.7 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing organization to further commercialize our products, but at a rate less than revenue growth.
          Research and Development Expenses. Research and development expenses decreased by $679,000, or 27.6%, from $2.5 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the Diamondback Systems, shaft designs, crown designs, and to clinical trials. The reduction in these expenses was primarily due to lower product development expenses as a result of Stealth 360° FDA clearance and product launch, estimated refundable state research and development tax credits, and lower stock compensation. Research and development expenses were favorably affected during the three months ended March 31, 2011 by a $201,000 benefit relating to the forfeiture of stock awards. Research and development expenses for the three months ended March 31, 2010 includes $300,000 for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur research and development expenses in future quarters at amounts higher than the average quarterly rate for the nine months ended March 31, 2011. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.
          Interest and Other Expense, Net. Interest and other expense, net, increased by $43,000, from $349,000 for the three months ended March 31, 2010 to $392,000 for the three months ended March 31, 2011. The primary reason for the increase was a valuation adjustment related to the debt conversion option associated with outstanding convertible debt.
Comparison of Nine Months Ended March 31, 2011 with Nine Months Ended March 31, 2010
          Revenues. Revenues increased by $10.3 million, or 21.9%, from $46.8 million for the nine months ended March 31, 2010 to $57.1 million for the nine months ended March 31, 2011. This increase was attributable to an $8.6 million, or 20.8%, increase in sales of Diamondback Systems as a result of an increased customer base; and a $1.6 million, or 30.4%, increase in sales of supplemental products and other revenue as a result of new products and an increased customer base. Supplemental products include our Viper product line and distribution partner products.
          Cost of Goods Sold. Cost of goods sold increased by $1.2 million, or 11.2%, from $10.9 million for the nine months ended March 31, 2010 to $12.1 million for the nine months ended March 31, 2011. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. As a percentage of revenue, cost of goods sold improved from 23.2% during the nine months ended March 31, 2010 to 21.1% during the nine months ended March 31, 2011 as a result of manufacturing efficiencies, product cost reductions, and the shipment of fewer control units. Cost of goods sold for the nine months ended March 31, 2011 and 2010 includes $268,000 and $434,000, respectively, for stock-based compensation.
          Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $553,000, or 1.2%, from $47.2 million for the nine months ended March 31, 2010 to $46.6 million for the nine months ended March 31, 2011. The primary reasons for the change include reduced selling expenses due to operating efficiencies and effective cost management, and decreased stock-based compensation. The nine months ended March 31, 2011 and 2010 includes $4.5 million and $5.2 million, respectively, for stock-based compensation.
          Research and Development Expenses. Research and development expenses decreased by $1.1 million or 14.9%, from $7.4 million for the nine months ended March 31, 2010 to $6.3 million for the nine months ended March 31, 2011. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the Diamondback Systems, shaft designs, crown designs, and to clinical trials. The reduction in these expenses was primarily due to lower stock-based compensation, lower product development expenses, estimated refundable state research and development tax credits, and the receipt of a $488,000 grant from the Qualifying Therapeutic Discovery Project program of the Internal Revenue Service. Research and development expenses for the nine months ended March 31, 2011 and 2010 include $459,000 and $876,000, respectively, for stock-based compensation. The significant decrease in stock-based compensation is related to the forfeiture of stock awards.

          Interest and Other Expense, Net. Interest and other expense, net, decreased $157,000, from expense of $896,000 for the nine months ended March 31, 2010 to expense of $739,000 for the nine months ended March 31, 2011. The primary reasons for the decrease included $415,000 related to a net valuation adjustment associated with the outstanding convertible debt and the conversion of the $1.5 million PFG loan, partially offset by a $232,000 decrease in interest income as a result of the auction rate securities being redeemed by the issuers or repurchased by UBS AG at par value on or prior to June 30, 2010, and a $47,000 increase in interest expense as a result of additional debt facilities outstanding.
NON-GAAP FINANCIAL INFORMATION
               To supplement our consolidated condensed financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine months Ended March 31,
	2011	2010
Loss from operations	$(7,903)	$(18,607)
Add: Stock-based compensation	5,221	6,460
Add: Depreciation and amortization	518	435

Adjusted EBITDA	$(2,164)	$(11,712)

               The improvement in Adjusted EBITDA of $9.5 million, or 81.5%, is primarily the result of improvement in the loss from operations. The loss from operations was significantly impacted by increases in revenue and gross margin, and a decrease in operating expenses, as discussed above.
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
               The following is an explanation of each of the items that management excluded from Adjusted EBITDA and the reasons for excluding each of these individual items:
•	Stock-based compensation. We exclude stock-based compensation expense from our non-GAAP financial measures primarily because such expense, while constituting an ongoing and recurring expense, is not an expense that requires cash settlement. Our management also believes that excluding this item from our non-GAAP results is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance, liquidity and ability to make additional investments in the company, and it allows for greater transparency to certain line items in our financial statements.

•	Depreciation and amortization expense. We exclude depreciation and amortization expense from our non-GAAP financial measures primarily because such expenses, while constituting ongoing and recurring expenses, are not expenses that require cash settlement and are not used by our management to assess the core profitability of our business operations. Our management also believes that excluding these items from our non-GAAP results is useful to investors to understand our operational performance,

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
LIQUIDITY AND CAPITAL RESOURCES
          We had cash and cash equivalents of $18.6 million and $23.7 million at March 31, 2011 and June 30, 2010, respectively. During the nine months ended March 31, 2011, net cash used in operations amounted to $7.2 million. As of March 31, 2011, we have an accumulated deficit of $160.0 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.
Loan and Security Agreement with Silicon Valley Bank
               On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:
•	The $10.0 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first nine months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. In connection with entering into the agreement, we amended a warrant previously granted to Silicon Valley Bank. The warrant provides an option to purchase 8,493 shares of common stock at an exercise price of $5.48 per share. This warrant is immediately exercisable and expires ten years after the date of the amendment. The balance outstanding on the term loan at March 31, 2011 was $8.2 million, net of the unamortized discount associated with the warrant.

•	The $15.0 million line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2.5 million, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10.0 million term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at March 31, 2011.

          Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants as of March 31, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
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
               Under the agreement, PFG provided us with an initial loan of $1.5 million (the initial loan) on April 15, 2010. During the three months ended December 31, 2010, PFG at its option converted the entire $1.5 million (at par) into 276,243 shares of our common stock in accordance with the conversion terms set forth in the note for the initial loan. On December 3, 2010, and January 26, 2011, we issued to PFG additional convertible notes under the agreement of $3.5 million and $500,000, respectively (the new loans). At any time prior to the maturity date, PFG may at its option convert any amount of the new loans into shares of our common stock at $9.66 or $12.40 per share, respectively, which equaled the ten-day volume weighted average price per share of our common stock prior to the date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. As a result of the conversion of the initial loan and the subsequent issuance of the new loans we have reflected a net (expense) benefit of $(61,000) and $415,000 for the three and nine months ended March 31, 2011, respectively, in interest and other income (expense) which represents the net effect of (i) the write-off of the conversion option on the initial loan, (ii) the write-off of the unamortized debt premium on the initial loan and (iii) the change in fair value of the conversion option on the new loans.
               The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of March 31, 2011. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
               In connection with the execution of the PFG loan and security agreement, we issued a warrant to PFG on April 14, 2010, which allows PFG to purchase 147,330 shares of our common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of our common stock prior to the date of the agreement. The warrant became fully vested upon the issuance of the $3.5 million note. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with the terms. The balance outstanding under the loan and security agreement at March 31, 2011 was $4.9 million, including the unamortized premium associated with the warrants and our conversion option.
               Cash and Cash Equivalents. Cash and cash equivalents was $18.6 million at March 31, 2011 and $23.7 million at June 30, 2010. The decrease is primarily attributable to net cash used in operating activities and investing activities, partially offset by net proceeds from long-term debt, the exercise of stock options and warrants, and proceeds from the employee stock purchase plan during the nine months ended March 31, 2011.
          Operating Activities. Net cash used in operating activities improved 39.3% to $7.2 million for the nine months ended March 31, 2011 from $11.8 million for the nine months ended March 31, 2010. For the nine months ended March 31, 2011 and 2010, we had a net loss of $8.6 million and $19.5 million, respectively. Changes in working capital accounts reduced operating cash flow in both periods. Significant changes in working capital during these periods included:

•	Cash (used in) accounts receivable of $(4.0) million and $(1.4) million during the nine months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011, cash (used in) accounts receivable was primarily due to timing and growth of revenue, and a receivable of $510,000 representing additional grants for the Texas facility. For the nine months ended March 31, 2010, cash used in accounts receivable was due to lower revenues and timing of shipments.

•	Cash (used in) inventories of $(546,000) and $(1.2) million during the nine months ended March 31, 2011 and 2010, respectively. For both periods, cash (used in) inventories were primarily due to the timing of inventory purchases and sales.

•	Cash provided by prepaid expenses and other current assets of $395,000 and $77,000 during the nine months ended March 31, 2011 and 2010, respectively. For both periods, cash provided by prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•	Cash provided by accounts payable of $1.1 million and $192,000 during the nine months ended March 31, 2011 and 2010, respectively. For both periods, cash provided by accounts payable was due to timing of purchases and vendor payments.

•	Cash (used in) provided by accrued expenses and other liabilities of $(1.1) million and $2.9 million during the nine months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011, cash (used in) accrued expenses and other liabilities were primarily due to timing of payments. For the nine months ended March 31, 2010, cash provided by accrued expenses and other liabilities was primarily due to receipt of $3.0 million in net cash under an agreement to establish a manufacturing facility in Texas.
             Investing Activities. Net cash (used in) provided by investing activities was $(1.3) million and $2.6 million for the nine months ended March 31, 2011 and 2010, respectively. Net cash provided by investing activities during the nine months ended March 31, 2010, was primarily related to $3.6 million in the redemption or sale of auction rate securities. For both periods net cash (used in) provided by investing activities was impacted by the purchase of property and equipment and patents. Purchases of property and equipment and patents used cash of $(1.3) million and $(1.0) million for the nine months ended March 31, 2011 and 2010, respectively.
          Financing Activities. Net cash provided by (used in) financing activities was $3.3 million and $(697,000) in the nine months ended March 31, 2011 and March 31, 2010, respectively. Cash provided by financing activities during this period included:
•	Proceeds from purchases under our employee stock purchase plan of $365,000 and $702,000 during the nine months ended March 31, 2011 and 2010, respectively.

•	Proceeds from the exercise of stock options and warrants of $453,000 and $285,000 during the nine months ended March 31, 2011 and 2010, respectively.

•	Proceeds from long-term debt of $4.0 million and $4.4 million during the nine months ending March 31, 2011 and 2010, respectively.
Cash (used in) financing activities in these periods included:
•	Payments on long-term debt of $(1.5) million and $(6.0) million during the nine months ended March 31, 2011 and 2010, respectively.

•	Payment of deferred financing costs of $50,000 during the nine months ended March 31, 2010.
          Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, and market and regulatory developments. As of March 31, 2011, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
PRIVATE SECURITIES LITIGATION REFORM ACT
               The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our product for coronary use; the expected broader commercial launch of the Stealth 360°; our expectation that our losses will continue but generally decline; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin will stay fairly consistent; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than the average quarterly rate for the nine months ended March 31, 2011; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months.
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
               These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the Diamondback Systems; the reluctance of physicians to accept new products; success of our clinical trials; competition from other devices; the effectiveness of the Stealth 360°; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty to successfully manage operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 28, 2010. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2011 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, and Part II, Item 1 (Legal Proceedings) of the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 and December 31, 2010.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2010 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:
Delays in gaining FDA clearance of the new lubricant used in our Viperslide product could adversely affect sales of the Diamondback Systems.
     On April 4, 2011, we entered into a five-year supply agreement with Fresenius Kabi AB, pursuant to which Fresenius will manufacture and serve as a single-source supplier of the Company’s ViperSlide® lubricant through March 2016. ViperSlide is a lubricant essential to the use of the Diamondback Systems. We will need clearance from the FDA before we can sell this lubricant to our customers. We anticipate that we will receive FDA clearance for the new lubricant prior to the time that we exhaust our current supply of lubricant from our prior supplier. The FDA clearance process, however, can be unpredictable and delays can occur. If we do not receive FDA clearance of the new lubricant in a timely manner and there is an interruption in our lubricant supplies, we will not be able to provide our customers with Viperslide, which would limit the sales and use of the Diamondback Systems. Accordingly, extended delays in FDA clearance could materially adversely affect our financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Between November 1, 2010 and December 14, 2010, we issued to Partners for Growth III, L.P. (“PFG”) an aggregate of 276,243 shares of common stock as a result of PFG’s election to convert its initial $1,500,000 loan to the Company into shares of the Company’s common stock in accordance with the conversion terms set forth in the note for the initial loan. We issued the shares pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). PFG represented that it is an accredited investor.
     On December 3, 2010 and January 26, 2011, we issued to PFG senior convertible promissory notes with principal amounts of $3.5 million and $500,000, respectively, pursuant to the terms of the loan agreement described at Part I, Item 2 under the heading “Loan and Security Agreement with Partners for Growth.” At any time prior to the maturity date of April 15, 2015, PFG may at its option convert any amount of the notes into shares of our common stock at the rate of $9.66 or $12.40 per share, respectively, which equals the ten-day volume weighted average price per share of our common stock prior to the dates of the notes. We issued the notes pursuant to Rule 506 of Regulation D promulgated under the Securities Act. PFG represented that it is an accredited investor.
     During our fiscal quarter ended March 31, 2011, we issued an aggregate of 7,280 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire an aggregate of 28,500 shares at an exercise price of $8.83 per share. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2011	CARDIOVASCULAR SYSTEMS, INC.
	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description
10.1*+	Supply Agreement between Cardiovascular Systems, Inc. and Fresenius Kabi AB, dated April 4, 2011.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.