Form 10-Q
period 2011-09-30
Cardiovascular Systems Inc
filed 2011-11-08
CIK 1180145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No. 000-52082

CARDIOVASCULAR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 41-1698056
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

651 Campus Drive

St. Paul, Minnesota 55112-3495

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (651) 259-1600

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2011 was: Common Stock, $0.001 par value per share, 17,809,332 shares.

Cardiovascular Systems, Inc.

Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, except per share and share amounts)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$22,676	$21,159
Accounts receivable, net	11,762	13,254
Inventories	7,055	5,818
Prepaid expenses and other current assets	1,212	797

Total current assets	42,705	41,028
Property and equipment, net	2,271	2,383
Patents, net	2,422	2,314
Debt conversion option and other assets	906	1,033

Total assets	$48,304	$46,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,905	$3,813
Accounts payable	5,203	5,181
Deferred grant incentive	647	647
Accrued expenses	5,340	5,545

Total current liabilities	15,095	15,186

Long-term liabilities
Long-term debt, net of current maturities	8,443	8,331
Deferred grant incentive	1,315	1,497
Other liabilities	106	109

Total long-term liabilities	9,864	9,937

Total liabilities	24,959	25,123

Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2011 and June 30, 2011; issued and outstanding 17,742,535 at September 30, 2011 and 16,987,068 at June 30, 2011, respectively	18	17
Additional paid in capital	180,487	174,157
Common stock warrants	9,147	9,909
Accumulated deficit	(166,307)	(162,448)

Total stockholders’ equity	23,345	21,635

Total liabilities and stockholders’ equity	$48,304	$46,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues	$18,660	$18,165
Cost of goods sold	4,346	4,141

Gross profit	14,314	14,024

Expenses
Selling, general and administrative	15,350	15,496
Research and development	2,064	2,422

Total expenses	17,414	17,918

Loss from operations	(3,100)	(3,894)
Interest and other, net	(759)	(374)

Net loss	$(3,859)	$(4,268)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.28)

Weighted average common shares used in computation:
Basic and diluted	17,486,941	15,369,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,859)	$(4,268)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	221	164
Amortization of (premium) discount, net	(6)	67
Debt conversion and valuation of conversion options, net	386	—
Stock-based compensation	1,456	1,989
Other	—	250
Changes in assets and liabilities
Accounts receivable	1,492	(1,185)
Inventories	(1,237)	(137)
Prepaid expenses and other assets	(119)	(326)
Accounts payable	22	1,685
Accrued expenses and other liabilities	(390)	370

Net cash used in operations	(2,034)	(1,391)

Cash flows from investing activities
Expenditures for property and equipment	(96)	(200)
Costs incurred in connection with patents	(121)	(120)

Net cash used in investing activities	(217)	(320)

Cash flows from financing activities
Exercise of stock options and warrants	3,225	—
Proceeds from the issuance of long-term debt	1,500	—
Payments on long-term debt	(957)	—

Net cash provided by financing activities	3,768	—

Net change in cash and cash equivalents	1,517	(1,711)
Cash and cash equivalents
Beginning of period	21,159	23,717

End of period	$22,676	$22,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three months ended September 30, 2011 and 2010)

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

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s primary products, the Diamondback 360° PAD System, the Predator 360° PAD System, and the Stealth 360° PAD System, are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. Prior to the merger, Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing innovative anti-infective products.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 12, 2011. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Fair Value of Financial Instruments

The Company has adopted fair value guidance issued by the Financial Accounting Standards Board (“FASB”), which provides a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.

The fair value guidance classifies inputs into the following hierarchy:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of September 30, 2011. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2011	$925
Issuance of $1,500 in convertible notes	295
Change in conversion option valuation	(204)
Conversion of $500 convertible note	(182)

Balance at September 30, 2011	$834

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

As of September 30, 2011, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.

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

At September 30, 2011 and June 30, 2011, respectively, inventories were comprised of the following:

	September 30, 2011	June 30, 2011
Inventories
Raw materials	$2,825	$2,705
Work in process	497	640
Finished goods	3,733	2,473

	$7,055	$5,818

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•

The $10,000 term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2011 was $6,368, net of the unamortized discount associated with the warrant.

•

The $15,000 line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2,500, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10,000 term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at September 30, 2011.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of September 30, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG). The agreement provides that PFG will make loans to the Company up to $4,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. On August 23, 2011, the loan and security agreement was amended to provide that PFG will make loans to the Company up to $5,000, for an increase of $1,000. All other terms of the original agreement remain the same.

As of September 30, 2011, PFG has provided the Company the following three loans totaling $5,000 that are outstanding: (i) a $3,500 loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1,000 loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. During the three months ended September 30, 2011, PFG, at its option, converted a $500 loan (at par) into 40,323 shares of the Company’s common stock in accordance with the conversion terms set forth in the agreement. The Company has reflected a net expense of $386 for the three months ended September 30, 2011 as a component of interest and other, net on the accompanying statement of operations, which represents the net effect of (i) the write-off of the conversion option on the converted loan, (ii) the write-off of the unamortized debt premium on the converted loan and (iii) the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at September 30, 2011 was $5,730, including the net unamortized premium associated with Company’s conversion options and a related beneficial conversion feature.

The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at September 30, 2011. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

As of September 30, 2011, debt maturities were as follows:

Nine months ending June 30, 2012	$3,006
2013	3,589
2014	250
2015	5,000

Total	$11,845
Less: Current Maturities	(3,905)

Long-Term Debt (excluding net unamortized premium)	$7,940
Add: Net Unamortized Premium	503

Long-term debt	$8,443

5. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended September 30
	2011	2010
Interest expense, net of premium amortization	$(344)	$(365)
Interest income	1	7
Change in fair value of conversion option	(204)	—
Net write-offs upon conversion (option and unamortized premium)	(182)	—
Other	(30)	(16)

Total	$(759)	$(374)

6. Stock Options and Restricted Stock Awards

The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), which was assumed from CSI-MN, under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors; and also in connection with the merger the Company assumed options and restricted stock awards granted by CSI-MN under its 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the approval of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan, but with the approval of the 2007 Plan no additional options will be granted under it.

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

All options are fully vested. Vested options must be exercised at or within 90 days of termination to avoid forfeiture. The Company determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, was recognized as expense on a straight-line basis over the options’ vesting periods.

Stock option activity for the three months ended September 30, 2011 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2011	3,070,999	$10.54
Options exercised	(161,156)	$9.83
Options forfeited or expired	—	$—

Options outstanding at September 30, 2011	2,909,843	$10.58

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the three months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2011	1,198,207	$6.39
Restricted stock awards granted	385,628	$13.86
Restricted stock awards forfeited	(66,725)	$6.80
Restricted stock awards vested	(364,338)	$14.40

Restricted stock awards outstanding at September 30, 2011	1,152,772	$8.76

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

The Company and the PEDC previously entered into a Corporate Job Creation Agreement dated June 17, 2009 (the “Job Creation Agreement”). The Job Creation Agreement provided the Company with $2,975 in net cash incentive funds. The Company believes it will be able to comply with the conditions specified in the Job Creation Agreement. The PEDC will provide the Company with an additional $1,700 of net cash incentive funds in the following amounts and upon achievement of the following milestones:

•	$1,020, upon the hiring of the 75th full-time employee at the facility; and

•	$680, upon the hiring of the 125th full-time employee at the facility.

In order to retain all of the cash incentives, beginning one year and 90 days after the commencement date, the Company must not have fewer than 25 full-time employees at the facility for more than 120 consecutive days. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the agreement. The Company will not have any reimbursement requirements after 60 months from the effective date of the agreement. As of September 30, 2011, the Company was in compliance with all minimum requirements under the agreement.

The Job Creation Agreement also provides the Company with a net $1,275 award, of which $510 will be funded by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program. As of September 30, 2011, $340 has been received and the remaining $170 will be provided upon the hiring of the 55th full-time employee at the facility. The PEDC has committed, by resolution, to guarantee the award and will make payment to the Company for the remaining $765. As of September 30, 2011, $510 has been received. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities will be reduced over a 60 month period and recorded as an offset to expenditures incurred using a systematic methodology that is intended to reduce the majority of the liabilities in the first 24 months of the agreement. As of September 30, 2011, $2,118 in cumulative expenses has reduced the deferred grant incentive liabilities, resulting in a remaining current liability of $647 and long-term liability of $1,315.

8. Commitment and Contingencies

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

9. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended September 30,
	2011	2010
Numerator
Net loss	$(3,859)	$(4,268)
Denominator
Weighted average common shares — basic	17,486,941	15,369,157
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—

Weighted average common shares outstanding — diluted	17,486,941	15,369,157

Net loss per common share — basic and diluted	$(0.22)	$(0.28)

(a)	At September 30, 2011 and 2010, 2,380,846 and 3,239,922 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(b)	At September 30, 2011 and 2010, 2,909,843 and 3,305,402 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(c)	At September 30, 2011 and 2010, 363,794 and 276,243 additional shares of common stock are issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our primary products, the Diamondback 360° PAD System (the “Diamondback 360°”), the Diamondback Predator 360° PAD System (the “Predator 360°”), and the Stealth 360° PAD System (the “Stealth 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We also are pursuing approval of our products for coronary use. We refer to the Diamondback 360°, the Predator 360°, and the Stealth 360° collectively in this report as the “PAD Systems.”

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

From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the FDA. We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to peripheral artery disease, or PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We were granted 510(k) clearance of the Predator 360° in March 2009 and Stealth 360° in March 2011. We commenced a limited market release of the Stealth 360° following this 510(k) clearance and plan to begin a broader commercial launch in the second half of fiscal 2012. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump used with our Stealth 360° product and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. The control unit and guidewires are purchased from third-party suppliers.

As of September 30, 2011, we had an accumulated deficit of $166.3 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory submissions. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, debt conversion option, and stock-based compensation are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
($ in thousands)	2011	2010	Percent Change
Revenues	$18,660	$18,165	2.7%
Cost of goods sold	4,346	4,141	5.0

Gross profit	14,314	14,024	2.1

Expenses: Selling, general and administrative	15,350	15,496	(0.9)
Research and development	2,064	2,422	(14.8)

Total expenses	17,414	17,918	(2.8)

Loss from operations	(3,100)	(3,894)	(20.4)
Interest and other expense, net	(759)	(374)	102.9

Net loss	(3,859)	(4,268)	(9.6)

Comparison of Three Months Ended September 30, 2011 with Three Months Ended September 30, 2010

Revenues. Revenues increased by $495,000, or 2.7%, from $18.2 million for the three months ended September 30, 2010 to $18.7 million for the three months ended September 30, 2011. This increase was attributable to a $485,000, or 3.0%, increase in sales of PAD Systems. The sales of supplemental products and other revenue remained consistent. Supplemental products include our Viper product line and distribution partner products. Revenue for the three months ended September 30, 2011 was impacted by several factors, primarily high customer demand for conversion to the new Stealth 360° PAD System and movement by some high-volume physicians from hospitals to office-based labs. Both of these developments consumed selling time and temporarily delayed sales as purchases transitioned between sites and product lines. The impact was heightened by changes made in sales and marketing to position us to scale for high revenue growth in the future, and by a general softness in PAD procedures.

Currently, all of our revenues are in the United States; however, we may potentially sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, and generate clinical data.

Cost of Goods Sold. Cost of goods sold increased by $205,000 or 5.0%, from $4.1 million for the three months ended September 30, 2010 to $4.3 million for the three months ended September 30, 2011. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. Cost of goods sold for the three months ended September 30, 2011 and 2010 includes $81,000 and $102,000 respectively, for stock-based compensation. We expect that the gross margin will stay fairly consistent in the future, although quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances. In addition, the ramp up of our second manufacturing facility in Texas for additional production capacity has temporarily increased production costs, but we expect it will enhance efficiencies over time.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $146,000, or 0.9%, from $15.5 million for the three months ended September 30, 2010 to $15.4 million for the three months ended September 30, 2011. The primary reason for the decrease was a net settlement charge of $500,000 related to our lawsuit with ev3 Inc., ev3 Endovascular, Inc. and FoxHollow Technologies, Inc. for the three months ended September 30, 2010. This decrease was partially offset by increased expenses relating to the building of our sales organization, along with additional education programs. Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 includes $1.3 million and $1.6 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing organization to further commercialize our products, but at a rate less than revenue growth on an annual basis. Fluctuations from these expectations could occur based on the timing of expenditures.

Research and Development Expenses. Research and development expenses decreased by $358,000, or 14.8%, from $2.4 million for the three months ended September 30, 2010 to $2.1 million for the three months ended September 30, 2011. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The reduction in these expenses related to the decreased numbers and sizes of development projects, as well as the timing of those projects. Research and development expenses for the three months ended September 30, 2011 and 2010 includes $108,000 and $315,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur increased quarterly research and development expenses throughout the remainder of fiscal year 2012, as compared to the three months ended September 30, 2011. Fluctuations from these expectations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other Expense, net. Interest and other expense increased by $385,000, from $374,000 for the three months ended September 30, 2010 to $759,000 for the three months ended September 30, 2011. This increase resulted primarily from $386,000 in expense related to the (i) the write-off of the conversion option on the converted loan (ii) the write-off of the unamortized debt premium on the converted loan and (iii) the change in fair value of the conversion options on all loans.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2011	2010
Loss from operations	$(3,100)	$(3,894)
Add: Stock-based compensation	1,456	1,989
Add: Depreciation and amortization	221	164

Adjusted EBITDA	$(1,423)	$(1,741)

The improvement in Adjusted EBITDA of $318,000, or 18.3%, is primarily the result of improvement in the loss from operations. The loss from operations was impacted by increases in revenue and gross profit, and a decrease in operating expenses, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $22.7 million and $21.2 million at September 30, 2011 and June 30, 2011, respectively. During the three months ended September 30, 2011, net cash used in operations amounted to $2.0 million. As of September 30, 2011, we had an accumulated deficit of $166.3 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement includes a $10.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•

The $10.0 million term loan has a fixed interest rate of 9.0% and a final payment amount equal to 1.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2011 was $6.4 million, net of the unamortized discount associated with the warrant.

•

The $15.0 million line of credit has a two year maturity and a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2.5 million, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that initially 50% of the outstanding principal balance of the $10.0 million term loan reduces available borrowings under the line of credit. Upon the achievement of certain financial covenants, the amount reducing available borrowings will be reduced to zero. There was not an outstanding balance on the line of credit at September 30, 2011.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants as of September 30, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”). The agreement provides that PFG will make loans to us up to $4.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. On August 23, 2011, the loan and security agreement was amended to provide that PFG will make loans to us up to $5.0 million, for an increase of $1.0 million. All other terms of the original agreement remain the same.

As of September 30, 2011, PFG has provided us the following three loans totaling $5.0 million that are outstanding: (i) a $3.5 million loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500,000 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1.0 million loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. During the three months ended September 30, 2011, PFG, at its option, converted a $500,000 loan (at par) into 40,323 shares of our common stock in accordance with the conversion terms set forth in the agreement. As a result of the various note issuances and conversions, we have reflected a net expense of $386,000 for the three months ended September 30, 2011 as a component of interest and other, net on the accompanying statement of operations, which represents the net effect of (i) the write-off of the conversion option on the converted loan, (ii) the write-off of the unamortized debt premium on the converted loan and (iii) the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at September 30, 2011 was $5.7 million, including the net unamortized premium associated with our conversion options and a related beneficial conversion feature.

The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of September 30, 2011. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

In connection with the execution of the PFG loan and security agreement, we issued a warrant to PFG on April 14, 2010, which allows PFG to purchase 147,330 shares of our common stock at a price per share of $5.43, which price was based on the ten-day volume weighted average price per share of our common stock prior to the date of the agreement. The warrant was exercised in June 2011.

Cash and Cash Equivalents. Cash and cash equivalents were $22.7 million at September 30, 2011 and $21.2 million at June 30, 2011. The increase is primarily attributable to net cash provided by financing activities during the three months ended September 30, 2011.

Operating Activities. Net cash used in operating activities was $2.0 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, we had a net loss of $3.9 million and $4.3 million, respectively. Significant changes in working capital during these periods included:

•

Cash provided by (used in) accounts receivable of $1.5 million and $(1.2) million during the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, cash provided by accounts receivable was primarily due to a decline of revenue from the fourth quarter of fiscal 2011. For the three months ended September 30, 2010, cash used in accounts receivable was primarily due to a receivable for estimated insurance proceeds associated with the ev3 lawsuit settlement of $500,000, and a receivable of $510,000 representing additional grants for the Texas facility.

•

Cash used in inventories of $1.2 million and $137,000 during the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, cash used in inventories was primarily due to the addition of the Stealth 360° product line, and the timing of inventory purchases and sales. For the three months ended September 30, 2010, cash used in inventories was primarily due to the timing of inventory purchases and sales.

•

Cash used in prepaid expenses and other current assets of $119,000 and $326,000 during the three months ended September 30, 2011 and 2010, respectively. For both periods, cash used in prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•

Cash provided by accounts payable of $22,000 and $1.7 million during the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, cash provided by accounts payable was due to timing of purchases and vendor payments. For the three months ended September 30, 2010, cash provided by accounts payable was due to timing of purchases, vendor payments, and a $750,000 payable to ev3 as part of the lawsuit settlement.

•

Cash (used in) provided by accrued expenses and other liabilities of ($390,000) and $370,000 during the three months ended September 30, 2011 and 2010, respectively. For both periods, cash (used in) provided by accrued expenses and other liabilities was primarily due to amount and timing of payments.

Investing Activities. Net cash used in investing activities was $(217,000) and $(320,000) for the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, cash used in investing activities entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $3.8 million in the three months ended September 30, 2011. Cash provided by financing activities in this period included:

•	exercise of stock options and warrants of $3.2 million.

•	Proceeds from long-term debt of $1.5 million.

Cash used in financing activities in this period included:

•	Payment of long-term debt of $957,000.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, and market and regulatory developments. As of September 30, 2011, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our products for coronary use; the future impact of recent accounting pronouncements; expected compliance with the conditions specified in our Job Creation Agreement; expected outcomes of litigation; the expected broader commercial launch of the Stealth 360°; our expectation that our losses will continue but generally decline; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin will stay fairly consistent; our expectations regarding enhanced efficiencies from our new production facility; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than the average quarterly rate for the three months ended September 30, 2011; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD Systems; the reluctance of physicians to accept new products; success of our clinical trials; competition from other devices; the effectiveness of the Stealth 360°; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty to successfully manage operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 12, 2011. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2011 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As provided in Part I, Item 3 to our annual report on Form 10-K for the year ended June 30, 2011, Lela Nadirashvili filed a writ to dismiss our patent lawsuit in Switzerland based on res judicata and collateral estoppel. Her motion to dismiss was denied on September 30, 2011.

Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Annual Report on Form 10-K for the year ended June  30, 2011.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our fiscal quarter ended September 30, 2011, we had one additional cashless exercise of unregistered warrants not disclosed on the Company’s reports on Form 8-K. On August 18, 2011, we issued 263 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire 745 shares at an exercise price of $8.83 per share. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011	CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

CARDIOVASCULAR SYSTEMS, INC.

FORM 10-Q

Exhibit No.	Description

10.1+	Amendment dated effective November 1, 2011 to Purchasing Agreement with Healthtrust Purchasing Group, L.P.

10.2	Modification No. 1 dated August 23, 2011 to Loan and Security Agreement with Partners for Growth III, L.P.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

+	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.