Form 10-Q
period 2011-12-29
Cardiovascular Systems Inc
filed 2012-02-09
CIK 1180145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of February 3, 2012 was: Common Stock, $0.001 par value per share, 18,002,967 shares.

Cardiovascular Systems, Inc.

Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, except per share and share amounts)

(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$24,558	$21,159
Accounts receivable, net	12,460	13,254
Inventories	7,963	5,818
Prepaid expenses and other current assets	1,413	797

Total current assets	46,394	41,028
Property and equipment, net	2,388	2,383
Patents, net	2,499	2,314
Debt conversion option and other assets	726	1,033

Total assets	$52,007	$46,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,337	$3,813
Accounts payable	5,633	5,181
Deferred grant incentive	995	647
Accrued expenses	5,300	5,545

Total current liabilities	14,265	15,186

Long-term liabilities
Long-term debt, net of current maturities	15,403	8,331
Deferred grant incentive	336	1,497
Other liabilities	103	109

Total long-term liabilities	15,842	9,937

Total liabilities	30,107	25,123

Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2011 and June 30, 2011; issued and outstanding 17,895,650 at December 31, 2011 and 16,987,068 at June 30, 2011, respectively	18	17
Additional paid in capital	182,835	174,157
Common stock warrants	9,489	9,909
Accumulated deficit	(170,442)	(162,448)

Total stockholders’ equity	21,900	21,635

Total liabilities and stockholders’ equity	$52,007	$46,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$19,718	$18,756	$38,378	$36,921
Cost of goods sold	4,560	3,972	8,906	8,113

Gross profit	15,158	14,784	29,472	28,808

Expenses
Selling, general and administrative	15,733	14,687	31,083	30,183
Research and development	3,084	2,114	5,148	4,536

Total expenses	18,817	16,801	36,231	34,719

Loss from operations	(3,659)	(2,017)	(6,759)	(5,911)
Interest and other, net	(476)	27	(1,235)	(347)

Net loss	$(4,135)	$(1,990)	$(7,994)	$(6,258)

Net loss per common share:
Basic and Diluted	$(0.23)	$(0.13)	$(0.45)	$(0.40)

Weighted average common shares used in computation:
Basic and Diluted	17,781,326	15,827,046	17,634,134	15,598,101

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cardiovascular Systems, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(7,994)	$(6,258)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	448	337
Amortization of (premium) discount, net	(21)	9
Provision for doubtful accounts	(30)	(40)
Debt conversion and valuation of conversion options, net	566	(476)
Stock-based compensation	2,719	3,905
Other	—	250
Changes in assets and liabilities
Accounts receivable	824	(1,305)
Inventories	(2,145)	(2)
Prepaid expenses and other assets	53	86
Accounts payable	452	761
Accrued expenses and other liabilities	(1,064)	(721)

Net cash used in operations	(6,192)	(3,454)

Cash flows from investing activities
Expenditures for property and equipment	(426)	(659)
Costs incurred in connection with patents	(212)	(332)

Net cash used in investing activities	(638)	(991)

Cash flows from financing activities
Proceeds related to stock based compensation plans	4,279	365
Proceeds from the issuance of long-term debt	7,885	3,500
Payments on long-term debt	(1,935)	(597)

Net cash provided by financing activities	10,229	3,268

Net change in cash and cash equivalents	3,399	(1,177)
Cash and cash equivalents
Beginning of period	21,159	23,717

End of period	$24,558	$22,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the six months ended December 31, 2011 and 2010)

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 12, 2011. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

The fair value guidance classifies inputs into the following hierarchy:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of December 31, 2011. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2011	$925
Issuance of $1,500 in convertible notes	295
Change in conversion option valuation	(384)
Conversion of $500 convertible note	(182)

Balance at December 31, 2011	$654

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

As of December 31, 2011, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance became effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its consolidated financial statements following adoption.

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

3. Selected Consolidated Financial Statement Information

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation.

At December 31, 2011 and June 30, 2011, respectively, inventories were comprised of the following:

	December 31, 2011	June 30, 2011
Inventories
Raw materials	$3,539	$2,705
Work in process	622	640
Finished goods	3,802	2,473

	$7,963	$5,818

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•

The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2011 was $11,811. The unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan and other fees paid to the lender will be amortized over the 36 month maturity period. This transaction is being accounted for as a debt modification.

•

The $15,000 line of credit expires March 31, 2014 and has a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2,500, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that upon the achievement of certain financial covenants, the amount reducing available borrowings will be zero, however, if certain financial covenants are not met, 75% of the outstanding principal balance of the $12,000 term loan reduces available borrowings under the line of credit. There was not an outstanding balance on the line of credit at December 31, 2011.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of December 31, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG). The agreement, as amended, provides that PFG will make loans to the Company up to $4,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. On August 23, 2011, the loan and security agreement was amended to provide that PFG will make loans to the Company up to $5,000. All other terms of the original agreement remain the same. On December 27, 2011, the loan and security agreement, as amended, raises the total amount of indebtedness that the Company may accrue under the term loan portion of the amended and restated loan and security agreement with Silicon Valley Bank, as amended, from $10,000 to $12,000.

As of December 31, 2011, PFG has provided the Company the following three loans totaling $5,000 that are outstanding: (i) a $3,500 loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1,000 loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. During the six months ended December 31, 2011, PFG, at its option, converted a $500 loan (at par) into 40,323 shares of the Company’s common stock in accordance with the conversion terms set forth in the agreement. The Company has reflected a net expense of $566 for the six months ended December 31, 2011 as a component of interest and other, net on the accompanying statement of operations, which represents the net effect of (i) the write-off of the conversion option on the converted loan, (ii) the write-off of the unamortized debt premium on the converted loan and (iii) the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at December 31, 2011 was $5,679. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender will be amortized over the remaining maturity period.

The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at December 31, 2011. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

As of December 31, 2011, debt maturities were as follows:

Six months ending June 30, 2012	$—
2013	4,800
2014	5,050
2015	7,400

Total	$17,250
Less: Current Maturities	(2,337)

Long-Term Debt (excluding net unamortized premium)	$14,913
Add: Net Unamortized Premium	490

Long-term debt	$15,403

5. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest expense, net of premium amortization	$(279)	$(338)	$(623)	$(803)
Interest income	1	4	2	11
Change in fair value of conversion option	(180)	651	(384)	751
Net write-offs upon conversion (option and unamortized premium)	—	(275)	(182)	(275)
Other	(18)	(15)	(48)	(31)

Total	$(476)	$27	$(1,235)	$(347)

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

Stock option activity for the six months ended December 31, 2011 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2011	3,070,999	$10.54
Options exercised	(206,446)	$9.54
Options forfeited or expired	—	$—

Options outstanding at December 31, 2011	2,864,553	$10.62

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the six months ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2011	1,198,207	$6.39
Restricted stock awards granted	464,128	$12.87
Restricted stock awards forfeited	(118,598)	$7.12
Restricted stock awards vested	(410,180)	$13.73

Restricted stock awards outstanding at December 31, 2011	1,133,557	$8.85

7. Texas Production Facility

Effective on September 9, 2009, the Company entered into an agreement with the Pearland Economic Development Corporation (the “PEDC”) for the construction and lease of an approximately 46,000 square foot production facility located in Pearland, Texas. The facility primarily serves as an additional manufacturing location for the Company.

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

In order to retain all of the cash incentives, beginning one year and 90 days after the commencement date, the Company must not have a planned reduction in the number of employees, resulting in fewer than 25 full-time employees at the facility for more than 120 consecutive days. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the agreement. The Company will not have any reimbursement requirements after 60 months from the effective date of the agreement. As of December 31, 2011, the Company was in compliance with all minimum requirements under the agreement.

The Job Creation Agreement also provides the Company with a net $1,275 award, of which $510 will be funded by a grant from the State of Texas for which the Company has applied through the Texas Enterprise Fund program. As of December 31, 2011, $340 has been received and the remaining $170 will be provided upon the hiring of the 55th full-time employee at the facility. The PEDC has committed, by resolution, to guarantee the award and will make payment to the Company for the remaining $765. As of December 31, 2011, $510 has been received. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities will be reduced over a 60 month period and recorded as an offset to expenditures incurred using a systematic methodology that is intended to reduce the majority of the liabilities in the first 24 months of the agreement. As of December 31, 2011, $2,749 in cumulative expenses has reduced the deferred grant incentive liabilities, resulting in a remaining current liability of $995 and long-term liability of $336.

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

9. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator
Net loss	(4,135)	$(1,990)	$(7,994)	$(6,258)
Denominator
Weighted average common shares — basic	17,781,326	15,827,046	17,634,134	15,598,101
Effect of dilutive stock options and warrants (a)(b)(c)	—	—	—	—

Weighted average common shares outstanding — diluted	17,781,326	15,827,046	17,634,134	15,598,101

Net loss per common share — basic and diluted	$(0.23)	$(0.13)	$(0.45)	$(0.40)

(a)	At December 31, 2011 and 2010, 2,438,784 and 3,211,425 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(b)	At December 31, 2011 and 2010, 2,864,553 and 3,267,876 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(c)	At December 31, 2011 and 2010, 363,794 and 362,318 additional shares of common stock are issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

As of December 31, 2011, we had an accumulated deficit of $170.4 million. We expect our losses to continue but generally decline as revenue grows from continued commercialization activities, development of additional product enhancements, accumulation of clinical data on our products, and further regulatory submissions. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
($ in thousands)	2011	2010	Percent Change	2011	2010	Percent Change
Revenues	$19,718	$18,756	5.1%	$38,378	$36,921	3.9%
Cost of goods sold	4,560	3,972	14.8	8,906	8,113	9.8

Gross profit	15,158	14,784	2.5	29,472	28,808	2.3

Expenses: Selling, general and administrative	15,733	14,687	7.1	31,083	30,183	3.0
Research and development	3,084	2,114	45.9	5,148	4,536	13.5

Total expenses	18,817	16,801	12.0	36,231	34,719	4.4

Loss from operations	(3,659)	(2,017)	81.4	(6,759)	(5,911)	14.3
Interest and other, net	(476)	27	1862.0	(1,235)	(347)	256.0

Net loss	$(4,135)	$(1,990)	107.8	$(7,994)	$(6,258)	27.7

Comparison of Three Months Ended December 31, 2011 with Three Months Ended December 31, 2010

Revenues. Revenues increased by $962,000, or 5.1%, from $18.8 million for the three months ended December 31, 2010 to $19.7 million for the three months ended December 31, 2011. This increase was attributable to a $1.1 million, or 6.7%, increase in revenues generated from the sale of PAD Systems, primarily from increased average selling prices. This increase was partially offset by the decrease in supplemental product and other revenue of $135,000, or 5.7%, primarily from the termination of a distribution agreement. Supplemental product and other revenues include our Viper product line, wires, freight & handling and distribution partner products.

Currently, all of our revenues are in the United States; however, we may potentially sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, and generate clinical data.

Cost of Goods Sold. Cost of goods sold increased by $588,000, or 14.8%, from $4.0 million for the three months ended December 31, 2010 to $4.6 million for the three months ended December 31, 2011. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to a higher mix of Stealth 360° sales which currently carry higher unit costs due to limited initial component purchasing volumes. Also, the ramp up of our second manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the three months ended December 31, 2011 and 2010 includes $79,000 and $91,000 respectively, for stock-based compensation. We expect that the gross margin will stay fairly consistent through the end of this fiscal year, and then gradually improve as Stealth 360° production increases and the Texas facility becomes more fully utilized. Quarterly fluctuations could occur based on timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $1.0 million, or 7.1%, from $14.7 million for the three months ended December 31, 2010 to $15.7 million for the three months ended December 31, 2011. The primary reason for the increase was additional expenses relating to the building of our sales organization, and payments related to disputed amounts with a former vendor. Selling, general and administrative expenses for the three months ended December 31, 2011 and 2010 includes $1.1 million and $1.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future due primarily to the costs associated with expanding our sales and marketing organization to further commercialize our products, but at a rate less than revenue growth on an annual basis. Fluctuations from these expectations could occur based on the timing of expenditures.

Research and Development Expenses. Research and development expenses increased by $970,000, or 45.9%, from $2.1 million for the three months ended December 31, 2010 to $3.1 million for the three months ended December 31, 2011. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase was related to advancing the Orbit II clinical trial, along with prior year expenses being reduced by the receipt of a $488,000 grant under the Qualifying Therapeutic Discovery Project program. Research and development expenses for the three months ended December 31, 2011 and 2010 includes $123,000 and $346,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur increased quarterly research and development expenses throughout the remainder of fiscal year 2012, as compared to the three months ended December 31, 2011. Fluctuations from these expectations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, net. Interest and other expense increased by $503,000, from income of $27,000 for the three months ended December 31, 2010 to expense of $476,000 for the three months ended December 31, 2011. This increase in expense was primarily due to $180,000 of expense from conversion and valuation changes of our convertible debt, compared to income of $376,000 in the prior year.

Comparison of Six Months Ended December 31, 2011 with Six Months Ended December 31, 2010

Revenues. Revenues increased by $1.5 million, or 3.9%, from $36.9 million for the six months ended December 31, 2010 to $38.4 million for the six months ended December 31, 2011. This increase was attributable to a $1.5 million, or 3.9%, increase in revenue generated from the sale of PAD Systems, primarily from increased average selling prices. Supplemental product and other revenues slightly declined by $125,000, or 2.8%, from $4.5 million for the six months ended December 31, 2010, to $4.3 million for the six months ended December 31, 2011, primarily from the termination of a distribution agreement. Supplemental product and other revenues include our Viper product line, wires, freight & handling and distribution partner products.

Cost of Goods Sold. Cost of goods sold increased by $793,000, or 9.8%, from $8.1 million for the six months ended December 31, 2010 to $8.9 million for the six months ended December 31, 2011. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to a higher mix of Stealth 360° sales which currently carry higher unit costs due to limited initial component purchasing volumes. Also, the ramp up of our second manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the six months ended December 31, 2011 and 2010 includes $157,000 and $194,000, respectively, for stock-based compensation.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $900,000, or 3.0%, from $30.2 million for the six months ended December 31, 2010 to $31.1 million for the six months ended December 31, 2011. The primary reason for the increase was additional expenses relating to the building of our sales organization, and payments related to disputed amounts with a former vendor. Selling, general and administrative expenses for the six months ended December 31, 2011 and 2010 includes $2.3 million and $3.1 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $612,000, or 13.5%, from $4.5 million for the six months ended December 31, 2010 to $5.1 million for the six months ended December 31, 2011. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase was related to investments in advancing the Orbit II clinical trial, along with prior year expenses being reduced by the receipt of a $488,000 grant under the Qualifying Therapeutic Discovery Project program. Research and development expenses for the six months ended December 31, 2011 and 2010 includes $677,000 and $661,000, respectively, for stock-based compensation.

Interest and Other, net. Interest and other expense, net increased by $888,000, from $347,000 for the six months ended December 31, 2010 to $1.2 million for the six months ended December 31, 2011. This increase in expense was primarily due to $566,000 of expense from conversion and valuation changes of our convertible debt, compared to income of $476,000 in the prior year.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2011	2010
Loss from operations	$(6,759)	$(5,911)
Add: Stock-based compensation	2,719	3,905
Add: Depreciation and amortization	448	337

Adjusted EBITDA	$(3,592)	$(1,669)

The decline in Adjusted EBITDA of $1.9 million, or 115.2%, is primarily the result of the $848,000, or 14.3%, increase in loss from operations. The loss from operations was significantly impacted by the increase in operating expenses while only being partially offset by the increase in gross profit.

Adjusted EBITDA was also impacted by a decrease in stock-based compensation and increase in depreciation and amortization. Stock-based compensation decreased $1.2 million, or 30.4%, from $3.9 million for the six months ended December 31, 2010 to $2.7 million for the year ended December 30, 2011. Stock-based compensation decreased as a result of fewer grants, more forfeiture credits and shares vesting. Depreciation and amortization increased as a result of additional investment in capital equipment during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010.

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

The following is an explanation of each of the items that management excluded from Adjusted EBITDA and the reasons for excluding each of these individual items:

•

Stock-based compensation expense. We exclude stock-based compensation expense from our non-GAAP financial measures primarily because such expense, while constituting an ongoing and recurring expense, is not an expense that requires cash settlement. Our management also believes that excluding this item from our non-GAAP results is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance, liquidity and ability to make additional investments in the Company, and it allows for greater transparency to certain line items in our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $24.6 million and $21.2 million at December 31, 2011 and June 30, 2011, respectively. During the six months ended December 31, 2011, net cash used in operations was $6.2 million. As of December 31, 2011, we had an accumulated deficit of $170.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•

The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2011 was $11.8 million The unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan and other fees paid to the lender will be amortized over the 36 month maturity period. This transaction is being accounted for as a debt modification.

•

The $15.0 million line of credit expires on March 31, 2014 and has a floating interest rate equal to Silicon Valley Bank’s prime rate, plus 2.0%, with an interest rate floor of 6.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on (a) 80% of eligible domestic receivables, plus (b) the lesser of 40% of eligible inventory or 25% of eligible domestic receivables or $2.5 million, minus (c) to the extent in effect, certain loan reserves as defined in the agreement. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The agreement provides that upon the achievement of certain financial covenants, the amount reducing available borrowings will be zero, however, if certain financial covenants are not met, 75% of the outstanding principal balance of the $12.0 million term loan reduces available borrowings under the line of credit. There was not an outstanding balance on the line of credit at December 31, 2011.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of December 31, 2011. The agreement also includes subjective acceleration clauses which permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

In connection with and as additional consideration for entering into the amendment to the amended and restated loan agreement with Silicon Valley Bank on December 27, 2011, we issued a warrant to purchase 12,760 shares of our common stock to Silicon Valley Bank, which warrant Silicon Valley Bank immediately transferred to its parent company, SVB Financial Group. The warrant’s exercise price was set at $9.796 per share, which price was based on the five-day average closing share price of the Company’s common stock prior to the date of the amendment. The warrant expires on the tenth anniversary of the issue date, subject to earlier expiration in accordance with its terms. In connection with entering into the amendment to the loan and security agreement with Partners for Growth III, L.P., as amended, on December 27, 2011, we issued one warrant to purchase 24,900 shares of our common stock to Silicon Valley Bank. The warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with its terms, and the exercise price for the warrant was set at $9.33 per share.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG). The agreement provides that PFG will make loans to us up to $4.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. On August 23, 2011, the loan and security agreement was amended to provide that PFG will make loans to us up to $5.0 million. All other terms of the original agreement remain the same. On December 27, 2011, the loan and security agreement, as amended, was amended to raise the total amount of indebtedness that the Company may accrue under the term loan portion of the amended and restated loan and security agreement with Silicon Valley Bank, as amended, from $10.0 million to $12.0 million.

As of December 31, 2011, PFG has provided us the following three loans totaling $5.0 million that are outstanding: (i) a $3.5 million loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500,000 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1.0 million loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. During the six months ended December 31, 2011, PFG, at its option, converted a $500,000 loan (at par) into 40,323 shares of our common stock in accordance with the conversion terms set forth in the agreement. We have reflected a net expense of $566,000 for the six months ended December 31, 2011 as a component of interest and other, net on the accompanying statement of operations, which represents the net effect of (i) the write-off of the conversion option on the converted loan, (ii) the write-off of the unamortized debt premium on the converted loan and (iii) the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at December 31, 2011 was $5.7 million. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender will be amortized over the remaining maturity period.

The loans are secured by certain of our assets, and the agreement contains customary covenants limiting the our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants at December 31, 2011. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

In connection with and as additional consideration for entering into the amendment to the loan and security agreement with PFG, as amended, on December 27, 2011, we issued one warrant to purchase 23,151 shares of our common stock to PFG and one warrant to purchase 3,396 shares of our common stock to PFG Equity Investors, LLC, an affiliate of PFG. Each warrant expires on the fifth anniversary of the issue date, subject to earlier expiration in accordance with its terms, and the exercise price for each of the warrants was set at $9.33 per share.

Cash and Cash Equivalents. Cash and cash equivalents were $24.6 million at December 31, 2011 and $21.2 million at June 30, 2011. The increase is primarily attributable to net cash provided by financing activities during the six months ended December 31, 2011.

Operating Activities. Net cash used in operating activities was $6.2 million and $3.5 million for the six months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, we had a net loss of $8.0 million and $6.3 million, respectively. Significant adjustments to reconcile net loss to net cash used in operations and changes in working capital during these periods included:

•

Cash provided by depreciation and amortization of property and equipment of $448,000 and $337,000 during the six months ended December 31, 2011 and 2010, respectively. The increase in depreciation and amortization of property and equipment is due to additional investment in property and equipment, primarily at the Texas facility.

•

Cash provided by (used in) debt conversion and valuation of conversion options of $566,000 and $(476,000) during the six months ended December 31, 2011 and 2010, respectively. The increase in cash provided by debt conversion and valuation of conversion options is a result of the change in the fair value of the conversion option, and net write-offs upon conversion.

•

Cash provided by stock-based compensation of $2.7 million and $3.9 million during the six months ended December 31, 2011 and 2010, respectively. The decrease in stock-based compensation is a result of fewer grants, more forfeiture credits and shares vesting.

•

Cash provided by (used in) accounts receivable of $824,000 and $(1.3) million during the six months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011, the cash provided by accounts receivable was primarily due to timing and overall decline in revenues from the three months ended June 30, 2011. For the six months ended December 31, 2010, cash (used in) accounts receivable was primarily due to timing and growth of revenue from the three months ended June 30, 2010, and a receivable of $510,000 representing additional grants for the Texas facility.

•

Cash (used in) inventories of $(2.1) million and $(2,000) during the six months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011, cash used in inventories was primarily due to the addition of the Stealth 360° product line, and the timing of inventory purchases and sales. For the six months ended December 31, 2010, the low amount of cash used in inventories was primarily due to consistent quarterly sales from the three months ended June 30, 2009 through the three months ended December 31, 2009.

•

Cash provided by accounts payable of $452,000 and $761,000 during the six months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and December 31, 2010, cash provided by accounts payable was due to timing of purchases and vendor payments.

•

Cash (used in) accrued expenses and other liabilities of $(1.1) million and $(721,000) during the six months ended December 31, 2011 and 2010, respectively. For both periods, cash (used in) accrued expenses and other liabilities were primarily due to amount and timing of payments.

Investing Activities. Net cash (used in) investing activities was $(638,000) and $(991,000) for the six months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010, cash used in investing activities entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $10.2 million in the six months ended December 31, 2011.

Cash provided by financing activities in this period included:

•	Exercise of stock options and warrants and stock based compensation plans of $4.3 million.

•	Proceeds from long-term debt of $7.9 million.

•	Cash (used in) financing activities in this period included:

•	Payments of long-term debt of $1.9 million.

•	Financing Activities. Net cash provided by financing activities was $3.3 million in the six months ended December 31, 2010.

•	Cash provided by financing activities in this period included:

•	Exercise of stock options and warrants of $365,000.

•	Proceeds from long-term debt of $3.5 million.

Cash (used in) financing activities in this period included:

•	Payments of long-term debt of $597,000.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, and market and regulatory developments. As of December 31, 2011, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

INFLATION

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance became effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our consolidated financial statements following adoption.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our products for coronary use; the future impact of recent accounting pronouncements; expected compliance with the conditions specified in our Job Creation Agreement; expected outcomes and expected impact of litigation; the expected broader commercial launch of the Stealth 360°; our expectation that our losses will continue but generally decline; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin will stay fairly consistent for the remainder of the fiscal year and gradually improve thereafter; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than the rate for the three months ended December 31, 2011; our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next 12 months; and our expectations regarding retention of earnings and payment of dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2011 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

As provided in Part I, Item 3 to our annual report on Form 10-K for the year ended June 30, 2011, the sole heir to the estate of Dr. Leonid Shturman, his wife, Lela Nadirashvili (“Mrs. Shturman”), filed a writ to dismiss our patent lawsuit in Switzerland based on res judicata and collateral estoppel (the “First Complaint”). On August 24, 2011, Mrs. Shturman filed a second complaint in federal court seeking a declaration regarding ownership of the patent portfolio that she claims belongs to Dr. Shturman, slander by us of title to patent rights, tortious interference with prospective business relations, breach of settlement contract, and statutory unfair competition (the “Second Complaint”). In December 2011, the U.S. District Court in Minnesota (the “Court”) dismissed the First and Second Complaints. The Court found that it did not have jurisdiction over the First and Second Complaints and did not address the merits of the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with and as additional consideration for entering into our Modification No. 2 to Loan and Security Agreement with PFG, we issued one five-year warrant to purchase 23,151 shares of our common stock to PFG, one five-year warrant to purchase 3,396 shares of our common stock to PFG Equity Investors, LLC, an affiliate of PFG, and one five-year warrant to purchase 24,900 shares of our common stock to Silicon Valley Bank. The exercise price for each of the warrants was set at $9.33 per share.

In connection with and as additional consideration for entering into our First Amendment to Loan and Security Agreement (the “Amendment”), we issued a ten-year warrant to purchase 12,760 shares of our common stock to Silicon Valley Bank, which warrant Silicon Valley Bank immediately transferred to its parent company, SVB Financial Group. The warrant’s exercise price was set at $9.796 per share, which price was based on the five-day average closing share price of the Company’s common stock prior to the date of the Amendment.

Each of the warrants was issued on December 27, 2011 and is filed as an exhibit to this quarterly report on Form 10-Q. We issued the warrants pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each of the counterparties represented that it is an accredited investor.

During our fiscal quarter ended December 31, 2011, we had one cashless exercise of unregistered warrants. On October 3, 2011, we issued 1,198 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire 4,328 shares at an exercise price of $8.83 per share. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2012	CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

CARDIOVASCULAR SYSTEMS, INC.

FORM 10-Q

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated as of December 27, 2011, by and between the Company and Silicon Valley Bank.

10.2	Warrant to Purchase Stock, dated December 27, 2011, issued by the Company to Silicon Valley Bank.

10.3	Warrant, dated December 27, 2011, issued by the Company to Silicon Valley Bank.

10.4	Modification No. 2 to Loan and Security Agreement, dated as of December 27, 2011, by and between the Company and Partners for Growth III, L.P.

10.5	Warrant, dated December 27, 2011, issued by the Company to PFG Equity Investors, LLC.

10.6	Warrant, dated December 27, 2011, issued by the Company to Partners for Growth III, L.P.

10.7*	Fiscal 2012 Executive Officer Bonus Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

*	Management compensatory plan or arrangement