Form 10-Q
period 2012-09-30
Cardiovascular Systems Inc
filed 2012-11-08
CIK 1180145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2012 was: Common Stock, $0.001 par value per share, 20,710,714 shares.

Cardiovascular Systems, Inc.

Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$32,213	$35,529
Accounts receivable, net	13,467	13,644
Inventories	6,962	7,061
Prepaid expenses and other current assets	1,249	1,536

Total current assets	53,891	57,770
Property and equipment, net	2,122	2,163
Patents, net	2,903	2,635
Debt conversion option and other assets	1,170	556

Total assets	$60,086	$63,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,678	$4,678
Accounts payable	5,595	5,610
Deferred grant incentive	322	302
Accrued expenses	8,692	7,262

Total current liabilities	19,287	17,852

Long-term liabilities
Long-term debt, net of current maturities	11,621	12,842
Other liabilities	192	241

Total long-term liabilities	11,813	13,083

Total liabilities	31,100	30,935

Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2012 and June 30, 2012; issued and outstanding 20,594,666 at September 30, 2012 and 20,089,556 at June 30, 2012, respectively	21	20
Additional paid in capital	203,799	201,793
Common stock warrants	9,614	9,614
Accumulated deficit	(184,448)	(179,238)

Total stockholders’ equity	28,986	32,189

Total liabilities and stockholders’ equity	$60,086	$63,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues	$23,293	$18,660
Cost of goods sold	5,254	4,346

Gross profit	18,039	14,314

Expenses
Selling, general and administrative	20,023	15,350
Research and development	3,222	2,064

Total expenses	23,245	17,414

Loss from operations	(5,206)	(3,100)
Interest and other, net	(4)	(759)

Net loss and comprehensive loss	$(5,210)	$(3,859)

Net loss and comprehensive loss per common share:
Basic and diluted	$(0.26)	$(0.22)

Weighted average common shares used in computation:
Basic and diluted	20,397,004	17,486,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss and comprehensive loss	$(5,210)	$(3,859)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment and patents	238	221
Provision for doubtful accounts	80	—
Amortization of (premium) discount, net	(21)	(6)
Debt conversion and valuation of conversion options, net	(388)	386
Stock-based compensation	1,755	1,456
Changes in assets and liabilities
Accounts receivable	97	1,492
Inventories	99	(1,237)
Prepaid expenses and other assets	401	(119)
Accounts payable	(156)	22
Accrued expenses and other liabilities	1,313	(390)

Net cash used in operations	(1,792)	(2,034)

Cash flows from investing activities
Expenditures for property and equipment	(164)	(96)
Costs incurred in connection with patents	(160)	(121)

Net cash used in investing activities	(324)	(217)

Cash flows from financing activities
Exercise of stock options and warrants	—	3,225
Proceeds from the issuance of long-term debt	—	1,500
Payments on long-term debt	(1,200)	(957)

Net cash provided by financing activities	(1,200)	3,768

Net change in cash and cash equivalents	(3,316)	1,517
Cash and cash equivalents
Beginning of period	35,529	21,159

End of period	$32,213	$22,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the three months ended September 30, 2012 and 2011)

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 10, 2012. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

The fair value guidance classifies inputs into the following hierarchy:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of September 30, 2012. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2012	$484
Change in conversion option valuation	388

Balance at September 30, 2012	$872

The fair value of the conversion option is related to the loan and security agreement with Partners for Growth (described in Note 4) and has been included as a component of debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the conversion option included various inputs including historical volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment.

As of September 30, 2012, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all share-based payment awards is expensed in the consolidated statements of operations ratably over the related vesting period.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance became effective for the Company beginning July 1, 2012. Other than requiring additional disclosures, there was no material impact on our consolidated financial statements upon adoption as we have no other comprehensive income.

3. Selected Consolidated Financial Statement Information

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.

At September 30, 2012 and June 30, 2012, respectively, inventories were comprised of the following:

	September 30, 2012	June 30, 2012
Inventories
Raw materials	$2,185	$2,558
Work in process	910	1,022
Finished goods	3,867	3,481

	$6,962	$7,061

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•

The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2012 was $10,525 net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•

The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at September 30, 2012.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of September 30, 2012. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

In connection with and as additional consideration for entering into the amendment to the amended and restated loan agreement with Silicon Valley Bank on December 27, 2011, the Company issued a warrant to purchase 12,760 shares of its common stock to Silicon Valley Bank. The warrant’s exercise price was set at $9.796 per share, which price was based on the five-day average closing share price of the Company’s common stock prior to the date of the amendment. The warrant expires on the tenth anniversary of the issue date, subject to earlier expiration in accordance with its terms.

In connection with and as additional consideration for entering into the subsequent amendment to the amended and restated loan agreement with Silicon Valley Bank on June 29, 2012, the Company issued a warrant to purchase 18,649 shares of its common stock to Silicon Valley Bank. The warrant’s exercise price was set at $9.652 per share, which price was based on the five-day average closing share price of the Company’s common stock prior to the date of the amendment. The warrant expires on the tenth anniversary of the issue date, subject to earlier expiration in accordance with its terms.

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

As of September 30, 2012, PFG has provided the Company with the following three loans totaling $5,000 that are outstanding: (i) a $3,500 loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1,000 loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company has reflected net income of $388 for the three months ended September 30, 2012 as a component of interest and other, net on the accompanying statement of operations, which represents the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at September 30, 2012 was $5,525, including the net unamortized premium associated with the warrants. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at September 30, 2012. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

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

As of September 30, 2012, debt maturities were as follows:

Nine months ending June 30, 2013	$3,600
2014	5,050
2015	7,400

Total	$16,050
Less: Current Maturities	(4,678)

Long-Term Debt (excluding net unamortized premium)	$11,372
Add: Net Unamortized Premium	249

Long-term debt	$11,621

5. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended September 30
	2012	2011
Interest expense, net of premium amortization	$(370)	$(344)
Interest income	9	1
Change in fair value of conversion option	388	(204)
Net write-offs upon conversion (option and unamortized premium)	—	(182)
Other	(31)	(30)

Total	$(4)	$(759)

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

All options are fully vested. Vested options must be exercised at or within 90 days of termination to avoid forfeiture.

Stock option activity for the three months ended September 30, 2012 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2012	2,371,198	$10.31
Options exercised	—	$—
Options forfeited or expired	—	$—

Options outstanding at September 30, 2012	2,371,198	$10.31

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards generally ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

On August 13, 2012, the Company granted performance based restricted stock awards to certain executives. The awards included 67,854 shares that vest based on total shareholder return during periods within fiscal 2013 compared to a pre-determined peer group of companies, and 67,854 shares that vest based on annual revenue growth during fiscal 2013 compared to a pre-determined peer group of companies. The amount of shares to vest at June 30, 2013 under both grants is based on the Company compared to the median of the pre-determined peer group.

Restricted stock award activity for the three months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2012	1,244,830	$9.08
Restricted stock awards granted	525,178	$9.04
Restricted stock awards forfeited	(20,068)	$10.21
Restricted stock awards vested	(358,983)	$8.89

Restricted stock awards outstanding at September 30, 2012	1,390,957	$9.22

7. Texas Production Facility

Effective on September 9, 2009, the Company entered into an agreement with the Pearland Economic Development Corporation (the “PEDC”) for the construction and lease of an approximately 46,000 square foot production facility located in Pearland, Texas. The facility will primarily serve as an additional manufacturing location for the Company.

The Company and the PEDC entered into a Corporate Job Creation Agreement dated June 17, 2009, which was subsequently amended on July 2, 2012. The Job Creation Agreement, as amended, provided the Company with $2,975 in net cash incentive funds. The PEDC will provide the Company with an additional $850 of net cash incentive funds in the following amounts and upon achievement of the following milestones:

•	$425 upon the hiring of the 75th full-time employee at the facility on or before March 31, 2014, and maintaining 75 employees at the facility through March 31, 2015;

•	$425 upon the hiring of the 125th full-time employee at the facility on or before June 30, 2015, and maintaining 125 employees at the facility through June 30, 2016.

In order to retain all of the cash incentives, the Company must create, fill and maintain no fewer than 25 jobs at the Texas facility by March 31, 2013 and must maintain at least that minimum number of jobs through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of September 30, 2012, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of September 30, 2012, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of September 30, 2012, the deferred grant incentive liabilities have been reduced by $3,394 in cumulative expenses, resulting in a remaining current liability of $322 and long-term liability of $109.

8. Commitment and Contingencies

Michael Kallok Claim

On July 18, 2011, the Company received a demand letter from legal counsel for Michael Kallok, a former officer, director and consultant to the Company, claiming that Mr. Kallok is entitled to 42,594 shares of the Company’s common stock or, alternatively, the value of those shares as of July 15, 2011, which was $611. Mr. Kallok asserted that the Company improperly deemed such shares forfeited under a restricted stock agreement with Mr. Kallok. In September 2012, this matter was settled through arbitration in favor of the Company. Mr. Kallok is required to reimburse the Company for $62 of legal fees incurred to defend the matter. The Company has recorded $62 related to the settlement as an offset in selling, general and administrative expenses during the three months ended September 30, 2012.

9. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended September 30,
	2012	2011
Numerator
Net loss	$(5,210)	$(3,859)
Denominator
Weighted average common shares — basic	20,397,004	17,486,941
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—

Weighted average common shares outstanding — diluted	20,397,004	17,486,941

Net loss per common share — basic and diluted	$(0.26)	$(0.22)

(a)	At September 30, 2012 and 2011, 2,454,579 and 2,380,846 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(b)	At September 30, 2012 and 2011, 2,371,198 and 2,909,843 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(c)	At September 30, 2012 and 2011, 363,794 additional shares of common stock are issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our primary products, the Stealth 360° PAD System (the “Stealth 360°”), the Diamondback 360° PAD System (the “Diamondback 360°”), and the Diamondback Predator 360° PAD System (the “Predator 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We also are pursuing approval of our products for coronary use. We refer to the Stealth 360°, Diamondback 360°, and the Predator 360° collectively in this report as the “PAD Systems.”

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

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We were granted 510(k) clearance of the Predator 360° in March 2009 and Stealth 360° in March 2011. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump used with our Stealth 360° product and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. Supplemental products are purchased from third-party suppliers.

As of September 30, 2012, we had an accumulated deficit of $184.4 million. We expect our losses to continue as we invest in sales, marketing, medical education and clinical studies for our next phase of growth in the peripheral market and preparation for a potential coronary application. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
($ in thousands)	2012	2011	Percent Change
Revenues	$23,293	$18,660	24.8%
Cost of goods sold	5,254	4,346	20.9

Gross profit	18,039	14,314	26.0

Expenses: Selling, general and administrative	20,023	15,350	30.4
Research and development	3,222	2,064	56.1

Total expenses	23,245	17,414	33.5

Loss from operations	(5,206)	(3,100)	67.9
Interest and other expense, net	(4)	(759)	99.5

Net loss	(5,210)	(3,859)	35.0

Comparison of Three Months Ended September 30, 2012 with Three Months Ended September 30, 2011

Revenues. Revenues increased by $4.6 million, or 24.8%, from $18.7 million for the three months ended September 30, 2011 to $23.3 million for the three months ended September 30, 2012. This increase was attributable to a $3.9 million, or 23.7%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold. The sales of supplemental products and other revenue also increased $705,000, or 33.4%, primarily from additional sales of Asahi guidewires. Supplemental products include our Viper product line and distribution partner products.

Currently, all of our revenues are in the United States; however, we may potentially sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate clinical data, obtain approval for a coronary indication for our technology, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased by $908,000, or 20.9%, from $4.3 million for the three months ended September 30, 2011 to $5.3 million for the three months ended September 30, 2012. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to increased sales. Higher average selling prices for the Stealth 360° were offset by higher unit costs and costs incurred to ramp up our Texas facility for future production capacity. Cost of goods sold for the three months ended September 30, 2012 and 2011 includes $115,000 and $81,000, respectively, for stock-based compensation. We expect that gross margin in fiscal 2013 will be similar to the three months ended September 30, 2012. Quarterly fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $4.7 million, or 30.4%, from $15.4 million for the three months ended September 30, 2011 to $20.0 million for the three months ended September 30, 2012. Our selling, general and administrative expenses for the three months ended September 30, 2012 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, and higher stock-based compensation. Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 includes $1.5 million and $1.3 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization, medical education programs to further commercialize our products and prepare for a potential future coronary application, and the 2.3% medical device tax, effective January 1, 2013.

Research and Development Expenses. Research and development expenses increased by $1.2 million, or 56.1%, from $2.1 million for the three months ended September 30, 2011 to $3.2 million for the three months ended September 30, 2012. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase related mainly to the advancement of the ORBIT II coronary trial and the related expansion of clinical headcount. Research and development expenses for the three months ended September 30, 2012 and 2011 includes $183,000 and $108,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended September 30, 2012. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, decreased by $755,000, from $759,000 for the three months ended September 30, 2011 to $4,000 for the three months ended September 30, 2012. The significant components of interest and other expense during these periods included:

•

Interest Expense. Interest expense increased by $26,000, from $344,000 for the three months ended September 30, 2011 to $370,000 the three months ended September 30, 2012. Interest expense results from outstanding debt balances and debt premium and discount amortization.

•

Change in Fair Value of Conversion Option. The change in fair value of the conversion option was ($204,000) for the three months ended September 30, 2011 and $388,000 for the three months ended September 30, 2012. The change in the fair value of the conversion option represents the period to period change in fair value of the conversion option associated with outstanding convertible debt.

•

Net Write-offs Upon Conversion (Option and Unamortized Premium or Discount). Net write-offs upon conversion was ($182,000) during the three months ended September 30, 2011. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the conversion option and any unamortized debt premium or discount. During the three months ended September 30, 2012 there was no conversion of convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $32.2 million and $35.5 million at September 30, 2012 and June 30, 2012, respectively. During the three months ended September 30, 2012, net cash used in operations amounted to $1.7 million. As of September 30, 2012, we had an accumulated deficit of $184.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•

The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2012 was $10,525 net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender is being amortized over the 36 month maturity period.

•

The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at September 30, 2012.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of September 30, 2012. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

In connection with and as additional consideration for entering into the amendment to the amended and restated loan agreement with Silicon Valley Bank on December 27, 2011, we issued a warrant to purchase 12,760 shares of our common stock to Silicon Valley Bank. The warrant’s exercise price was set at $9.796 per share, which price was based on the five-day average closing share price of our common stock prior to the date of the amendment. The warrant expires on the tenth anniversary of the issue date, subject to earlier expiration in accordance with its terms.

In connection with and as additional consideration for entering into the subsequent amendment to the amended and restated loan agreement with Silicon Valley Bank on June 29, 2012, we issued a warrant to purchase 18,649 shares of our common stock to Silicon Valley Bank. The warrant’s exercise price was set at $9.652 per share, which price was based on the five-day average closing share price of our common stock prior to the date of the amendment. The warrant expires on the tenth anniversary of the issue date, subject to earlier expiration in accordance with its terms.

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

As of September 30, 2012, PFG has provided us the following three loans totaling $5.0 million that are outstanding: (i) a $3.5 million loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500,000 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1.0 million loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We have reflected net income of $388,000 for the three months ended September 30, 2012 as a component of interest and other, net on the accompanying statement of operations, which represents the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at September 30, 2012 was $5.5 million, including the net unamortized premium associated with the warrants. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants at

September 30, 2012. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

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

Cash and Cash Equivalents. Cash and cash equivalents were $32.2 million at September 30, 2012 and $35.5 million at June 30, 2012. The decrease is primarily attributable to net cash used by operating and financing activities during the three months ended September 30, 2012.

Operating Activities. Net cash used in operating activities was $1.8 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, we had a net loss of $5.2 million and $3.9 million, respectively. Significant changes in working capital during these periods included:

•

Cash provided by accounts receivable of $97,000 and $1.5 million during the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, cash provided by accounts receivable was primarily due to a change in the timing of revenue during the first quarter of fiscal 2013 from the fourth quarter of fiscal 2012. For the three months ended September 30, 2011, cash provided in accounts receivable was primarily due to a sequential decrease in revenue for the quarter ended September 30, 2011.

•

Cash provided by (used in) inventories of $99,000 and ($1.2 million) during the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, cash provided by inventories was primarily due to the timing of inventory purchases and sales, and reduction in Diamondback 360° and Predator 360° inventory as the conversion to Stealth 360° advanced. For the three months ended September 30, 2011, cash (used in) inventories was primarily due to the recent addition of the Stealth 360° product line, and the timing of inventory purchases and sales.

•

Cash provided by (used in) prepaid expenses and other current assets of $401,000 and ($119,000) during the three months ended September 30, 2012 and 2011, respectively. Cash provided by (used in) prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•

Cash (used in) provided by accounts payable of ($156,000) and $22,000 during the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, cash (used in) provided by accounts payable was due to timing of purchases and vendor payments.

•

Cash provided by (used in) accrued expenses and other liabilities of $1.3 million and ($390,000) during the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, cash provided by accrued expenses and other liabilities was due to higher incentive compensation from higher sales and timing of payroll. For the three months ended September 30, 2011, cash used in accrued expenses and other liabilities was primarily due to amount and timing of payments.

Investing Activities. Net cash used in investing activities was ($324,000) and ($217,000) for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, cash used in investing activities entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash (used in) provided by financing activities was ($1.2 million) and $3.8 million for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, cash used in financing activities included:

•	Payment on long term debt of $1.2 million.

For the three months ended September 30, 2011, cash provided by financing activities included:

•	Exercise of stock options and warrants of $3.2 million.

•	Proceeds from long-term debt of $1.5 million.

•	Payment of long-term debt of $957,000.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. As of September 30, 2012, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, however, additional capital may be raised to accelerate our market expansion. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2012	2011
Loss from operations	$(5,206)	$(3,100)
Add: Stock-based compensation	1,755	1,456
Add: Depreciation and amortization	221	221

Adjusted EBITDA	$(3,230)	$(1,423)

The decline in Adjusted EBITDA of $1.8 million, or 127.0%, is primarily the result of an increase in the loss from operations. The loss from operations was impacted by increases in operating expenses and an increase in stock compensation expense as discussed above, partially offset by an increase in revenues and gross profit.

Adjusted EBITDA was also impacted by an increase in stock-based compensation. Stock-based compensation increased $299,000, or 20.5%, from $1.5 million for the three months ended September 30, 2011 to $1.8 million for the three months ended September 30, 2012. Stock-based compensation increased as a result of vesting of previously granted share awards with a higher grant date fair value.

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

Material Limitations Associated with the Use of Non-GAAP Financial Measures and Manner in Which We Compensate for these Limitations

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Some of the limitations associated with our use of these non-GAAP financial measures are:

•

Items such as stock-based compensation do not directly affect our cash flow position; however, such items reflect economic costs to us and are not reflected in our Adjusted EBITDA, and therefore these non-GAAP measures do not reflect the full economic effect of these items.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance became effective for us beginning July 1, 2012. Other than requiring additional disclosures, there has not been material impacts on our consolidated financial statements upon adoption as we have no other comprehensive income.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our products for coronary use; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin will stay fairly consistent; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than the average quarterly rate for the three months ended September 30, 2012; our dividend expectations; our expectations regarding costs of compliance with new SEC regulations; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD Systems; the reluctance of physicians to accept new products; success of our clinical trials; competition from other devices; the effectiveness of the Stealth 360°; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 10, 2012. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2012 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

In September 2012, our dispute with Michael Kallok, a former officer, director and consultant to us, was settled in our favor through arbitration. Mr. Kallok is required to reimburse us for $62,000 of legal fees incurred to defend the matter.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 24, 2012, the Company’s Board of Directors approved the Company’s Fiscal 2013 Executive Officer Bonus Plan (the “Bonus Plan”). The terms of the Bonus Plan are as follows:

Revenue and Adjusted EBITDA Goals

Receipt of cash incentive compensation for fiscal 2013 is based on the Company’s achievement of revenue and adjusted EBITDA financial goals for the first six months of fiscal 2013 as well as the full fiscal year. Adjusted EBITDA is defined as EBITDA with stock compensation added back into the calculation, in addition to an add-back of depreciation and amortization. Target bonus amounts are weighted 67% for the revenue goal and 33% for the adjusted EBITDA goal. None of the executive officers is subject to individual goals under the Bonus Plan. Target bonus levels as a percentage of base salary are 100% for the President and Chief Executive Officer, 60% for the Chief Financial Officer and 50% for the other executive officers. Depending upon the Company’s performance against the goals, participants are eligible to earn 75% to 150% of the adjusted EBITDA portion of their target bonus amount and 50% to 150% of the revenue portion of their target bonus amount; however, in the event of extraordinary revenue or adjusted EBITDA performance above the goals set by the Board, the participants could receive incentive payments greater than 150% of their targets based on extrapolation of the bonus-to-performance ratio set forth in the Bonus Plan, with no maximum payout set under the Bonus Plan. The Bonus Plan criteria are the same for all of the executive officers.

Management by Objective Targets

The Bonus Plan also provides “management by objective” (MBO) targets related to certain predetermined FDA regulatory and sales productivity milestones for the first six months and last six months of fiscal 2013. Achievement of the MBO targets could result in additional cash bonuses to executive officers for each target achieved of 3.75% of their annual base salaries for each of the periods. The Compensation Committee also has authority to grant additional discretionary cash bonuses of up to 20% of annual base salary for any executive officer.

ITEM 6. EXHIBITS

(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2012		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

CARDIOVASCULAR SYSTEMS, INC.

FORM 10-Q

Exhibit No.	Description

10.1 †	Summary of Fiscal Year 2013 Executive Officer Base Salaries(1)

10.2 †	Fiscal Year 2013 Director Compensation Arrangements(1)

10.3 †	Fiscal 2013 Executive Officer Bonus Plan(1)

10.4	Amendment to Corporate Job Creation Agreement, dated effective July 2, 2012, by and between the Company and Pearland Economic Development Corporation(1)

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on September 10, 2012.
*	Furnished herewith.
†	Compensatory plan or arrangement.