Form 10-Q
period 2012-12-31
Cardiovascular Systems Inc
filed 2013-02-08
CIK 1180145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of February 7, 2013 was: Common Stock, $0.001 par value per share, 21,090,684 shares.

Cardiovascular Systems, Inc.

Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$29,223	$35,529
Accounts receivable, net	13,020	13,644
Inventories	7,161	7,061
Prepaid expenses and other current assets	1,124	1,536

Total current assets	50,528	57,770
Property and equipment, net	2,342	2,163
Patents, net	2,938	2,635
Debt conversion option and other assets	839	556

Total assets	$56,647	$63,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,678	$4,678
Accounts payable	5,012	5,610
Deferred grant incentive	302	302
Accrued expenses	6,946	7,262

Total current liabilities	16,938	17,852

Long-term liabilities
Long-term debt, net of current maturities	10,400	12,842
Other liabilities	151	241

Total long-term liabilities	10,551	13,083

Total liabilities	27,489	30,935

Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2012 and June 30, 2012; issued and outstanding 21,077,637 at December 31, 2012 and 20,089,556 at June 30, 2012, respectively	21	20
Additional paid in capital	210,119	201,793
Common stock warrants	9,233	9,614
Accumulated deficit	(190,215)	(179,238)

Total stockholders’ equity	29,158	32,189

Total liabilities and stockholders’ equity	$56,647	$63,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$25,309	$19,718	$48,602	$38,378
Cost of goods sold	5,958	4,560	11,212	8,906

Gross profit	19,351	15,158	37,390	29,472

Expenses
Selling, general and administrative	20,418	15,733	40,441	31,083
Research and development	4,055	3,084	7,277	5,148

Total expenses	24,473	18,817	47,718	36,231

Loss from operations	(5,122)	(3,659)	(10,328)	(6,759)
Interest and other, net	(645)	(476)	(649)	(1,235)

Net loss and comprehensive loss	$(5,767)	$(4,135)	$(10,977)	$(7,994)

Net loss and comprehensive loss per common share:
Basic and Diluted	$(0.28)	$(0.23)	$(0.53)	$(0.45)

Weighted average common shares used in computation:
Basic and Diluted	20,699,222	17,781,326	20,548,113	17,634,134

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cardiovascular Systems, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss and comprehensive loss	$(10,977)	$(7,994)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment and patents	503	448
Provision (recoveries) for doubtful accounts	130	(30)
Amortization of (premium) discount, net	(42)	(21)
Debt conversion and valuation of conversion options, net	(112)	566
Stock-based compensation	3,440	2,719
Changes in assets and liabilities
Accounts receivable	494	824
Inventories	(100)	(2,145)
Prepaid expenses and other assets	581	53
Accounts payable	(799)	452
Accrued expenses and other liabilities	(405)	(1,064)

Net cash used in operations	(7,287)	(6,192)

Cash flows from investing activities
Expenditures for property and equipment	(393)	(426)
Costs incurred in connection with patents	(391)	(212)

Net cash used in investing activities	(784)	(638)

Cash flows from financing activities
Proceeds from employee stock purchase plan	761	669
Exercise of stock options and warrants	3,404	3,610
Proceeds from the issuance of long-term debt	—	7,885
Payments on long-term debt	(2,400)	(1,935)

Net cash provided by financing activities	1,765	10,229

Net change in cash and cash equivalents	(6,306)	3,399
Cash and cash equivalents
Beginning of period	35,529	21,159

End of period	$29,223	$24,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the six months ended December 31, 2012 and 2011)

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

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s primary products, the Stealth 360° PAD System, the Diamondback 360° PAD System, and the Predator 360° PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives.

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

The fair value guidance classifies inputs into the following hierarchy:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of December 31, 2012. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2012	$484
Change in conversion option valuation	112

Balance at December 31, 2012	$596

The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth (described in Note 4) and has been included as a component of debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the debt conversion option included various inputs including historical volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement.

As of December 31, 2012, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.

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

At December 31, 2012 and June 30, 2012, respectively, inventories were comprised of the following:

	December 31, 2012	June 30, 2012
Inventories
Raw materials	$2,822	$2,558
Work in process	392	1,022
Finished goods	3,947	3,481

	$7,161	$7,061

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•

The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2012 was $9,355 net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•

The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at December 31, 2012.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of December 31, 2012. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

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

As of December 31, 2012, PFG has provided the Company with the following three loans totaling $5,000 that are outstanding: (i) a $3,500 loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1,000 loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company has reflected net income of $112 for the six months ended December 31, 2012 as a component of interest and other, net on the accompanying statement of operations, which represents the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at December 31, 2012 was $5,473 including the net unamortized premium associated with the warrants. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at December 31, 2012. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

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

As of December 31, 2012, debt maturities were as follows:

Six months ending June 30, 2013	$2,400
2014	5,050
2015	7,400

Total	$14,850
Less: Current Maturities	(4,678)

Long-Term Debt (excluding net unamortized premium)	$10,172
Add: Net Unamortized Premium	228

Long-term debt	$10,400

5. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest expense, net of premium amortization	$(345)	$(279)	$(715)	$(623)
Interest income	6	1	15	2
Change in fair value of conversion option	(276)	(180)	112	(384)
Net write-offs upon conversion (option and unamortized premium)	—	—	—	(182)
Other	(30)	(18)	(61)	(48)

Total	$(645)	$(476)	$(649)	$(1,235)

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

The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. Generally, options granted under the 2007 Plan expire ten years from the date of grant and vest over three years. The amended 2007 Plan includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year ending on July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the board of directors. On July 1, 2012, the number of shares available for grant was increased by 450,000 under the 2007 Plan renewal provision, which was 2.2% of shares outstanding at June 30, 2012.

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

All outstanding options are fully vested. Vested options must be exercised at or within 90 days of termination to avoid forfeiture.

Stock option activity for the six months ended December 31, 2012 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2012	2,371,198	$10.31
Options exercised	(280,249)	$12.15
Options forfeited or expired	(97,581)	$12.49

Options outstanding at December 31, 2012	1,993,368	$9.95

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards generally ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

On August 13, 2012, the Company granted performance based restricted stock awards to certain executives. The awards included a grant of 67,854 shares that vest based on total shareholder return during periods within fiscal 2013 compared to a pre-determined peer group of companies, and a grant of 67,854 shares that vest based on annual revenue growth during fiscal 2013 compared to a pre-determined peer group of companies. The amount of shares to vest at June 30, 2013 under both grants is based on the Company’s performance compared to the median of the pre-determined peer group.

Restricted stock award activity for the six months ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2012	1,244,830	$9.08
Restricted stock awards granted	641,398	$9.52
Restricted stock awards forfeited	(49,598)	$9.90
Restricted stock awards vested	(406,201)	$8.61

Restricted stock awards outstanding at December 31, 2012	1,430,429	$8.64

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

In order to retain all of the cash incentives, the Company must create, fill and maintain no fewer than 25 jobs at the Texas facility by March 31, 2013 and must maintain at least that minimum number of jobs through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of December 31, 2012, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of December 31, 2012, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of December 31, 2012, the deferred grant incentive liabilities have been reduced by $3,460 in cumulative expenses, resulting in a remaining current liability of $302 and long-term liability of $63.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator
Net loss	$(5,767)	$(4,135)	$(10,977)	$(7,994)
Denominator
Weighted average common shares – basic	20,699,222	17,781,326	20,548,113	17,634,134
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—	—	—

Weighted average common shares outstanding – diluted	20,699,222	17,781,326	20,548,113	17,634,134

Net loss per common share — basic and diluted	$(0.28)	$(0.23)	$(0.53)	$(0.45)

(a)	At December 31, 2012 and 2011, 2,349,661 and 2,438,784 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(b)	At December 31, 2012 and 2011, 1,993,368 and 2,864,553 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)	At December 31, 2012 and 2011, 363,794 additional shares of common stock are issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

9. Subsequent Events

On February 1, 2013, PFG converted the $1,000 loan dated August 24, 2011 into 74,516 shares of the Company’s common stock. On February 6, 2013, PFG converted $500 of the $3,500 loan dated June 30, 2011 into 36,657 shares of the Company’s common stock. On February 7, 2013, PFG provided the Company with a new loan under the existing loan and security agreement of $1,000 with a conversion price of $15.26, which equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date.

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

As of December 31, 2012, we had an accumulated deficit of $190.2 million. We expect our losses to continue as we invest in sales, marketing, medical education and clinical studies for our next phase of growth in the peripheral market and preparation for a potential coronary application. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, the debt conversion option, and stock-based compensation are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
($ in thousands)	2012	2011	Percent Change	2012	2011	Percent Change
Revenues	$25,309	$19,718	28.4%	$48,602	$38,378	26.6%
Cost of goods sold	5,958	4,560	30.7	11,212	8,906	25.9

Gross profit	19,351	15,158	27.7	37,390	29,472	26.9

Expenses: Selling, general and administrative	20,418	15,733	29.8	40,441	31,083	30.1
Research and development	4,055	3,084	31.5	7,277	5,148	41.4

Total expenses	24,473	18,817	30.1	47,718	36,231	31.7

Loss from operations	(5,122)	(3,659)	40.0	(10,328)	(6,759)	52.8
Interest and other, net	(645)	(476)	35.5	(649)	(1,235)	(47.3)

Net loss	$(5,767)	$(4,135)	39.5	$(10,977)	$(7,994)	37.3

Comparison of Three Months Ended December 31, 2012 with Three Months Ended December 31, 2011

Revenues. Revenues increased by $5.6 million, or 28.4%, from $19.7 million for the three months ended December 31, 2011 to $25.3 million for the three months ended December 31, 2012. This increase was attributable to a $4.8 million, or 27.2%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold. The sales of supplemental products and other revenue also increased $833,000, or 37.4%, primarily from additional sales of both Asahi and the Company’s guidewires. Supplemental products include our Viper product line, and distribution partner products.

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

Cost of Goods Sold. Cost of goods sold increased by $1.4 million, or 30.7%, from $4.6 million for the three months ended December 31, 2011 to $6.0 million for the three months ended December 31, 2012. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, and a higher mix of Stealth 360° sales which currently carry higher unit costs. Also, the ramp up of our manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the three months ended December 31, 2012 and 2011 includes $96,000 and $79,000, respectively, for stock-based compensation. We expect that gross margin in the remainder of fiscal 2013 will be similar to the three months ended December 31, 2012. Quarterly fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $4.7 million, or 29.8%, from $15.7 million for the three months ended December 31, 2011 to $20.4 million for the three months ended December 31, 2012. Our selling, general and administrative expenses for the three months ended December 31, 2012 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, and higher stock-based compensation. Selling, general and administrative expenses for the three months ended December 31, 2012 and 2011 includes $1.4 million and $1.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization, medical education programs to further commercialize our products, preparation for a potential future coronary application, and the medical device tax equaling 2.3% of eligible revenues, effective January 1, 2013.

Research and Development Expenses. Research and development expenses increased by $971,000, or 31.5%, from $3.1 million for the three months ended December 31, 2011 to $4.1 million for the three months ended December 31, 2012. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase related mainly to the advancement of the ORBIT II coronary trial and the related expansion of clinical headcount. Research and development expenses for the three months ended December 31, 2012 and 2011 includes $164,000 and $123,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended December 31, 2012. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, increased $169,000, from $476,000 for the three months ended December 31, 2011 to $645,000 for the three months ended December 31, 2012. The significant components of interest and other expense during these periods included:

•

Interest Expense. Interest expense increased by $66,000, from $279,000 for the three months ended December 31, 2011 to $345,000 the three months ended December 31, 2012. Interest expense results from outstanding debt balances and debt premium and discount amortization.

•

Change in Fair Value of Debt Conversion Option. The expense associated with the change in fair value of the debt conversion option was $180,000 for the three months ended December 31, 2011 and $276,000 for the three months ended December 31, 2012. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

Comparison of Six Months Ended December 31, 2012 with Six Months Ended December 31, 2011

Revenues. Revenues increased by $10.2 million, or 26.6%, from $38.4 million for the six months ended December 31, 2011 to $48.6 million for the six months ended December 31, 2012. This increase was attributable to an $8.7 million, or 25.5%, increase in revenue generated from the sale of PAD Systems, primarily from an increased number of devices sold. Supplemental product and other revenues increased by $1.6 million, or 35.4%, from $4.3 million for the six months ended December 31, 2011, to $5.9 million for the six months ended December 31, 2012, primarily from additional sales of both Asahi and the Company’s guidewires. Supplemental product and other revenues include our Viper product line, and distribution partner products.

Cost of Goods Sold. Cost of goods sold increased by $2.3 million, or 25.9%, from $8.9 million for the six months ended December 31, 2011 to $11.2 million for the six months ended December 31, 2012. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, and a higher mix of Stealth 360° sales which currently carry higher unit costs. Also, the ramp up of our manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the six months ended December 31, 2012 and 2011 includes $211,000 and $157,000, respectively, for stock-based compensation.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $9.3 million, or 30.1%, from $31.1 million for the six months ended December 31, 2011 to $40.4 million for the six months ended December 31, 2012. Our selling, general and administrative expenses for the six months ended December 31, 2012 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, and higher stock-based compensation. Selling, general and administrative expenses for the six months ended December 31, 2012 and 2011 includes $2.9 million and $2.3 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $2.2 million, or 41.4%, from $5.1 million for the six months ended December 31, 2011 to $7.3 million for the six months ended December 31, 2012. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase was related to the advancement of the Orbit II coronary trial and the related expansion of clinical headcount. Research and development expenses for the six months ended December 31, 2012 and 2011 includes $347,000 and $677,000, respectively, for stock-based compensation.

Interest and Other, Net. Interest and other expense, net, decreased in expense by $586,000, from $1.2 million for the six months ended December 31, 2011 to $649,000 for the six months ended December 31, 2012. The significant components of interest and other expense during these periods included:

•

Interest Expense. Interest expense increased by $92,000, from $623,000 for the three months ended December 31, 2011 to $715,000 for the three months ended December 31, 2012. Interest expense results from outstanding debt balances and debt premium and discount amortization.

•

Change in Fair Value of Debt Conversion Option. The income (expense) associated with the change in fair value of the debt conversion option was $112,000 and ($384,000) for the three months ended December 31, 2012 and 2011, respectively. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

•

Net Write-offs Upon Conversion (Option and Unamortized Premium or Discount). Net write-offs upon conversion were ($182,000) during the six months ended December 31, 2011. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the debt conversion option and any unamortized debt premium or discount. During the six months ended December 31, 2012 there was no conversion of convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $29.2 million and $35.5 million at December 31, 2012 and June 30, 2012, respectively. During the three months ended December 31, 2012, net cash used in operations amounted to $7.3 million. As of December 31, 2012, we had an accumulated deficit of $190.2 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•

The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2012 was $9.4 million net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•

The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at December 31, 2012.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of December 31, 2012. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

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

As of December 31, 2012, PFG has provided us the following three loans totaling $5.0 million that are outstanding: (i) a $3.5 million loan dated June 30, 2011 with a conversion price of $13.64, (ii) a $500,000 loan dated August 4, 2011, as amended and restated August 24, 2011, with a conversion price of $15.30, and (iii) a $1.0 million loan dated August 24, 2011 with a conversion price of $13.42. At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We have reflected net income of $112,000 for the six months ended December 31, 2012 as a component of interest and other, net on the accompanying statement of operations, which represents the change in fair value of the conversion options on all outstanding loans. The balance outstanding under the loan and security agreement at December 31, 2012 was $5.5 million including the net unamortized premium associated with the warrants. The net unamortized premium associated with warrants issued to PFG in connection with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants at December 31, 2012. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

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

On February 1, 2013, PFG converted the $1.0 million loan dated August 24, 2011 into 74,516 shares of our common stock. On February 6, 2013, PFG converted $500,000 of the $3.5 million loan dated June 30, 2011 into 36,657 shares of our common stock. On February 7, 2013, PFG provided us with a new loan under the existing loan and security agreement of $1.0 million with a conversion price of $15.26, which equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date.

Cash and Cash Equivalents. Cash and cash equivalents were $29.2 million at December 31, 2012 and $35.5 million at June 30, 2012. The decrease is primarily attributable to net cash used in operating and financing activities during the six months ended December 31, 2012.

Operating Activities. Net cash used in operating activities was $7.3 million and $6.2 million for the six months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, we had a net loss of $11.0 million and $8.0 million, respectively. Significant changes in working capital during these periods included:

•

Cash provided by accounts receivable of $494,000 and $824,000 during the six months ended December 31, 2012 and 2011, respectively. Cash provided by accounts receivable was primarily due to a change in the amount and timing of revenue during the six months ended December 31, 2012 and 2011.

•

Cash used in inventories of ($100,000) and ($2.1 million) during the six months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012, the amount of cash used in inventories was primarily due to the timing of inventory purchases and sales. For the six months ended December 31, 2011, cash used in inventories was primarily due to the recent addition of the Stealth 360° product line, and the timing of inventory purchases and sales.

•

Cash provided by prepaid expenses and other assets of $581,000 and $53,000 during the six months ended December 31, 2012 and 2011, respectively. Cash provided by prepaid expenses and other assets was primarily due to payment timing of vendor deposits and other expenditures.

•

Cash (used in) provided by accounts payable of ($799,000) and $452,000 during the six months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, cash (used in) provided by accounts payable was due to timing of purchases and vendor payments.

•

Cash used in accrued expenses and other liabilities of ($405,000) and ($1.1) million during the six months ended December 31, 2012 and 2011, respectively. For both periods, cash used in accrued expenses and other liabilities was primarily due to the amount and timing of payments.

Investing Activities. Net cash used in investing activities was ($784,000) and ($638,000) for the six months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, cash used in investing activities entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $1.8 million and $10.2 million for the six months ended December 31, 2012 and 2011, respectively.

For the six months ended December 31, 2012, cash provided by (used in) financing activities included:

•	Proceeds from employee stock purchase plan of $761,000.

•	Exercise of stock options and warrants of $3.4 million.

•	Payment on long-term debt of $2.4 million.

For the six months ended December 31, 2011, cash provided by (used in) financing activities included:

•	Proceeds from employee stock purchase plan of $669,000.

•	Exercise of stock options and warrants of $3.6 million.

•	Proceeds from long-term debt of $7.9 million.

•	Payment on long-term debt of $1.9 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. As of December 31, 2012, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; however, additional capital may be raised to accelerate our market expansion. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2012	2011
Loss from operations	$(10,328)	$(6,759)
Add: Stock-based compensation	3,440	2,719
Add: Depreciation and amortization	447	448

Adjusted EBITDA	$(6,441)	$(3,592)

The decline in Adjusted EBITDA of $2.8 million, or 79.3%, is primarily the result of an increase in the loss from operations. The loss from operations was impacted by increases in operating expenses and an increase in stock compensation expense as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $721,000, or 26.5%, from $2.7 million for the six months ended December 31, 2011 to $3.4 million for the six months ended December 31, 2012. Stock-based compensation increased as a result of vesting of previously granted share awards with a higher grant date fair value, and the granting of performance based restricted stock awards with accelerated vesting periods.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our products for coronary use; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin for the remainder of 2013 will be similar to the three months ended December 31, 2012; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than amounts incurred for the three months ended December 31, 2012; our dividend expectations; our expectations regarding the effect of the recently enacted medical device tax; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2012 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

Our financial performance may be adversely affected by medical device tax provisions in the health care reform legislation.

The imposition of the 2.3% medical device excise tax enacted as part of the comprehensive health care reform legislation may require us to identify ways to reduce spending in other areas or raise additional capital to offset the expected increased expense. We do not expect to be able to pass along the cost of the tax to our customers or to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The level of difficulty in terms of complying with the medical device tax will depend on the regulations put forth by the U.S. Department of Treasury. Accordingly, while it is still too early to fully understand and predict the ultimate impact of the law on our business, ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2012, we had three cashless exercises of unregistered warrants. We issued an aggregate of 26,032 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire an aggregate of 104,918 shares at an exercise price of $8.83 per share. The issuances occurred on October 19, 2012 (as to 628 shares), November 8, 2012 (as to 24,260 shares) and November 9, 2012 (as to 1,144 shares).

The issuances of these shares were exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits — See Exhibit Index on page following signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2013		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

CARDIOVASCULAR SYSTEMS, INC.

FORM 10-Q

Exhibit No.	Description

10.1†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and David L. Martin.

10.2†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and Laurence L. Betterley.

10.3†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and Kevin J. Kenny.

10.4†	Amendment to Executive Officer Severance Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

*	Furnished herewith.
†	Compensatory plan or arrangement.