Form 10-Q
period 2013-03-31
Cardiovascular Systems Inc
filed 2013-05-09
CIK 1180145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2013 was: Common Stock, $0.001 par value per share, 24,041,826 shares.

Cardiovascular Systems, Inc.

Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$69,932	$35,529
Accounts receivable, net	15,187	13,644
Inventories	6,796	7,061
Prepaid expenses and other current assets	778	1,536

Total current assets	92,693	57,770
Property and equipment, net	2,532	2,163
Patents, net	3,066	2,635
Debt conversion option and other assets	742	556

Total assets	$99,033	$63,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,928	$4,678
Accounts payable	6,183	5,610
Deferred grant incentive	176	302
Accrued expenses	8,668	7,262

Total current liabilities	19,955	17,852

Long-term liabilities
Long-term debt, net of current maturities	8,851	12,842
Other liabilities	242	241

Total long-term liabilities	9,093	13,083

Total liabilities	29,048	30,935

Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2013 and June 30, 2012; issued and outstanding 23,964,376 at March 31, 2013 and 20,089,556 at June 30, 2012, respectively	24	20
Additional paid in capital	257,474	201,793
Common stock warrants	8,921	9,614
Accumulated deficit	(196,434)	(179,238)

Total stockholders’ equity	69,985	32,189

Total liabilities and stockholders’ equity	$99,033	$63,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$26,474	$21,205	$75,076	$59,583
Cost of goods sold	6,241	5,132	17,453	14,038

Gross profit	20,233	16,073	57,623	45,545

Expenses
Selling, general and administrative	21,650	16,809	62,091	47,892
Research and development	3,993	2,985	11,270	8,133

Total expenses	25,643	19,794	73,361	56,025

Loss from operations	(5,410)	(3,721)	(15,738)	(10,480)
Interest and other, net	(809)	(470)	(1,458)	(1,705)

Net loss and comprehensive loss	$(6,219)	$(4,191)	$(17,196)	$(12,185)

Net loss and comprehensive loss per common share:
Basic and Diluted	$(0.29)	$(0.23)	$(0.82)	$(0.69)

Weighted average common shares used in computation:
Basic and Diluted	21,488,879	17,977,819	20,857,124	17,746,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(17,196)	$(12,185)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	638	636
Amortization and write-off of patents	144	40
Provision (recoveries) for doubtful accounts	155	(30)
Amortization of (premium) discount on debt, net	(45)	(47)
Debt conversion and valuation of conversion options, net	343	636
Stock-based compensation	5,316	3,919
Changes in assets and liabilities
Accounts receivable	(1,698)	294
Inventories	265	(2,006)
Prepaid expenses and other assets	981	314
Accounts payable	451	(109)
Accrued expenses and other liabilities	1,282	71

Net cash used in operations	(9,364)	(8,467)

Cash flows from investing activities
Expenditures for property and equipment	(885)	(510)
Costs incurred in connection with patents	(575)	(385)

Net cash used in investing activities	(1,460)	(895)

Cash flows from financing activities
Proceeds from employee stock purchase plan	761	669
Exercise of stock options and warrants	5,345	4,039
Proceeds from the issuance of common stock, net of issuance costs	38,221	—
Proceeds from the issuance of long-term debt	4,500	7,885
Payments on long-term debt	(3,600)	(1,935)

Net cash provided by financing activities	45,227	10,658

Net change in cash and cash equivalents	34,403	1,296
Cash and cash equivalents
Beginning of period	35,529	21,159

End of period	$69,932	$22,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the nine months ended March 31, 2013 and 2012)

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

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s primary products, the Stealth 360° PAD System, the Diamondback 360° PAD System, and the Predator 360° PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. The Company is also pursuing approval of its products for coronary use.

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

The fair value guidance classifies inputs into the following hierarchy:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of March 31, 2013. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2012	$484
Conversion of $4,500 of convertible notes	(551)
Issuance of $4,500 in convertible notes	412
Change in conversion option valuation	208

Balance at March 31, 2013	$553

The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth (described in Note 4) and has been included as a component of debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the debt conversion option included various inputs including expected volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. The following assumptions were utilized in determining the fair value at March 31, 2013:

March 31, 2013
Risk-free interest rate	0.28%
Contractual term	2.14 years
Expected volatility	52.30%

As of March 31, 2013, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.

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

At March 31, 2013 and June 30, 2012, respectively, inventories were comprised of the following:

	March 31, 2013	June 30, 2012
Inventories
Raw materials	$2,651	$2,558
Work in process	612	1,022
Finished goods	3,533	3,481

	$6,796	$7,061

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•

The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at March 31, 2013 was $8,186 net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•

The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at March 31, 2013.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. The Company was in compliance with all financial covenants as of March 31, 2013. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on the Company’s financial status or otherwise. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

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

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, and June 30, 2012. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part.

As of March 31, 2013, PFG has provided the Company with the following five loans totaling $5,000 that are outstanding:

Date of Loan	Amount of Loan	Conversion Price
August 4, 2011 (as amended August 24, 2011)	$500	$15.30
February 7, 2013	$1,000	$15.26
February 19, 2013	$1,500	$15.53
February 27, 2013	$1,500	$15.80
March 6, 2013	$500	$15.94

At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded a benefit of $208 for the nine months ended March 31, 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. The balance outstanding under the loan and security agreement at March 31, 2013 was $5,343 including the net unamortized premium. The net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

In February 2013, PFG converted various loans, as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
February 1, 2013	$1,000	74,516
February 7, 2013	$500	36,657
February 11, 2013	$1,000	73,314
February 20, 2013	$1,000	73,314
February 21, 2013	$500	36,657
February 26, 2013	$500	36,657

Following these conversions, PFG provided us with new loans under the existing loan and security agreement, included in the table of outstanding loans above.

The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. The Company was in compliance with all financial covenants at March 31, 2013. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

As of March 31, 2013, debt maturities were as follows:

Three months ending June 30, 2013	$1,200
2014	5,050
2015	7,400

Total	$13,650
Less: Current Maturities	(4,928)

Long-Term Debt (excluding net unamortized premium)	$8,722
Add: Net Unamortized Premium	129

Long-term debt	$8,851

5. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest expense, net of premium amortization	$(327)	$(364)	$(1,043)	$(988)
Interest income	4	1	19	3
Change in fair value of conversion option	96	(70)	208	(453)
Net write-offs upon conversion (option and unamortized premium)	(551)	—	(551)	(182)
Other	(31)	(37)	(91)	(85)

Total	$(809)	$(470)	$(1,458)	$(1,705)

6. Equity Offering

On March 25, 2013, the Company, in a registered underwritten public offering, sold 2,300,000 shares of its common stock at $17.60 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and estimated expenses, were $38,221.

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

All outstanding options are fully vested at March 31, 2013. Vested options must be exercised at or within 90 days of termination to avoid forfeiture.

Stock option activity for the nine months ended March 31, 2013 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2012	2,371,198	$10.31
Options exercised	(445,285)	$11.98
Options forfeited or expired	(97,581)	$12.49

Options outstanding at March 31, 2013	1,828,332	$9.79

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards generally ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

On August 13, 2012, the Company granted performance based restricted stock awards to certain executives. The awards included a grant of 67,854 shares that vest based on total shareholder return during periods within fiscal 2013 compared to a pre-determined peer group of companies, and a grant of 67,854 shares that vest based on annual revenue growth during fiscal 2013 compared to a pre-determined peer group of companies. The amount of shares to vest at June 30, 2013 under both grants is an estimate based on the Company’s performance compared to the median of the pre-determined peer group and the Company expects the awards to be fully vested under the plan.

Restricted stock award activity for the nine months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2012	1,244,830	$9.08
Restricted stock awards granted	769,973	$10.62
Restricted stock awards forfeited	(113,682)	$9.24
Restricted stock awards vested	(453,923)	$8.66

Restricted stock awards outstanding at March 31, 2013	1,447,198	$9.28

8. Common Stock Warrants

Common stock warrant activity for the nine months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Common stock warrants outstanding at June 30, 2012	2,457,433	$9.00
Common stock warrants exercised	(165,621)	$9.31

Common stock warrants outstanding at March 31, 2013	2,291,812	$8.96

9. Texas Production Facility

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

In order to retain all of the cash incentives, the Company must create, fill and maintain no fewer than 25 jobs at the Texas facility by March 31, 2013 and must maintain at least that minimum number of jobs through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of March 31, 2013, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of March 31, 2013, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of March 31, 2013, the deferred grant incentive liabilities have been reduced by $3,500 in cumulative expenses, resulting in a remaining current liability of $176 and long-term liability of $149.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended March 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator
Net loss	$(6,219)	$(4,191)	$(17,196)	$(12,185)
Denominator
Weighted average common shares – basic	21,488,879	17,977,819	20,857,124	17,746,558
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—	—	—

Weighted average common shares outstanding – diluted	21,488,879	17,977,819	20,857,124	17,746,558

Net loss per common share — basic and diluted	$(0.29)	$(0.23)	$(0.82)	$(0.69)

(a)	At March 31, 2013 and 2012, 2,291,812 and 2,433,488 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(b)	At March 31, 2013 and 2012, 1,828,332 and 2,427,810 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
(c)	At March 31, 2013 and 2012, 321,102 and 363,794 additional shares of common stock are issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We were granted 510(k) clearance of the Predator 360° in March 2009 and Stealth 360° in March 2011. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump used with our Stealth 360° product and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. Supplemental products are purchased from third-party suppliers. On March 15, 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries.

As of March 31, 2013, we had an accumulated deficit of $196.4 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and preparation for a potential coronary application. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
($ in thousands)	2013	2012	Percent Change	2013	2012	Percent Change
Revenues	$26,474	$21,205	24.8%	$75,076	$59,583	26.0%
Cost of goods sold	6,241	5,132	21.6	17,453	14,038	24.3

Gross profit	20,233	16,073	25.9	57,623	45,545	26.5

Expenses:
Selling, general and administrative	21,650	16,809	28.8	62,091	47,892	29.6
Research and development	3,993	2,985	33.8	11,270	8,133	38.6

Total expenses	25,643	19,794	29.5	73,361	56,025	30.9

Loss from operations	(5,410)	(3,721)	45.4	(15,738)	(10,480)	50.2
Interest and other, net	(809)	(470)	71.9	(1,458)	(1,705)	(14.5)

Net loss	$(6,219)	$(4,191)	48.4	$(17,196)	$(12,185)	41.1

Comparison of Three Months Ended March 31, 2013 with Three Months Ended March 31, 2012

Revenues. Revenues increased by $5.3 million, or 24.8%, from $21.2 million for the three months ended March 31, 2012 to $26.5 million for the three months ended March 31, 2013. This increase was attributable to a $4.3 million, or 23.1%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold. The sales of supplemental products and other revenue also increased $935,000, or 38.9%, primarily from additional sales of Asahi guidewires and also our Viper line of ancillary products.

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

Cost of Goods Sold. Cost of goods sold increased by $1.1 million, or 21.6%, from $5.1 million for the three months ended March 31, 2012 to $6.2 million for the three months ended March 31, 2013. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, and a higher mix of Stealth 360° sales which currently carry higher unit costs than our other PAD systems. Also, the ramp up of our manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the three months ended March 31, 2013 and 2012 includes $110,000 and $69,000, respectively, for stock-based compensation. We expect that gross margin in the remainder of fiscal 2013 will be similar to the three months ended March 31, 2013. Quarterly fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $4.9 million, or 28.8%, from $16.8 million for the three months ended March 31, 2012 to $21.7 million for the three months ended March 31, 2013. Our selling, general and administrative expenses for the three months ended March 31, 2013 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, higher stock-based compensation and the medical device tax, which became effective January 1, 2013, resulting in an expense of $466,000. Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 includes $1.5 million and $1.0 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization, medical education programs to further commercialize our products, and preparation for a potential future coronary application.

Research and Development Expenses. Research and development expenses increased by $1.0 million, or 33.8%, from $3.0 million for the three months ended March 31, 2012 to $4.0 million for the three months ended March 31, 2013. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase related mainly to the advancement of the ORBIT II coronary trial and the related expansion of clinical headcount. Research and development expenses for the three months ended March 31, 2013 and 2012 includes $226,000 and $110,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended March 31, 2013. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, increased $339,000, from $470,000 for the three months ended March 31, 2012 to $809,000 for the three months ended March 31, 2013. The significant components of interest and other expense during these periods included:

•

Interest Expense. Interest expense decreased by $37,000, from $364,000 for the three months ended March 31, 2012 to $327,000 the three months ended March 31, 2013. Interest expense results from outstanding debt balances and debt premium and discount amortization and decreased due to reductions in principal balance outstanding.

•

Change in Fair Value of Debt Conversion Option. The income (expense) associated with the change in fair value of the debt conversion option was ($70,000) for the three months ended March 31, 2012 and $96,000 for the three months ended March 31, 2013. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

•

Net Write-offs Upon Conversion (Option and Unamortized Premium). Net write-offs upon conversion were $551,000 during the three months ended March 31, 2013. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the debt conversion option and any unamortized debt premium or discount. There were no write-offs during the three months ended March 31, 2012.

Comparison of Nine Months Ended March 31, 2013 with Nine Months Ended March 31, 2012

Revenues. Revenues increased by $15.5 million, or 26.0%, from $59.6 million for the nine months ended March 31, 2012 to $75.1 million for the nine months ended March 31, 2013. This increase was attributable to a $13.0 million, or 24.6%, increase in revenue generated from the sale of PAD Systems, primarily from an increased number of devices sold. Supplemental product and other revenues increased by $2.5 million, or 36.7%, from $6.7 million for the nine months ended March 31, 2012, to $9.2 million for the nine months ended March 31, 2013, primarily from additional sales of both Asahi guidewires and also our Viper product line of ancillary products.

Cost of Goods Sold. Cost of goods sold increased by $3.5 million, or 24.3%, from $14.0 million for the nine months ended March 31, 2012 to $17.5 million for the nine months ended March 31, 2013. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, and a higher mix of Stealth 360° sales which currently carry higher unit costs than our other PAD systems. Also, the ramp up of our manufacturing facility in Texas for additional production capacity has temporarily increased production costs. Cost of goods sold for the nine months ended March 31, 2013 and 2012 includes $321,000 and $217,000, respectively, for stock-based compensation.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $14.2 million, or 29.6%, from $47.9 million for the nine months ended March 31, 2012 to $62.1 million for the nine months ended March 31, 2013. Our selling, general and administrative expenses for the nine months ended March 31, 2013 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, higher stock-based compensation and the medical device tax, which became effective January 1, 2013, resulting in an expense of $466,000. Selling, general and administrative expenses for the nine months ended March 31, 2013 and 2012 includes $4.4 million and $3.4 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $3.2 million, or 38.6%, from $8.1 million for the nine months ended March 31, 2012 to $11.3 million for the nine months ended March 31, 2013. Research and development expenses relate to specific projects to improve our product or expand into new markets, such as the development of new versions of the PAD Systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase was related to the advancement of the Orbit II coronary trial and the related expansion of clinical headcount. Research and development expenses for the nine months ended March 31, 2013 and 2012 includes $573,000 and $336,000, respectively, for stock-based compensation.

Interest and Other, Net. Interest and other expense, net, decreased by $247,000, from $1.7 million for the nine months ended March 31, 2012 to $1.5 million for the nine months ended March 31, 2013. The significant components of interest and other expense during these periods included:

•

Interest Expense. Interest expense increased by $55,000, from $988,000 for the nine months ended March 31, 2012 to $1.0 million for the nine months ended March 31, 2013. Interest expense results from outstanding debt balances and debt premium and discount amortization and increased due to increases in principal balance outstanding.

•

Change in Fair Value of Debt Conversion Option. The income (expense) associated with the change in fair value of the debt conversion option was $208,000 and ($453,000) for the nine months ended March 31, 2013 and 2012, respectively. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

•

Net Write-offs Upon Conversion (Option and Unamortized Premium). Net write-offs upon conversion were ($551,000) and ($182,000) during the nine months ended March 31, 2013 and 2012, respectively. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the debt conversion option and any unamortized debt premium or discount.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $69.9 million and $35.5 million at March 31, 2013 and June 30, 2012, respectively. During the nine months ended March 31, 2013, net cash used in operations amounted to $9.4 million. As of March 31, 2013, we had an accumulated deficit of $196.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•

The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at March 31, 2013 was $8.2 million net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•

The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at March 31, 2013.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios, and certain three-month EBITDA targets. We were in compliance with all financial covenants as of March 31, 2013. The agreement also includes subjective acceleration clauses that permit Silicon Valley Bank to accelerate the due date under certain circumstances, including, but not limited to, material adverse effects on our financial status or otherwise. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.

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

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, and June 30, 2012. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part.

As of March 31, 2013, PFG has provided us with the following five loans totaling $5.0 million that are outstanding:

Date of Loan	Amount of Loan	Conversion Price
August 4, 2011 (as amended August 24, 2011)	$500,000	$15.30
February 7, 2013	$1.0 million	$15.26
February 19, 2013	$1.5 million	$15.53
February 27, 2013	$1.5 million	$15.80
March 6, 2013	$500,000	$15.94

At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded a benefit of $208,000 for the nine months ended March 31, 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on our statement of operations. The balance outstanding under the loan and security agreement at March 31, 2013 was $5.3 million including the net unamortized premium. The net unamortized premium in connection with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

In February 2013, PFG converted various loans, as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
February 1, 2013	$1.0 million	74,516
February 7, 2013	$500,000	36,657
February 11, 2013	$1.0 million	73,314
February 20, 2013	$1.0 million	73,314
February 21, 2013	$500,000	36,657
February 26, 2013	$500,000	36,657

Following these conversions, PFG provided us with new loans under the existing loan and security agreement, included in the table of outstanding loans above.

The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios and certain three-month EBITDA targets. We were in compliance with all financial covenants at March 31, 2013. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

Equity Offering

On March 25, 2013, we, in a registered underwritten public offering, sold 2,300,000 shares of our common stock at $17.60 per share. Net proceeds to us, after deducting underwriting discounts, commissions, and estimated expenses, were $38.2 million.

We intend to use the net proceeds from the offering for working capital and general corporate purposes, which may include, but not be limited to:

•	the funding of clinical trials and studies;

•	expanding our sales and marketing organization in preparation for commercialization of our coronary application;

•	physician education and awareness programs;

•	funding the commercialization of our coronary application if approved by the FDA;

•	expansion into international markets;

•	development of new products; and

•	repayment of indebtedness with Silicon Valley Bank and Partners for Growth.

We may also use a portion of the net proceeds from the offering for the potential acquisition of businesses, technologies and products, although we have no current understandings, commitments or arrangements to do so.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the offering. Accordingly, we will retain broad discretion over the use of these proceeds. Pending these uses, we intend to invest the net proceeds in investment-grade, interest-bearing securities.

Cash and Cash Equivalents. Cash and cash equivalents were $69.9 million at March 31, 2013 and $35.5 million at June 30, 2012. The increase is primarily attributable to net cash provided by financing activities during the nine months ended March 31, 2013, partially offset by net cash used in operating activities.

Operating Activities. Net cash used in operating activities was $9.4 million and $8.5 million for the nine months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, we had a net loss of $17.2 million and $12.2 million, respectively. Significant changes in working capital during these periods included:

•

Cash (used in) provided by accounts receivable of ($1.7) million and $294,000 during the nine months ended March 31, 2013 and 2012, respectively. Cash (used in) provided by accounts receivable was primarily due to a change in the amount and timing of revenue during the nine months ended March 31, 2013 and 2012.

•

Cash provided by (used in) inventories of $265,000 and ($2.0) million during the nine months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013, the amount of cash provided by inventories was primarily due to the timing of inventory purchases, production cycles, and sales. For the nine months ended March 31, 2012, cash used in inventories was primarily due to the recent addition of the Stealth 360° product line, and the timing of inventory purchases and sales.

•

Cash provided by prepaid expenses and other assets of $981,000 and $314,000 during the nine months ended March 31, 2013 and 2012, respectively. Cash provided by prepaid expenses and other assets was primarily due to payment timing of vendor deposits and other expenditures.

•

Cash provided by (used in) accounts payable of $451,000 and ($109,000) during the nine months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, cash provided by (used in) accounts payable was due to timing of purchases and vendor payments.

•

Cash provided by accrued expenses and other liabilities of $1.3 million and $71,000 during the nine months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, cash provided by accrued expenses and other liabilities was primarily due to the amount and timing of accrued payroll and compensation payments.

Investing Activities. Net cash used in investing activities was ($1.5) million and ($895,000) for the nine months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, cash used in investing activities entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $45.2 million and $10.7 million for the nine months ended March 31, 2013 and 2012, respectively.

For the nine months ended March 31, 2013, cash provided by (used in) financing activities included:

•	Proceeds from employee stock purchase plan of $761,000.

•	Exercise of stock options and warrants of $5.3 million.

•	Proceeds from the issuance of common stock of $38.2 million.

•	Proceeds from the issuance of long-term debt of $4.5 million.

•	Payment on long-term debt of ($3.6) million.

For the nine months ended March 31, 2012, cash provided by (used in) financing activities included:

•	Proceeds from employee stock purchase plan of $669,000.

•	Exercise of stock options and warrants of $4.0 million.

•	Proceeds from the issuance of long-term debt of $7.9 million.

•	Payment on long-term debt of ($1.9) million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. As of March 31, 2013, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; however, additional capital may be raised to accelerate our market expansion. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2013	2012
Loss from operations	$(15,738)	$(10,480)
Add: Stock-based compensation	5,316	3,919
Add: Depreciation and amortization	688	676

Adjusted EBITDA	$(9,734)	$(5,885)

The decline in Adjusted EBITDA of $3.8 million, or 65.4%, is primarily the result of an increase in the loss from operations. The loss from operations was impacted by increases in operating expenses and an increase in stock compensation expense as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $1.4 million, or 35.6%, from $3.9 million for the nine months ended March 31, 2012 to $5.3 million for the nine months ended March 31, 2013. Stock-based compensation increased as a result of vesting of previously granted share awards with a higher grant date fair value, and the granting of performance based restricted stock awards with accelerated vesting periods.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including approval of our products for coronary use; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin for the remainder of 2013 will be similar to the three months ended March 31, 2013; our plans to continue to expand our sales and marketing efforts; our expectation that we will incur research and development expenses in future quarters at amounts higher than amounts incurred for the three months ended March 31, 2013; our dividend expectations; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2013 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2013, and not previously reported, we issued to Partners for Growth III, L.P. (“PFG”) a senior convertible promissory note with a principal amount of $500,000, pursuant to the terms of the loan agreement described at Part I, Item 2 under the heading “Loan and Security Agreement with Partners for Growth.” At any time prior to the maturity date of April 15, 2015, PFG, may at its option, convert any amount of the note into shares of our common stock at the rate $15.94 per share, which equals the ten-day volume weighted average price per share of our common stock prior to the date of the note. We issued the note pursuant to Rule 506 of Regulation D promulgated under the Securities Act. PFG represented that it is and accredited investor.

During the three months ended March 31, 2013, and not previously reported, we had 12 cashless exercises of unregistered warrants. We issued an aggregate of 9,713 shares of common stock pursuant to the cashless exercise of unregistered warrants to acquire an aggregate of 18,611 shares at an exercise price of $8.83 per share.

The issuances occurred on February 26, 2013 (as to 657 shares), March 7, 2013 (as to 301 shares), March 19, 2013 (as to 344 shares), March 20, 2013 (as to 343 shares), March 23, 2013 (as to 724 shares), March 25, 2013 (as to 1,618 shares), March 26, 2013 (as to 1,192, 757, and 297 shares), and March 27, 2013 (as to 404, 2,038, and 938 shares). The issuances of these shares were exempt from registration by virtue of Section 3(a)(9) of the Securities Act. In addition, during the three months ended March 31, 2013, and not previously reported, we issued 1,366 shares of common stock pursuant to the cash exercise of an unregistered warrant having an exercise price of $8.83 per share. We issued the shares pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The warrant holder represented that it is an accredited investor.

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

Dated: May 9, 2013		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

CARDIOVASCULAR SYSTEMS, INC.

FORM 10-Q

Exhibit No.	Description

10.1	Underwriting Agreement, dated March 19, 2013 (1).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Report on Form 8-K filed on March 20, 2013.
*	Furnished herewith.