Form 10-Q
period 2013-09-30
Cardiovascular Systems Inc
filed 2013-11-04
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File No. 000-52082
 ____________________________________________________
CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

Delaware	No. 41-1698056
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
651 Campus Drive
St. Paul, Minnesota 55112-3495
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (651) 259-1600
  ____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2013 was: Common Stock, $0.001 par value per share, 25,702,393 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$63,227	$67,897
Accounts receivable, net	15,271	14,730
Inventories	8,266	6,243
Prepaid expenses and other current assets	1,231	959
Total current assets	87,995	89,829
Property and equipment, net	3,022	2,999
Patents, net	3,418	3,219
Debt conversion option and other assets	685	850
Total assets	$95,120	$96,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,074	$5,095
Accounts payable	8,520	7,230
Deferred grant incentive	151	156
Accrued expenses	10,209	9,932
Total current liabilities	23,954	22,413
Long-term liabilities
Long-term debt, net of current maturities	5,742	7,472
Other liabilities	153	180
Total long-term liabilities	5,895	7,652
Total liabilities	29,849	30,065
Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2013 and June 30, 2013; issued and outstanding 25,220,534 at September 30, 2013 and 24,382,025 at June 30, 2013, respectively	25	24
Additional paid in capital	269,725	261,722
Common stock warrants	6,088	8,361
Accumulated deficit	(210,567)	(203,275)
Total stockholders’ equity	65,271	66,832
Total liabilities and stockholders’ equity	$95,120	$96,897
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues	$29,766	$23,293
Cost of goods sold	6,864	5,254
Gross profit	22,902	18,039
Expenses
Selling, general and administrative	25,371	20,023
Research and development	4,378	3,222
Total expenses	29,749	23,245
Loss from operations	(6,847)	(5,206)
Interest and other, net	(445)	(4)
Net loss and comprehensive loss	$(7,292)	$(5,210)
Net loss and comprehensive loss per common share:
Basic and Diluted	$(0.29)	$(0.26)
Weighted average common shares used in computation:
Basic and Diluted	24,751,368	20,397,004
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,292)	$(5,210)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	293	204
Amortization and write-off of patents	28	34
Provision for doubtful accounts	90	80
Amortization of (premium) discount on debt, net	(8)	(21)
Debt conversion and valuation of conversion options, net	142	(388)
Stock-based compensation	2,300	1,755
Changes in assets and liabilities
Accounts receivable	(631)	97
Inventories	(2,023)	99
Prepaid expenses and other assets	11	401
Accounts payable	1,329	(156)
Accrued expenses and other liabilities	143	1,313
Net cash used in operations	(5,618)	(1,792)
Cash flows from investing activities
Expenditures for property and equipment	(287)	(164)
Costs incurred in connection with patents	(124)	(160)
Net cash used in investing activities	(411)	(324)
Cash flows from financing activities
Exercise of stock options and warrants	2,559	—
Payments on long-term debt	(1,200)	(1,200)
Net cash provided by (used in) financing activities	1,359	(1,200)
Net change in cash and cash equivalents	(4,670)	(3,316)
Cash and cash equivalents
Beginning of period	67,897	35,529
End of period	$63,227	$32,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three months ended ended September 30, 2013 and 2012)
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
The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360° PAD System, Diamondback 360° PAD System, and Predator 360° PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives.
In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval.

2. Summary of Significant Accounting Policies
Interim Financial Statements
The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 11, 2013. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of September 30, 2013. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2013	$716
Conversion of convertible notes	(81)
Change in conversion option valuation	(61)
Balance at September 30, 2013	$574
The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth III, L.P. (described in Note 4) and has been included as a component of debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model used to determine the value of the debt conversion option included various inputs including expected volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. The following assumptions were utilized in determining the fair value at September 30, 2013:

September 30, 2013
Risk-free interest rate	0.30%
Contractual term	1.54 years
Expected volatility	51.61%
As of September 30, 2013, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments. The carrying amount of long-term debt approximates fair value based on interest rates currently available for debt with similar terms and maturities.
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

At September 30, 2013 and June 30, 2013, respectively, inventories were comprised of the following:

	September 30, 2013	June 30, 2013
Inventories
Raw materials	$3,146	$2,477
Work in process	739	688
Finished goods	4,381	3,078
	$8,266	$6,243
4. Debt
Loan and Security Agreement with Silicon Valley Bank
On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase the size of the facility, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, and on May 10, 2013 to modify financial covenants. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•
The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a maturity of 36 months, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2013 was $5,847 net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•
The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at September 30, 2013.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants as of September 30, 2013. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
Loan and Security Agreement with Partners for Growth
On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part.

As of September 30, 2013, PFG has provided the Company with the following four loans totaling $4,500 that are outstanding:

Date of Loan	Amount of Loan	Conversion Price
February 7, 2013	$1,000	$15.26
February 19, 2013	$1,500	$15.53
February 27, 2013	$1,500	$15.80
March 6, 2013	$500	$15.94
At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company’s common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an expense of $61 for the three months ended September 30, 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. The balance outstanding under the loan and security agreement at September 30, 2013 was $4,719 including the net unamortized premium. The net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.
For the three months ended September 30, 2013, PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500	32,679
The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at September 30, 2013. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
As of September 30, 2013, debt maturities were as follows:

Nine months ended June 30, 2014	$3,850
2015	6,900
Total	$10,750
Less: Current Maturities	(5,074)
Long-Term Debt (excluding net unamortized premium)	$5,676
Add: Net Unamortized Premium	66
Long-term debt	$5,742
Subsequent to September 30, 2013, PFG converted the $1,000 loan dated February 7, 2013 for 65,530 shares of the Company's common stock at a conversion price of $15.26 and the $1,500 loan dated February 19, 2013 for 96,586 shares of the Company’s common stock at a conversion price of $15.53.

5. Interest and Other, Net
Interest and other, net, includes the following:

	Three Months Ended September 30,
	2013	2012
Interest expense, net of premium amortization	$(281)	$(370)
Interest income	7	9
Change in fair value of conversion option	(61)	388
Net write-offs upon conversion (option and unamortized premium)	(81)	—
Other	(29)	(31)
Total	$(445)	$(4)
6. Stock Options and Restricted Stock Awards
The Company has a 2007 Equity Incentive Plan (the “2007 Plan”), which was assumed from CSI-MN, under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors; and also in connection with the merger the Company assumed options and restricted stock awards granted by CSI-MN under its 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified stock options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the approval of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan, but with the approval of the 2007 Plan no additional options will be granted under it.
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
As of September 30, 2013, all outstanding options were fully vested. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture.
Stock option activity for the three months ended September 30, 2013 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2013	1,739,663	$9.79
Options exercised	(82,889)	$9.52
Options outstanding at September 30, 2013	1,656,774	$9.81

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

The fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards generally ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.
On September 4, 2013, the Company granted performance based restricted stock awards to certain executives. The performance based awards included grants of an aggregate of 53,566 shares that vest based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2014 compared to a pre-determined peer group of companies, and grants of an aggregate of 53,566 shares that vest based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2014 compared to a pre-determined peer group of companies.
On July 24, 2013, the Company also granted performance based restricted stock awards comprising of 16,964 shares to certain executives for over-attainment of fiscal 2013 total shareholder return measures compared to a pre-determined peer group of companies. On September 11, 2013, the Company also granted performance based restricted stock awards comprising of 16,964 shares to certain executives for over-attainment of fiscal 2013 annual revenue growth measures compared to a pre-determined peer group of companies.  The related expense for the fiscal 2013 performance grants was recorded for the year ended June 30, 2013.
Restricted stock award activity for the three months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2013	1,430,130	$10.78
Restricted stock awards granted	437,237	$14.40
Restricted stock awards forfeited	(37,103)	$10.96
Restricted stock awards vested	(526,729)	$9.70
Restricted stock awards outstanding at September 30, 2013	1,303,535	$12.98
7. Common Stock Warrants
Common stock warrant activity for the three months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Common stock warrants outstanding at June 30, 2013	2,091,718	$8.96
Common stock warrants exercised	(424,237)	$9.15
Common stock warrants outstanding at September 30, 2013	1,667,481	$8.91
Of the 424,237 warrants exercised during the three months ended September 30, 2013, 232,651 were cashless transactions resulting in an increase of $1,137 to additional paid-in capital with a corresponding decrease to common stock warrants.

8. Texas Production Facility
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
The Company and the PEDC entered into a Corporate Job Creation Agreement dated June 17, 2009, which was subsequently amended July 2, 2012. The Job Creation Agreement, as amended, provided the Company with $2,975 in net cash incentive funds. The Company believes it will be able to comply with the conditions specified in the amended agreement. The PEDC will provide the Company with an additional $850 of net cash incentive funds in the following amounts and upon achievement of the following milestones:

•	$425 upon the hiring of the 75th full-time employee at the facility on or before March 31, 2014, and maintaining 75 employees at the facility through March 31, 2015; and

•	$425 upon the hiring of the 125th full-time employee at the facility on or before June 30, 2015, and maintaining 125 employees at the facility through June 30, 2016.

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of September 30, 2013, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.
The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of September 30, 2013, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.
The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of September 30, 2013, the deferred grant incentive liabilities have been reduced by $3,562 in cumulative expenses, resulting in a remaining current liability of $151 and long-term liability of $51.
9. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended September 30,
	2013	2012
Numerator
Net loss	$(7,292)	$(5,210)
Denominator
Weighted average common shares – basic	24,751,368	20,397,004
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—
Weighted average common shares outstanding – diluted	24,751,368	20,397,004
Net loss per common share — basic and diluted	$(0.29)	$(0.26)

(a)
At September 30, 2013 and 2012, 1,667,481 and 2,454,579 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At September 30, 2013 and 2012, 1,656,774 and 2,371,198 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)
At September 30, 2013 and 2012, 288,420 and 363,794 additional shares of common stock were issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our peripheral arterial disease products, the Stealth 360° PAD System (the “Stealth 360°”), the Diamondback 360° PAD System (the “Diamondback 360°”), and the Diamondback Predator 360° PAD System (the “Predator 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We refer to the Stealth 360°, Diamondback 360°, and Predator 360° collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary Orbital Atherectomy System as a treatment for severely calcified coronary arteries.
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
CSI was incorporated in Minnesota in 1989. From 1989 to 1997, we engaged in research and development on several different product concepts that were later abandoned. Since 1997, we have devoted substantially all of our resources to the development of the PAD Systems and Diamondback 360® Coronary Orbital Atherectomy System.
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
We have developed the Diamondback 360® Coronary Orbital Atherectomy System as a treatment for severely calcified coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket application, or PMA, and obtain approval from the FDA. On March 15, 2013, we completed submission of our PMA application to the FDA for our Diamondback 360® Coronary Orbital Atherectomy System as a treatment for severely calcified coronary arteries. On October 21, 2013, the FDA granted us PMA approval for the use of the Diamondback 360® Coronary Orbital Atherectomy System as a treatment for severely calcified coronary arteries. We commenced a controlled commercial introduction of the Diamondback 360® Coronary Orbital Atherectomy System in the United States in late October 2013.
As of September 30, 2013, we had an accumulated deficit of $210.6 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and commence a controlled commercial launch of our Diamondback 360° Coronary Orbital Atherectomy System. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
($ in thousands)	2013	2012	Percent Change
Revenues	$29,766	$23,293	27.8%
Cost of goods sold	6,864	5,254	30.6
Gross profit	22,902	18,039	27.0
Expenses:
Selling, general and administrative	25,371	20,023	26.7
Research and development	4,378	3,222	35.9
Total expenses	29,749	23,245	28.0
Loss from operations	(6,847)	(5,206)	31.5
Interest and other, net	(445)	(4)	11,025.0
Net loss	$(7,292)	$(5,210)	40.0
Comparison of Three Months Ended September 30, 2013 with Three Months Ended September 30, 2012
Revenues. Revenues increased by $6.5 million, or 27.8%, from $23.3 million for the three months ended September 30, 2012 to $29.8 million for the three months ended September 30, 2013. This increase was attributable to a $5.7 million, or 28.0%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold, partially offset by a 4.2% reduction in average selling prices. The sales of supplemental products and other revenue also increased $743,000, or 26.4%, primarily from additional sales of Asahi guidewires and also our Viper line of ancillary products.
Currently, all of our revenues are in the United States; however, we may sell internationally in the future. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate clinical data, commence a controlled commercial launch of our Diamondback 360® Coronary Orbital Atherectomy System, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased by $1.6 million, or 30.6%, from $5.3 million for the three months ended September 30, 2012, to $6.9 million for the three months ended September 30, 2013. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, and a higher mix of Stealth 360° sales which currently carry higher direct unit costs than our other PAD systems. Cost of goods sold for the three months ended September 30, 2013 and 2012 includes $142,000 and $115,000, respectively, for stock-based compensation. Gross margin decreased from 77.4% during the three months ended September 30, 2012, to 76.9% for the three months ended September 30, 2013, which was primarily due to lower average selling prices and a higher mix of Stealth 360° sales, which carries a higher unit cost than its predecessor product, partially offset by lower indirect costs per unit from increased production volumes. We expect that gross margin in the remainder of fiscal 2014 will be similar to the three months ended September 30, 2013. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $5.4 million, or 26.7%, from $20.0 million for the three months ended September 30, 2012 to $25.4 million for the three months ended September 30, 2013. Our selling, general and administrative expenses for the three months ended September 30, 2013 have increased due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, higher stock-based compensation and the medical device tax, which became effective January 1, 2013. Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 include $1.9 million and $1.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization, medical education programs to further commercialize our products, and commencing a controlled commercial launch of our Diamondback 360® Coronary Orbital Atherectomy System.
Research and Development Expenses. Research and development expenses increased by $1.2 million, or 35.9%, from $3.2 million for the three months ended September 30, 2012 to $4.4 million for the three months ended September 30, 2013. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD and coronary systems, shaft designs, crown designs, and PAD and coronary clinical trials. The increase related mainly to additional product development projects and clinical studies which have begun in fiscal 2014, and the related increase in headcount. Research and development expenses for the three months ended September 30, 2013 and 2012 include $217,000 and $183,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and expand into the coronary market with a controlled commercial launch of our Diamondback 360® Coronary Orbital Atherectomy System, we generally expect to incur quarterly research and development expenses significantly above amounts incurred for the three months ended September 30, 2013. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.
Interest and Other, Net. Interest and other expense, net, increased $441,000, from $4,000 for the three months ended September 30, 2012 to $445,000 for the three months ended September 30, 2013. The increase was primarily driven by the income (expense) associated with the change in fair value of the debt conversion option, which was $388,000 for the three months ended September 30, 2012 and $(61,000) for the three months ended September 30, 2013. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $63.2 million and $67.9 million at September 30, 2013 and June 30, 2013, respectively. During the three months ended September 30, 2013, net cash used in operations amounted to $(5.6) million. As of September 30, 2013, we had an accumulated deficit of $210.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.
Loan and Security Agreement with Silicon Valley Bank
On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase the size of the facility, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, and on May 10, 2013 to modify financial covenants. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•
The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at September 30, 2013 was $5.8 million net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender are being amortized over the 36 month maturity period.

•
The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. There was not an outstanding balance on the line of credit at September 30, 2013.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants as of September 30, 2013. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
Loan and Security Agreement with Partners for Growth
On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part.
As of September 30, 2013, PFG has provided us with the following four loans totaling $4.5 million that are outstanding:

Date of Loan	Amount of Loan	Conversion Price
February 7, 2013	$1.0 million	$15.26
February 19, 2013	$1.5 million	$15.53
February 27, 2013	$1.5 million	$15.80
March 6, 2013	$500,000	$15.94
At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded an expense of $61,000 for the three months ended September 30, 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on our statement of operations. The balance outstanding under the loan and security agreement at September 30, 2013 was $4.7 million including the net unamortized premium. The net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender is being amortized over the remaining maturity period.

For the three months ended September 30, 2013, PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500,000	32,679
The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at September 30, 2013. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
Subsequent to September 30, 2013, PFG converted the $1.0 million loan dated February 7, 2013 for 65,530 shares of our common stock at a conversion price of $15.26 and the $1.5 million loan dated February 19, 2013 for 96,586 shares of our common stock at a conversion price of $15.53.
Changes in Liquidity
Cash and Cash Equivalents. Cash and cash equivalents were $63.2 million at September 30, 2013 and $67.9 million at June 30, 2013. The decrease is primarily attributable to net cash used in operations and investing activities during the three months ended September 30, 2013, partially offset by net cash provided by financing activities.
Operating Activities. Net cash used in operating activities was $(5.6) million and $(1.8) million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, we had a net loss of $(7.3) million and $(5.2) million, respectively. Significant changes in working capital during these periods included:
•Cash (used in) provided by accounts receivable of $(631,000) and $97,000 during the three months ended September 30, 2013 and 2012, respectively. Cash (used in) provided by accounts receivable was primarily due to a change in the amount and timing of revenue during the three months ended September 30, 2013 and 2012.
•Cash (used in) provided by inventories of $(2.0) million and $99,000 during the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales and timing of inventory purchases and sales. For the three months ended September 30, 2012, cash provided by inventories was primarily due to the timing of inventory purchases and sales, and reduction in Diamondback 360° and Predator 360° inventory as the conversion to Stealth 360° advanced.
•Cash provided by prepaid expenses and other assets of $11,000 and $401,000 during the three months ended September 30, 2013 and 2012, respectively. Cash provided by prepaid expenses and other assets was primarily due to payment timing of vendor deposits and other expenditures.
•Cash provided by (used in) accounts payable of $1.3 million and $(156,000) during the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, cash provided by (used in) accounts payable was due to timing of purchases and vendor payments.
•Cash provided by accrued expenses and other liabilities of $143,000 and $1.3 million during the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, cash provided by accrued expenses and other liabilities was primarily due to the amount and timing of compensation payments.
Investing Activities. Net cash used in investing activities was $(411,000) and $(324,000) for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, cash used in investing activities entirely related to the purchase of property and equipment and patents.
Financing Activities. Net cash provided by (used in) financing activities was $1.4 million and $(1.2) million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, cash provided by financing activities included proceeds from exercise of stock options and warrants of $2.6 million, partially offset by payments on long-term debt of $1.2 million. For the three months ended September 30, 2012, cash used in financing activities consisted of payments on long-term debt of $1.2 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs and clinical studies, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. As of September 30, 2013, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; however, we may raise additional capital to enable us to accelerate our market expansion or pursue new growth opportunities. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION
To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2013	2012
Loss from operations	$(6,847)	$(5,206)
Add: Stock-based compensation	2,300	1,755
Add: Depreciation and amortization	316	238
Adjusted EBITDA	$(4,231)	$(3,213)
The decline in Adjusted EBITDA of $1.0 million, or 31.6%, is primarily the result of an increase in the loss from operations, partially offset by an increase in stock-based compensation. The loss from operations was impacted by increases in operating expenses as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $545,000, or 31.1%, from $1.8 million for the three months ended September 30, 2012 to $2.3 million for the three months ended September 30, 2013. Stock-based compensation increased as a result of vesting of previously granted share awards with a higher grant date fair value, and the granting of performance based restricted stock awards with accelerated vesting periods.
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
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including coronary use of our products; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the possibility of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin for the remainder of 2014 will be similar to the three months ended September 30, 2013; our plans to continue to expand our sales and marketing efforts; the commercial launch of the Diamondback 360® Coronary Orbital Atherectomy System; our expectation that we will incur research and development expenses in future quarters at amounts significantly higher than amounts incurred for the three months ended September 30, 2013; our dividend expectations; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.
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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD Systems and Diamondback 360® Coronary Orbital Atherectomy System; the reluctance of physicians to accept new products; success of our clinical trials; competition from other devices; the effectiveness of the Stealth 360° and Diamondback 360® Coronary Orbital Atherectomy System; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 11, 2013. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
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
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2013 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

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

Dated: November 4, 2013		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1 †
 Summary of Fiscal Year 2014 Executive Officer Base Salaries (previously filed with the SEC as Exhibit 10.11 to and incorporated herein by reference from the Company’s Report on Form 10-K for the year ended June 30, 2013).

10.2 †
Fiscal Year 2014 Director Compensation Arrangements (previously filed with the SEC as Exhibit 10.12 to and incorporated herein by reference from the Company’s Report on Form 10-K for the year ended June 30, 2013).

10.3 †
Fiscal 2014 Executive Officer Bonus Plan (previously filed with the SEC as Exhibit 10.51 to and incorporated herein by reference from the Company’s Report on Form 10-K for the year ended June 30, 2013).

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Furnished herewith.

†	Compensatory plan or arrangement.