Form 10-Q
period 2013-12-31
Cardiovascular Systems Inc
filed 2014-02-07
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was: Common Stock, $0.001 par value per share, 30,001,803 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$146,664	$67,897
Accounts receivable, net	15,918	14,730
Inventories	10,283	6,243
Prepaid expenses and other current assets	1,476	959
Total current assets	174,341	89,829
Property and equipment, net	3,088	2,999
Patents, net	3,505	3,219
Debt conversion option and other assets	70	850
Total assets	$181,004	$96,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$5,050	$5,095
Accounts payable	8,511	7,230
Deferred grant incentive	151	156
Accrued expenses	11,092	9,932
Total current liabilities	24,804	22,413
Long-term liabilities
Long-term debt, net of current maturities	—	7,472
Other liabilities	123	180
Total long-term liabilities	123	7,652
Total liabilities	24,927	30,065
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2013 and June 30, 2013; issued and outstanding 29,779,548 at December 31, 2013 and 24,382,025 at June 30, 2013, respectively	30	24
Additional paid in capital	371,703	261,722
Common stock warrants	3,569	8,361
Accumulated deficit	(219,225)	(203,275)
Total stockholders’ equity	156,077	66,832
Total liabilities and stockholders’ equity	$181,004	$96,897
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$32,337	$25,309	$62,103	$48,602
Cost of goods sold	7,313	5,958	14,177	11,212
Gross profit	25,024	19,351	47,926	37,390
Expenses
Selling, general and administrative	27,468	20,418	52,839	40,441
Research and development	5,051	4,055	9,429	7,277
Total expenses	32,519	24,473	62,268	47,718
Loss from operations	(7,495)	(5,122)	(14,342)	(10,328)
Interest and other, net	(1,163)	(645)	(1,608)	(649)
Net loss and comprehensive loss	$(8,658)	$(5,767)	$(15,950)	$(10,977)
Net loss and comprehensive loss per common share:
Basic and Diluted	$(0.32)	$(0.28)	$(0.61)	$(0.53)
Weighted average common shares used in computation:
Basic and Diluted	27,177,952	20,699,222	25,964,660	20,548,113
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(15,950)	$(10,977)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	579	503
Amortization and write-off of patents	102	—
Provision for doubtful accounts	190	130
Amortization of (premium) discount on debt, net	137	(42)
Debt conversion and valuation of conversion options, net	716	(112)
Stock-based compensation	4,855	3,440
Changes in assets and liabilities
Accounts receivable	(1,378)	494
Inventories	(4,040)	(100)
Prepaid expenses and other assets	(194)	581
Accounts payable	1,399	(799)
Accrued expenses and other liabilities	1,096	(405)
Net cash used in operations	(12,488)	(7,287)
Cash flows from investing activities
Expenditures for property and equipment	(717)	(393)
Costs incurred in connection with patents	(385)	(391)
Net cash used in investing activities	(1,102)	(784)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,291	761
Exercise of stock options and warrants	9,097	3,404
Proceeds from the issuance of common stock, net of issuance costs	84,369	—
Proceeds from line of credit	4,800	—
Payments on long-term debt	(7,200)	(2,400)
Net cash provided by (used in) financing activities	92,357	1,765
Net change in cash and cash equivalents	78,767	(6,306)
Cash and cash equivalents
Beginning of period	67,897	35,529
End of period	$146,664	$29,223
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the six months ended December 31, 2013 and 2012)
(Dollars in thousands, except per share and share amounts)
(Unaudited)
1. Business Overview
Company Description
Cardiovascular Systems, Inc. (the "Company") develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360° PAD System, Diamondback 360° PAD System, and Predator 360° PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives.
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
The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of December 31, 2013. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2013	$716
Conversion of convertible notes	(655)
Change in conversion option valuation	(61)
Balance at December 31, 2013	$—

The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth III, L.P. (described in Note 4) and has been included as a component of debt conversion option and other assets on the balance sheet as of June 30, 2013. There is no balance for the debt conversion option asset at December 31, 2013 as all of the associated convertible debt was converted. The Monte Carlo option pricing model used to determine the value of the debt conversion option included various inputs including expected volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company considers the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement.
As of December 31, 2013, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments.
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
3. Selected Consolidated Financial Statement Information

	December 31, 2013	June 30, 2013
Accounts Receivable
Accounts receivable	$16,545	$15,188
Less: Allowance for doubtful accounts	(627)	(458)
	$15,918	$14,730

	December 31, 2013	June 30, 2013
Inventories
Raw materials	$4,158	$2,477
Work in process	904	688
Finished goods	5,221	3,078
	$10,283	$6,243

	December 31, 2013	June 30, 2013
Accrued expenses
Salaries and bonus	$3,298	$2,038
Commissions	4,915	4,956
Accrued vacation	2,438	2,151
Other	441	787
	$11,092	$9,932
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

•
The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a maturity of 36 months, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2013 and June 30, 2013 was $0 and $7,017, respectively, net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan.

•
The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at December 31, 2013 and June 30, 2013 was $4,800 and $0, respectively. During the quarter ended December 31, 2013, the Company paid the remaining balance on the term loan with funds from the line of credit.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. The Company was in compliance with all financial covenants as of December 31, 2013.

Loan and Security Agreement with Partners for Growth
On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. As of December 31, 2013, there are no loans outstanding that PFG has provided the Company.
At any time prior to the maturity date, PFG may at its option convert an outstanding loan into shares of the Company’s common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an expense of $61 for the six months ended December 31, 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. There was no balance outstanding under the loan and security agreement at December 31, 2013 and the remaining net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of interest and other, net on the accompanying statement of operations.
For the six months ended December 31, 2013, PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500	32,679
October 15, 2013	$1,000	65,530
October 23, 2013	$1,500	96,586
November 13, 2013	$1,150	72,784
December 3, 2013	$850	53,518
The loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at December 31, 2013. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
5. Equity Offering
On November 26, 2013, the Company, in a registered underwritten public offering, sold 3,000,000 shares of its common stock at $30.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and expenses, were $84,369.

6. Interest and Other, Net
Interest and other, net, includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest expense, net of premium amortization	$(564)	$(345)	$(845)	$(715)
Interest income	5	6	12	15
Change in fair value of conversion option	—	(276)	(61)	112
Net write-offs upon conversion (option and unamortized premium)	(574)	—	(655)	—
Other	(30)	(30)	(59)	(61)
Total	$(1,163)	$(645)	$(1,608)	$(649)
7. Stock Options and Restricted Stock Awards
The Company has a 2007 Equity Incentive Plan (the “2007 Plan”) under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors. Previously, options to purchase common stock and restricted stock awards were granted under the 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified stock options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the approval of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan, but with the approval of the 2007 Plan no additional options will be granted under it.
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
As of December 31, 2013, all outstanding options were fully vested. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture.
Stock option activity for the six months ended December 31, 2013 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2013	1,739,663	$9.79
Options exercised	(659,207)	$9.57
Options outstanding at December 31, 2013	1,080,456	$9.81

(a)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

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
Restricted stock award activity for the six months ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2013	1,430,130	$10.78
Restricted stock awards granted	559,134	$17.80
Restricted stock awards forfeited	(54,488)	$11.91
Restricted stock awards vested	(586,408)	$9.73
Restricted stock awards outstanding at December 31, 2013	1,348,368	$14.64
8. Common Stock Warrants
Common stock warrant activity for the six months ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Common stock warrants outstanding at June 30, 2013	2,091,718	$8.96
Common stock warrants exercised	(1,105,913)	$8.96
Common stock warrants forfeited or expired	(814)	$61.30
Common stock warrants outstanding at December 31, 2013	984,991	$8.92
Of the 1,105,913 warrants exercised during the six months ended December 31, 2013, 798,651 were cashless transactions resulting in an increase of $3,237 to additional paid-in capital with a corresponding decrease to common stock warrants.

9. Commitment and Contingencies
Operating Leases
The Company leases manufacturing and office space and equipment under various lease agreements which expire at various dates through March 2020. Rental expenses were $682 and $696 for the six months ended December 31, 2013 and 2012, respectively.
Future minimum lease payments under the agreements as of December 31, 2013 are as follows:

Six months ended June 30, 2014	$562
2015	1,138
2016	757
2017	465
2018	460
Thereafter	806
$4,188
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
In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of December 31, 2013, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.
The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of December 31, 2013, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.
The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of December 31, 2013, the deferred grant incentive liabilities have been reduced by $3,598 in cumulative expenses, resulting in a remaining current liability of $151 and long-term liability of $16.

11. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator
Net loss	$(8,658)	$(5,767)	$(15,950)	$(10,977)
Denominator
Weighted average common shares – basic	27,177,952	20,699,222	25,964,660	20,548,113
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—	—	—
Weighted average common shares outstanding – diluted	27,177,952	20,699,222	25,964,660	20,548,113
Net loss per common share — basic and diluted	$(0.32)	$(0.28)	$(0.61)	$(0.53)

(a)
At December 31, 2013 and 2012, 984,991 and 2,349,661 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At December 31, 2013 and 2012, 1,080,456 and 1,993,368 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)
At December 31, 2013 and 2012, 0 and 363,794 additional shares of common stock were issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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
OVERVIEW
We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our peripheral arterial disease products, the Stealth 360° PAD System (the “Stealth 360°”), the Diamondback 360° PAD System (the “Diamondback 360°”), and the Diamondback Predator 360° PAD System (the “Predator 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We refer to the Stealth 360°, Diamondback 360°, and Predator 360° collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary Orbital Atherectomy System ("CAD System") as a treatment for severely calcified coronary arteries.
Since 1997, we have devoted substantially all of our resources to the development of the PAD Systems and CAD System. From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the FDA. We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to peripheral artery disease, or PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.
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
We have developed the CAD System as a treatment for severely calcified coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket application, or PMA, and obtain approval from the FDA. On March 15, 2013, we completed submission of our PMA application to the FDA for our CAD System as a treatment for severely calcified coronary arteries. On October 21, 2013, the FDA granted us PMA approval for the use of the CAD System as a treatment for severely calcified coronary arteries. We commenced a controlled commercial introduction of the CAD System in the United States in late October 2013.
As of December 31, 2013, we had an accumulated deficit of $219.2 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and continue the controlled commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
($ in thousands)	2013	2012	Percent Change	2013	2012	Percent Change
Revenues	$32,337	$25,309	27.8%	$62,103	$48,602	27.8%
Cost of goods sold	7,313	5,958	22.7	14,177	11,212	26.4
Gross profit	25,024	19,351	29.3	47,926	37,390	28.2
Expenses:
Selling, general and administrative	27,468	20,418	34.5	52,839	40,441	30.7
Research and development	5,051	4,055	24.6	9,429	7,277	29.6
Total expenses	32,519	24,473	32.9	62,268	47,718	30.5
Loss from operations	(7,495)	(5,122)	46.3	(14,342)	(10,328)	38.9
Interest and other, net	(1,163)	(645)	80.3	(1,608)	(649)	147.8
Net loss	$(8,658)	$(5,767)	50.1	$(15,950)	$(10,977)	45.3
Comparison of Three Months Ended December 31, 2013 with Three Months Ended December 31, 2012
Revenues. Revenues increased by $7.0 million, or 27.8%, from $25.3 million for the three months ended December 31, 2012 to $32.3 million for the three months ended December 31, 2013. This increase was attributable to a $5.8 million, or 26.1%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold, partially offset by a 3.7% reduction in average selling prices. Additionally, the sale of CAD systems increased from $0 for the three months ended December 31, 2012 to $388,000 for the three months ended December 31, 2013. The sales of supplemental products and other revenue also increased $838,000, or 27.4%, primarily driven by increased sales of PAD and CAD systems, which the products support, and from additional sales of Asahi guidewires.
Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate clinical data, continue the controlled commercial launch of our CAD System, and expand into new geographies.
Cost of Goods Sold. Cost of goods sold increased by $1.4 million, or 22.7%, from $6.0 million for the three months ended December 31, 2012, to $7.3 million for the three months ended December 31, 2013. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, partially offset by lower indirect costs per unit from higher production volumes. Cost of goods sold for the three months ended December 31, 2013 and 2012 includes $169,000 and $96,000, respectively, for stock-based compensation. Gross margin increased from 76.5% during the three months ended December 31, 2012, to 77.4% for the three months ended December 31, 2013, which was primarily due to the lower indirect costs per unit, partially offset by lower average selling prices and a higher mix of Stealth 360° sales. We expect that gross margin in the remainder of fiscal 2014 will be similar to the three months ended December 31, 2013. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $7.1 million, or 34.5%, from $20.4 million for the three months ended December 31, 2012 to $27.5 million for the three months ended December 31, 2013. The increase was due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, higher stock-based compensation and the medical device tax, which became effective January 1, 2013. Selling, general and administrative expenses for the three months ended December 31, 2013 and 2012 include $2.1 million and $1.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD systems, and expand the controlled commercial launch of our CAD System.
Research and Development Expenses. Research and development expenses increased by $1.0 million, or 24.6%, from $4.1 million for the three months ended December 31, 2012 to $5.1 million for the three months ended December 31, 2013. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD and CAD systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies which have begun in fiscal 2014, and the related increase in headcount. Research and development expenses for the three months ended December 31, 2013 and 2012 include $304,000 and $164,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and expand into the coronary market with a controlled commercial launch of our CAD System, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended December 31, 2013. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.
Interest and Other, Net. Interest and other expense, net, increased $518,000, from $645,000 for the three months ended December 31, 2012 to $1.2 million for the three months ended December 31, 2013. The increase was primarily driven by net write-offs upon conversion of $574,000 of convertible debt for the three months ended December 31, 2013 and charges for prepayment of our term loan. There were no write-offs upon conversion or charges for prepayment of our term loan for the three months ended December 31, 2012. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the debt conversion option and any unamortized debt premium or discount. Charges for prepayment of our term loan are the result of the contractual obligations related to the repayment of our term loan in whole prior to the original maturity date.
Comparison of Six Months Ended December 31, 2013 with Six Months Ended December 31, 2012
Revenues. Revenues increased by $13.5 million, or 27.8%, from $48.6 million for the six months ended December 31, 2012 to $62.1 million for the six months ended December 31, 2013. This increase was attributable to a $11.5 million, or 27.0%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold, partially offset by a 3.9% reduction in average selling prices. Additionally, the sale of CAD systems increased from $0 for the six months ended December 31, 2012 to $388,000 for the six months ended December 31, 2013. The sales of supplemental products and other revenue also increased $1.6 million, or 26.9%, primarily driven by increased sales of PAD and CAD systems, which the products support, and from additional sales of Asahi guidewires.
Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate clinical data, continue the controlled commercial launch of our CAD System, and expand into new geographies.
Cost of Goods Sold. Cost of goods sold increased by $3.0 million, or 26.4%, from $11.2 million for the six months ended December 31, 2012, to $14.2 million for the six months ended December 31, 2013. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, partially offset by lower indirect costs per unit from higher production volumes. Cost of goods sold for the six months ended December 31, 2013 and 2012 includes $311,000 and $211,000, respectively, for stock-based compensation. Gross margin increased from 76.9% during the six months ended December 31, 2012, to 77.2% for the six months ended December 31, 2013, which was primarily due to the lower indirect costs per unit, partially offset by lower average selling prices and a higher mix of Stealth 360° sales. We expect that gross margin in the remainder of fiscal 2014 will be similar to the six months ended December 31, 2013. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $12.4 million, or 30.7%, from $40.4 million for the six months ended December 31, 2012 to $52.8 million for the six months ended December 31, 2013. The increase was due to the expansion of our sales and marketing organization, increased variable compensation, increased medical education programs, higher stock-based compensation and the medical device tax, which became effective January 1, 2013. Selling, general and administrative expenses for the six months ended December 31, 2013 and 2012 include $4.0 million and $2.9 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD Systems, and expand the controlled commercial launch of our CAD System.
Research and Development Expenses. Research and development expenses increased by $2.2 million, or 29.6%, from $7.3 million for the six months ended December 31, 2012 to $9.4 million for the six months ended December 31, 2013. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD and CAD systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies which have begun in fiscal 2014, and the related increase in headcount. Research and development expenses for the six months ended December 31, 2013 and 2012 include $521,000 and $347,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and expand into the coronary market with a controlled commercial launch of our CAD System, we generally expect to incur quarterly research and development expenses significantly above amounts incurred for the six months ended December 31, 2013. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.
Interest and Other, Net. Interest and other expense, net, increased $1.0 million, from $649,000 for the six months ended December 31, 2012 to $1.6 million for the six months ended December 31, 2013. The increase was primarily driven by net write-offs upon conversion of convertible debt of $655,000 and changes in the fair value of the debt conversion option of $61,000 for the six months ended December 31, 2013 and charges for the prepayment of our term loan. There were no write-offs upon conversion and $112,000 of income from changes in the fair value of the debt conversion option for the six months ended December 31, 2012. There were no charges for prepayment of our term loan for the six months ended December 31, 2012. Net write-offs upon conversion are the result of the conversion of convertible debt and include the write-off of the debt conversion option and any unamortized debt premium or discount. The change in the fair value of the debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt. Charges for prepayment of our term loan are the result of the contractual obligations related to the repayment of our term loan in whole prior to the original maturity date.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $146.7 million and $67.9 million at December 31, 2013 and June 30, 2013, respectively. During the six months ended December 31, 2013, net cash used in operations amounted to $(12.5) million. As of December 31, 2013, we had an accumulated deficit of $219.2 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.
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

•
The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at December 31, 2013 and June 30, 2013 was $0 and $7.0 million, respectively, net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan.

•
The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at December 31, 2013 and June 30, 2013 was $4.8 million and $0, respectively. During the quarter ended December 31, 2013, the Company paid the remaining balance on the term loan with funds from the line of credit.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. We were in compliance with all financial covenants as of December 31, 2013.
Loan and Security Agreement with Partners for Growth
On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. As of December 31, 2013, PFG has no outstanding loans provided to us.
At any time prior to the maturity date, PFG may at its option convert an outstanding loan into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded an expense of $61 for the six months ended December 31, 2013 related to the change in fair value of the conversion option asset on all outstanding loans. This amount is a component of interest and other, net on our statement of operations. There was no balance outstanding under the loan and security agreement at December 31, 2013 and the remaining net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of Interest and other, net on our statement of operations.
For the six months ended December 31, 2013, PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500	32,679
October 15, 2013	$1,000	65,530
October 23, 2013	$1,500	96,586
November 13, 2013	$1,150	72,784
December 3, 2013	$850	53,518
The loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at December 31, 2013. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of the loan over its remaining term, or require the immediate payment of all amounts outstanding under the loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.
Equity Offering
On November 26, 2013, we sold 3,000,000 shares of its common stock at $30.00 per share in a registered underwritten public offering. Net proceeds to us, after deducting underwriting discounts, commissions, and expenses, were $84.4 million.

Changes in Liquidity
Cash and Cash Equivalents. Cash and cash equivalents were $146.7 million at December 31, 2013 and $67.9 million at June 30, 2013. The increase is primarily attributable to proceeds from the sale of our common stock, partially offset by net cash used in operations and investing activities during the six months ended December 31, 2013.
Operating Activities. Net cash used in operating activities was $(12.5) million and $(7.3) million for the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, we had a net loss of $(16.0) million and $(11.0) million, respectively. Significant changes in working capital during these periods included:
•Cash (used in) provided by accounts receivable of $(1.4) million and $494,000 during the six months ended December 31, 2013 and 2012, respectively. Cash (used in) provided by accounts receivable was primarily due to a change in the amount and timing of revenue during the six months ended December 31, 2013 and 2012.
•Cash used in inventories of $(4.0) million and $(100,000) during the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales and timing of inventory purchases and sales. For the six months ended December 31, 2012, cash used in inventories was primarily due to the timing of inventory purchases and sales.
•Cash (used in) provided by prepaid expenses and other assets of $(194,000) and $581,000 during the six months ended December 31, 2013 and 2012, respectively. Cash provided by prepaid expenses and other assets was primarily due to payment timing of vendor deposits and other expenditures.
•Cash provided by (used in) accounts payable of $1.4 million and $(799,000) during the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, cash provided by (used in) accounts payable was due to timing of purchases and vendor payments.
•Cash provided by (used in) accrued expenses and other liabilities of $1.1 million and $(405,000) during the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, cash provided by accrued expenses and other liabilities was primarily due to the amount and timing of compensation payments.
Investing Activities. Net cash used in investing activities was $(1.1) million and $(784,000) for the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012, cash used in investing activities entirely related to the purchase of property and equipment and patents.
Financing Activities. Net cash provided by financing activities was $92.4 million and $1.8 million for the six months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013, cash provided by financing activities included proceeds from the issuance of common stock, net of issuance costs, of $84.4 million, proceeds from exercise of stock options and warrants of $9.1 million, and proceeds from employee stock purchases of $1.3 million, partially offset by net payments on long-term debt of $2.4 million. For the six months ended December 31, 2012, cash provided by financing activities consisted of proceeds from exercise of stock options and warrants of $3.4 million, and proceeds from employee stock purchases of $761,000, partially offset by payments on long-term debt of $2.4 million.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs and clinical studies, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. As of December 31, 2013, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations of our current business strategy for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION
To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2013	2012
Loss from operations	$(14,342)	$(10,328)
Add: Stock-based compensation	4,855	3,440
Add: Depreciation and amortization	629	447
Adjusted EBITDA	$(8,858)	$(6,441)
The decline in Adjusted EBITDA of $2.4 million, or 37.5%, is primarily the result of an increase in the loss from operations, partially offset by an increase in stock-based compensation. The loss from operations was impacted by increases in operating expenses as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $1.4 million, or 41.1%, from $3.4 million for the six months ended December 31, 2012 to $4.9 million for the six months ended December 31, 2013. Stock-based compensation increased as a result of increased employee stock awards granted due to the expanded hiring, increased vesting of previously granted share awards with a higher grant date fair value, and the granting of performance based restricted stock awards with accelerated vesting periods.
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
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including coronary use of our products; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the expectation of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin for the remainder of 2014 will be similar to the six months ended December 31, 2013; our plans to continue to expand our sales and marketing efforts; the continued commercial launch of the Diamondback 360® Coronary Orbital Atherectomy System; our expectation that we will incur research and development expenses in future quarters at amounts significantly higher than amounts incurred for the three months ended December 31, 2013; our dividend expectations; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.
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
These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD Systems and Diamondback 360® Coronary Orbital Atherectomy System; the reluctance of physicians and hospitals to accept new products; actual clinical trial and study results; the impact of competitive products and pricing; the effectiveness of the Stealth 360° and Diamondback 360® Coronary Orbital Atherectomy System; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in quarterly results; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 11, 2013. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2013 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk. Our line of credit balance as of December 31, 2013 has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. We believe that there is no material exposure to interest rate risk related to our line of credit.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2013 and in our prospectus filed with the SEC on November 21, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

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

Dated: February 7, 2014		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1
Underwriting Agreement between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated November 20, 2013 (previously filed with the SEC as Exhibit 1.1 to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 21, 2013).

10.2 †
Cardiovascular Systems, Inc. Deferred Compensation Plan (previously filed with the SEC as Exhibit 10.1 to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 17, 2013).

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Furnished herewith.

†	Compensatory plan or arrangement.