Form 10-Q
period 2014-03-31
Cardiovascular Systems Inc
filed 2014-05-08
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was: Common Stock, $0.001 par value per share, 30,944,433 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$145,979	$67,897
Accounts receivable, net	19,493	14,730
Inventories	11,889	6,243
Prepaid expenses and other current assets	1,018	959
Total current assets	178,379	89,829
Property and equipment, net	3,420	2,999
Patents, net	3,620	3,219
Debt conversion option and other assets	70	850
Total assets	$185,489	$96,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$3,600	$5,095
Accounts payable	11,329	7,230
Deferred grant incentive	127	156
Accrued expenses	14,009	9,932
Total current liabilities	29,065	22,413
Long-term liabilities
Long-term debt, net of current maturities	—	7,472
Other liabilities	112	180
Total long-term liabilities	112	7,652
Total liabilities	29,177	30,065
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2014 and June 30, 2013; issued and outstanding 30,879,514 at March 31, 2014 and 24,382,025 at June 30, 2013, respectively	31	24
Additional paid in capital	385,218	261,722
Common stock warrants	—	8,361
Accumulated deficit	(228,937)	(203,275)
Total stockholders’ equity	156,312	66,832
Total liabilities and stockholders’ equity	$185,489	$96,897
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$34,945	$26,474	$97,048	$75,076
Cost of goods sold	7,749	6,241	21,926	17,453
Gross profit	27,196	20,233	75,122	57,623
Expenses:
Selling, general and administrative	31,428	21,650	84,267	62,091
Research and development	5,361	3,993	14,790	11,270
Total expenses	36,789	25,643	99,057	73,361
Loss from operations	(9,593)	(5,410)	(23,935)	(15,738)
Interest and other, net	(119)	(809)	(1,727)	(1,458)
Net loss and comprehensive loss	$(9,712)	$(6,219)	$(25,662)	$(17,196)
Net loss and comprehensive loss per common share:
Basic and Diluted	$(0.32)	$(0.29)	$(0.94)	$(0.82)
Weighted average common shares used in computation:
Basic and Diluted	30,368,685	21,488,879	27,411,237	20,857,124
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(25,662)	$(17,196)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	895	638
Amortization and write-off of patents	138	144
Provision for doubtful accounts	290	155
Amortization of (premium) discount on debt, net	137	(45)
Debt conversion and valuation of conversion options, net	716	343
Stock-based compensation	7,682	5,316
Changes in assets and liabilities
Accounts receivable	(5,053)	(1,698)
Inventories	(5,646)	265
Prepaid expenses and other assets	264	981
Accounts payable	3,962	451
Accrued expenses and other liabilities	3,981	1,282
Net cash used in operations	(18,296)	(9,364)
Cash flows from investing activities
Expenditures for property and equipment	(1,185)	(885)
Costs incurred in connection with patents	(465)	(575)
Net cash used in investing activities	(1,650)	(1,460)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,291	761
Exercise of stock options and warrants	16,218	5,345
Proceeds from the issuance of common stock, net of issuance costs	84,369	38,221
Proceeds from short-term borrowings	4,800	4,500
Payments on debt	(8,650)	(3,600)
Net cash provided by financing activities	98,028	45,227
Net change in cash and cash equivalents	78,082	34,403
Cash and cash equivalents
Beginning of period	67,897	35,529
End of period	$145,979	$69,932
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2014 and 2013)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the "Company") develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360°® PAD System, Diamondback 360® PAD System, and Predator 360°® PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on September 11, 2013. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Fair Value of Financial Instruments

Under ASC 820-10 "Fair Value Measurements and Disclosures," fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available in the circumstances

ASC 820-10 classifies inputs into the following hierarchy:

•	Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

•	Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

•	Level 3 Inputs — unobservable inputs

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis as of March 31, 2014. Assets are measured on a recurring basis if they are remeasured at least annually:

Level 3
Conversion Option
Balance at June 30, 2013	$716
Conversion of convertible notes	(655)
Change in conversion option valuation	(61)
Balance at March 31, 2014	$—

The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth III, L.P. (described in Note 4) and is included as a component of debt conversion option and other assets on the balance sheet as of June 30, 2013. The Monte Carlo option pricing model was used to determine the value of the debt conversion option and included various inputs such as expected volatility, stock price simulations, and assessed behavior of the Company and Partners for Growth based on those simulations. Based upon these inputs, the Company determined the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. As of March 31, 2014, there was no balance for the debt conversion option asset as all of the associated convertible debt was converted.

As of March 31, 2014, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all restricted stock awards are expensed in the consolidated statements of operations ratably over the related vesting period.

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

3. Selected Consolidated Financial Statement Information

	March 31, 2014	June 30, 2013
Accounts receivable	$20,195	$15,188
Less: Allowance for doubtful accounts	(702)	(458)
Total accounts receivable	$19,493	$14,730

	March 31, 2014	June 30, 2013
Raw materials	$5,309	$2,477
Work in process	1,021	688
Finished goods	5,559	3,078
Total inventories	$11,889	$6,243

	March 31, 2014	June 30, 2013
Salaries and bonus	$4,677	$2,038
Commissions	5,303	4,956
Accrued vacation	2,570	2,151
Other	1,459	787
Total accrued expenses	$14,009	$9,932

4. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase the size of the facility, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, and on May 10, 2013 to modify financial covenants. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•
The $12,000 term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a maturity of 36 months, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at March 31, 2014 and June 30, 2013 was $0 and $7,017, respectively, net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan.

•
The $15,000 line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at March 31, 2014 and June 30, 2013 was $3,600 and $0, respectively. During the quarter ended December 31, 2013, the Company paid the remaining balance on the term loan with funds from the line of credit.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. The Company was in compliance with all financial covenants as of March 31, 2014.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. ("PFG"), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. As of March 31, 2014, there are no loans outstanding that PFG has provided the Company.

At any time prior to the maturity date, PFG may, at its option, convert an outstanding loan into shares of the Company’s common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an expense of $61 for the nine months ended March 31, 2014 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. As of March 31, 2014, there was no balance outstanding under the loan and security agreement and the remaining net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of interest and other, net on the accompanying statement of operations.

For the nine months ended March 31, 2014, the noncash PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500	32,679
October 15, 2013	$1,000	65,530
October 23, 2013	$1,500	96,586
November 13, 2013	$1,150	72,784
December 3, 2013	$850	53,518

Upon conversion of the PFG loans, the Company recorded a noncash write-off $253 of premiums related to the loans. Any loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at March 31, 2014. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

5. Equity Offering

On November 26, 2013, the Company, in a registered underwritten public offering, sold 3,000,000 shares of its common stock at $30.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and expenses, were $84,369.

6. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest expense, net of premium amortization	$(103)	$(327)	$(948)	$(1,043)
Interest income	15	4	27	19
Change in fair value of conversion options	—	96	(61)	208
Net write-offs upon conversion (option and premium amortization)	—	(551)	(655)	(551)
Other	(31)	(31)	(90)	(91)
Total interest and other, net	$(119)	$(809)	$(1,727)	$(1,458)

7. Stock Options and Restricted Stock Awards

The Company has a 2007 Equity Incentive Plan (the “2007 Plan”) under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors. Previously, options to purchase common stock and restricted stock awards were granted under the 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan, the 1991 Plan and the 2003 Plan collectively, the “Plans”). The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified stock options. A total of 485,250 shares of common stock were originally reserved for issuance under the 1991 Plan, but with the approval of the 2003 Plan no additional options were granted under it. A total of 2,458,600 shares of common stock were originally reserved for issuance under the 2003 Plan, but with the approval of the 2007 Plan no additional options have been granted under it.

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

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of March 31, 2014, all outstanding options were fully vested.

Stock option activity for the nine months ended March 31, 2014 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2013	1,739,663	$9.79
Options exercised	(811,854)	$9.38
Options outstanding at March 31, 2014	927,809	$10.16

(a) Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.

Restricted Stock

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

Restricted stock award activity for the nine months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2013	1,430,130	$10.78
Restricted stock awards granted	669,824	$20.64
Restricted stock awards forfeited	(95,561)	$13.34
Restricted stock awards vested	(669,998)	$10.18
Restricted stock awards outstanding at March 31, 2014	1,334,395	$16.40

8. Common Stock Warrants

Common stock warrant activity for the nine months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
Common stock warrants outstanding at June 30, 2013	2,091,718	$8.96
Common stock warrants exercised	(2,063,904)	$8.90
Common stock warrants forfeited or expired	(27,814)	$13.44
Common stock warrants outstanding at March 31, 2014	—	$—

Of the 2,063,904 warrants exercised during the nine months ended March 31, 2014, 1,097,837 were cashless transactions resulting in an increase of $4,325 to additional paid-in capital with a corresponding decrease to common stock warrants upon issuance of 753,640 shares of common stock.

9. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements which expire at various dates through March 2020. Rental expenses were $1,000 and $1,024 for the nine months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments under the agreements as of March 31, 2014 are as follows:

Three months ended June 30, 2014	$281
Fiscal 2015	1,138
Fiscal 2016	757
Fiscal 2017	467
Fiscal 2018	460
Thereafter	805
$3,908

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

The Company and the PEDC entered into a Corporate Job Creation Agreement dated June 17, 2009, which was subsequently amended July 2, 2012. The Job Creation Agreement, as amended, provided the Company with $2,975 in net cash incentive funds. The Company believes it will be able to comply with the conditions specified in the amended agreement. The PEDC will provide the Company with an additional $425 of net cash incentive funds if: (1) the Company hires 125 full-time employees at the facility before June 30, 2015 and (2) maintains 125 employees at the facility through June 30, 2016. The Company had the opportunity to receive an additional $425 of net cash incentive funds upon hiring the 75th employee on or before March 31, 2014, but the Company did not achieve that incentive.

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of March 31, 2014, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of March 31, 2014, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of March 31, 2014, the deferred grant incentive liabilities have been reduced by $3,638 in cumulative expenses, resulting in a remaining current liability of $127.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator
Net loss	$(9,712)	$(6,219)	$(25,662)	$(17,196)
Denominator
Weighted average common shares – basic	30,368,685	21,488,879	27,411,237	20,857,124
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—	—	—
Weighted average common shares outstanding – diluted	30,368,685	21,488,879	27,411,237	20,857,124
Net loss per common share — basic and diluted	$(0.32)	$(0.29)	$(0.94)	$(0.82)

(a)
At March 31, 2014 and 2013, 0 and 2,291,812 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At March 31, 2014 and 2013, 927,809 and 1,828,332 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)
At March 31, 2014 and 2013, 0 and 321,102 additional shares of common stock were issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

OVERVIEW

We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our peripheral arterial disease ("PAD") products, the Stealth 360°® PAD System (the “Stealth 360°”), the Diamondback 360® PAD System (the “Diamondback 360°”), and the Diamondback Predator 360°® PAD System (the “Predator 360°”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. We refer to the Stealth 360°, Diamondback 360°, and Predator 360° collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary Orbital Atherectomy System ("CAD System") as a treatment for severely calcified coronary arteries.

Since 1997, we have devoted substantially all of our resources to the development of the PAD Systems and CAD System. From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the Food and Drug Administration ("FDA"). We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to peripheral artery disease, or PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360° in the United States in September 2007. We were granted 510(k) clearance of the Predator 360° in March 2009 and Stealth 360° in March 2011. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. At our facilities, we assemble the saline infusion pump used with our Stealth 360° product and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. Supplemental products are purchased from third-party suppliers.

We developed the CAD System as a treatment for severely calcified coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket approval ("PMA") application and obtain approval from the FDA. On March 15, 2013, we completed submission of our PMA application to the FDA. On October 21, 2013, the FDA granted us PMA approval for the use of the CAD System as a treatment for severely calcified coronary arteries. We commenced a controlled commercial introduction of the CAD System in the United States in late October 2013.

As of March 31, 2014, we had an accumulated deficit of $228.9 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and continue the controlled commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts, and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
($ in thousands)	2014	2013	Percent Change	2014	2013	Percent Change
Revenues	$34,945	$26,474	32.0%	$97,048	$75,076	29.3%
Cost of goods sold	7,749	6,241	24.2	21,926	17,453	25.6
Gross profit	27,196	20,233	34.4	75,122	57,623	30.4
Expenses:
Selling, general and administrative	31,428	21,650	45.2	84,267	62,091	35.7
Research and development	5,361	3,993	34.3	14,790	11,270	31.2
Total expenses	36,789	25,643	43.5	99,057	73,361	35.0
Loss from operations	(9,593)	(5,410)	77.3	(23,935)	(15,738)	52.1
Interest and other, net	(119)	(809)	(85.3)	(1,727)	(1,458)	18.4
Net loss	$(9,712)	$(6,219)	56.2	$(25,662)	$(17,196)	49.2

Comparison of Three Months Ended March 31, 2014 with Three Months Ended March 31, 2013

Revenues. Revenues increased by $8.4 million, or 32.0%, from $26.5 million for the three months ended March 31, 2013 to $34.9 million for the three months ended March 31, 2014. This increase was attributable to a $6.1 million, or 26.5%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold, partially offset by a 2.7% reduction in average selling prices. Additionally, the sale of CAD Systems increased from $0 for the three months ended March 31, 2013 to $1.6 million for the three months ended March 31, 2014 following our PMA approval in October 2013. Other product revenue also increased $746,000, or 22.3%, primarily driven by increased sales of PAD and CAD Systems, which the products support.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, continue the controlled commercial launch of our CAD System, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased by $1.5 million, or 24.2%, from $6.2 million for the three months ended March 31, 2013 to $7.7 million for the three months ended March 31, 2014. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the three months ended March 31, 2014 and 2013 includes $189,000 and $110,000, respectively, for stock-based compensation. Gross margin increased from 76.4% during the three months ended March 31, 2013 to 77.8% for the three months ended March 31, 2014, which was primarily due to the lower indirect costs per unit, partially offset by lower average selling prices of PAD Systems. We expect that gross margin in the remainder of fiscal 2014 will be similar to the three months ended March 31, 2014. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $9.7 million, or 45.2%, from $21.7 million for the three months ended March 31, 2013 to $31.4 million for the three months ended March 31, 2014. The increase was due to the expansion of our sales and marketing organization, our recent CAD System launch, increased variable compensation, increased promotion and medical education programs, higher stock-based compensation and higher medical device tax. Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 include $2.4 million and $1.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD Systems, and expand the commercial launch of our CAD System.

Research and Development Expenses. Research and development expenses increased by $1.4 million, or 34.3%, from $4.0 million for the three months ended March 31, 2013 to $5.4 million for the three months ended March 31, 2014. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the three months ended March 31, 2014 and 2013 include $286,000 and $226,000, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended March 31, 2014. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, decreased $690,000, from $809,000 for the three months ended March 31, 2013 to $119,000 for the three months ended March 31, 2014. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances and the elimination of charges from debt conversions, as there was no outstanding convertible debt during the three months ended March 31, 2014. During the three months ended March 31, 2013, net charges upon conversion of convertible debt was $551,000, which includes the write-off of the debt conversion option and any unamortized debt premium or discount.

Comparison of Nine Months Ended March 31, 2014 with Nine Months Ended March 31, 2013

Revenues. Revenues increased by $21.9 million, or 29.3%, from $75.1 million for the nine months ended March 31, 2013 to $97.0 million for the nine months ended March 31, 2014. This increase was attributable to a $17.7 million, or 26.8%, increase in revenues generated from the sale of PAD Systems, primarily from an increased number of devices sold, partially offset by a 3.5% reduction in average selling prices. Additionally, the sale of CAD Systems increased from $0 for the nine months ended March 31, 2013 to $2.0 million for the nine months ended March 31, 2014. Other product revenue also increased $2.3 million, or 25.3%, primarily driven by increased sales of PAD and CAD Systems, which the products support.

Cost of Goods Sold. Cost of goods sold increased by $4.4 million, or 25.6%, from $17.5 million for the nine months ended March 31, 2013 to $21.9 million for the nine months ended March 31, 2014. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, especially PAD Systems, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the nine months ended March 31, 2014 and 2013 includes $500,000 and $321,000, respectively, for stock-based compensation. Gross margin increased from 76.8% during the nine months ended March 31, 2013 to 77.4% for the nine months ended March 31, 2014, which was primarily due to the lower indirect costs per unit, partially offset by lower average selling prices of PAD Systems.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $22.2 million, or 35.7%, from $62.1 million for the nine months ended March 31, 2013 to $84.3 million for the nine months ended March 31, 2014. The increase was due to the expansion of our sales and marketing organization, our recent CAD System launch, increased variable compensation, increased promotion and medical education programs, higher stock-based compensation and higher medical device tax. Selling, general and administrative expenses for the nine months ended March 31, 2014 and 2013 include $6.4 million and $4.4 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $3.5 million, or 31.2%, from $11.3 million for the nine months ended March 31, 2013 to $14.8 million for the nine months ended March 31, 2014. Research and development expenses relate to specific projects to improve our products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies which have begun in fiscal 2014, and the related increase in headcount. Research and development expenses for the nine months ended March 31, 2014 and 2013 include $807,000 and $573,000, respectively, for stock-based compensation.

Interest and Other, Net. Interest and other expense, net, increased $0.2 million, from $1.5 million for the nine months ended March 31, 2013 to $1.7 million for the nine months ended March 31, 2014. The increase was primarily driven by changes in the fair value of the debt conversion option associated with outstanding convertible debt, which was $61,000 of expense for the nine months ended March 31, 2014 compared to $208,000 of income for the nine months ended March 31, 2013. Also driving the increase were charges for the prepayment of our term loan in whole prior to the original maturity date and an increase in net charges upon conversion of convertible debt, which includes the write-off of the debt conversion option and any unamortized debt premium or discount. These increases were slightly offset by lower interest expense related to our lower outstanding debt balances throughout fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $146.0 million and $67.9 million at March 31, 2014 and June 30, 2013, respectively. During the nine months ended March 31, 2014, net cash used in operations amounted to $(18.3) million. As of March 31, 2014, we had an accumulated deficit of $228.9 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase the size of the facility, and subsequently amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, and on May 10, 2013 to modify financial covenants. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•
The $12.0 million term loan has an initial interest rate of 8.0%, which can be reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon the occurrence and continuance of an event of default. The balance outstanding on the term loan at March 31, 2014 and June 30, 2013 was $0 and $7.0 million, respectively, net of the unamortized discount associated with warrants issued to Silicon Valley Bank in connection with the loan.

•
The $15.0 million line of credit expires on June 30, 2014 and has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at March 31, 2014 and June 30, 2013 was $3.6 million and $0, respectively. During the quarter ended December 31, 2013, the Company paid the remaining balance on the term loan with funds from the line of credit.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. We were in compliance with all financial covenants as of March 31, 2014.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (PFG), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. As of March 31, 2014, PFG has no outstanding loans provided to us.

At any time prior to the maturity date, PFG may at its option convert an outstanding loan into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded an expense of $61,000 for the nine months ended March 31, 2014 related to the change in fair value of the conversion option asset on all outstanding loans. This amount is a component of interest and other, net on our statement of operations. There was no balance outstanding under the loan and security agreement at March 31, 2014 and the remaining net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of Interest and other, net on our statement of operations.

For the nine months ended March 31, 2014, PFG loan conversion activity was as follows:

Date of Conversion	Amount Converted	Shares Issued Upon Conversion
August 14, 2013	$500,000	32,679
October 15, 2013	$1,000,000	65,530
October 23, 2013	$1,500,000	96,586
November 13, 2013	$1,150,000	72,784
December 3, 2013	$850,000	53,518

Any loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at March 31, 2014. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

Equity Offering

On November 26, 2013, we sold 3,000,000 shares of its common stock at $30.00 per share in a registered underwritten public offering. Net proceeds to us, after deducting underwriting discounts, commissions, and expenses, were $84.4 million.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $146.0 million at March 31, 2014 and $67.9 million at June 30, 2013. The increase is primarily attributable to proceeds from the sale of our common stock, partially offset by net cash used in operations and investing activities during the nine months ended March 31, 2014.

Operating Activities. Net cash used in operations was $(18.3) million and $(9.4) million for the nine months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014 and 2013, we had a net loss of $(25.7) million and $(17.2) million, respectively. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable of $(5.1) million and $(1.7) million during the nine months ended March 31, 2014 and 2013, respectively, primarily due to the amount and timing of revenue during the nine months ended March 31, 2014 and 2013.

•
Cash (used in) provided by inventories of $(5.6) million and $265,000 during the nine months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales, including the CAD System commercial launch, as well as the timing of inventory purchases and sales. For the nine months ended March 31, 2013, cash provided by inventories was primarily due to the timing of inventory purchases, production cycles and sales.

•
Cash provided by prepaid expenses and other assets of $264,000 and $981,000 during the nine months ended March 31, 2014 and 2013, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•	Cash provided by accounts payable of $4.0 million and $451,000 during the nine months ended March 31, 2014 and 2013, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash provided by accrued expenses and other liabilities of $4.0 million and $1.3 million during the nine months ended March 31, 2014 and 2013, respectively, which was primarily due to increased incentive compensation related to performance above goals, higher accrued commissions due to increased sales, and higher payroll related expenses related to increased headcount and timing of payments.

Investing Activities. Net cash used in investing activities was $(1.6) million and $(1.5) million for the nine months ended March 31, 2014 and 2013, respectively, entirely related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $98.0 million and $45.2 million for the nine months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014, cash provided by financing activities included proceeds from the issuance of common stock, net of issuance costs, of $84.4 million, proceeds from exercise of stock options and warrants of $16.2 million, and proceeds from employee stock purchases of $1.3 million, partially offset by net payments on debt of $3.9 million. For the nine months ended March 31, 2013, cash provided by financing activities primarily consisted of $38.2 million of proceeds from the issuance of common stock, net of issuance costs, as well as proceeds from exercise of stock options and warrants of $5.3 million, proceeds from employee stock purchases of $761,000, and net proceeds from debt of $0.9 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs and clinical studies, working capital and capital equipment required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, and market and regulatory developments. Additionally, we are currently in negotiations to purchase certain land and to construct a new headquarters on such land. We have entered into a non-binding letter of intent with a developer relating to this project and have agreed to reimburse the developer for certain incurred expenses if the transaction does not go forward, but we have not yet executed any definitive purchase or construction agreements, nor is there any guarantee that we will do so. As of March 31, 2014, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures (including the possible construction of a new headquarters) and operations of our current business strategy for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2014	2013
Loss from operations	$(23,935)	$(15,738)
Add: Stock-based compensation	7,682	5,316
Add: Depreciation and amortization	982	688
Adjusted EBITDA	$(15,271)	$(9,734)

The decline in Adjusted EBITDA of $5.5 million, or 56.9%, is primarily the result of an increase in the loss from operations, partially offset by an increase in stock-based compensation. The loss from operations was impacted by increases in operating expenses as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $2.4 million, or 44.5%, from $5.3 million for the nine months ended March 31, 2013 to $7.7 million for the nine months ended March 31, 2014. Stock-based compensation increased as a result of increased employee stock awards granted due to the expanded hiring, higher grant date fair values, and the achievement of higher performance goals for performance based restricted stock awards.

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

INFLATION

We do not believe that inflation had a material impact on our business and operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including coronary use of our products; expected compliance with the conditions specified in our Job Creation Agreement; our expectation that our losses will continue; the expectation of selling our products internationally in the future; our expectation of increased revenue and increased selling, general and administrative expenses; our expectation that gross margin for the remainder of 2014 will be similar to the nine months ended March 31, 2014; our plans to continue to expand our sales and marketing efforts; the continued commercial launch of the Diamondback 360® Coronary Orbital Atherectomy System; our expectation that we will incur research and development expenses in future quarters at amounts significantly higher than amounts incurred for the three months ended March 31, 2014; our plans regarding construction of a new headquarters; our dividend expectations; our intent to retain any future earnings to support operations; and our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD Systems and Diamondback 360® Coronary Orbital Atherectomy System; the reluctance of physicians and hospitals to accept new products; actual clinical trial and study results; the impact of competitive products and pricing; the effectiveness of the Stealth 360° and Diamondback 360® Coronary Orbital Atherectomy System; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; unanticipated delays in the negotiation of agreements or construction of our new headquarters or a determination to not move forward with the proposed project; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in quarterly results; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on September 11, 2013. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2014 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk. Our line of credit balance as of March 31, 2014 has a floating interest rate equal to the Wall Street Journal’s prime rate, plus 1.25%, with an interest rate floor of 4.5%. We believe that there is no material exposure to interest rate risk related to our line of credit.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since our last disclosure of unregistered sales of equity securities contained in the Form 8-K filed with the Securities and Exchange Commission on February 24 2014, we issued an aggregate of 18,613 shares of common stock on February 24, 2014 pursuant to the cashless exercise of twelve unregistered warrants to acquire an aggregate of 25,224 shares of common stock at an exercise price of $8.83 per share. The issuances of these shares were exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

Additionally, since our last disclosure of unregistered sales of equity securities contained in the Form 8-K filed with the Securities and Exchange Commission on February 24, 2014, we issued an aggregate of 15,086 shares of common stock on February 24, 2014 pursuant to the cash exercise of seven unregistered warrants. We issued the shares pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The warrant holders represented that they are accredited investors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On May 5, 2014, the Company and James Flaherty, the Company’s Chief Administrative Officer, reached an agreement that Mr. Flaherty will retire from employment with the Company effective September 30, 2014.

The Company and Mr. Flaherty have entered into a Transition Agreement pursuant to which Mr. Flaherty will remain the Chief Administrative Officer of the Company through the close of business on June 30, 2014, at which time he will no longer be eligible for the Company’s Executive Officer Severance Plan dated June 28, 2010 or other officer benefits. Effective July 1, 2014, Mr. Flaherty will assume the position of Development Director and will continue to receive his current base pay and other non-officer employee benefits, including eligibility for a quarterly bonus.

As of September 30, 2014, Mr. Flaherty will be offered a severance package consisting of (1) 12 months base salary, (2) in lieu of COBRA coverage, executive retiree medical and dental benefits for Mr. Flaherty and covered dependents, if applicable, through the earlier of (a) Mr. Flaherty’s 65th birthday or (b) his eligibility for Medicare, and (3) acceleration of 8,964 shares of equity awards previously granted to Mr. Flaherty that would have vested within the 12 month period following September 30, 2014 had Mr. Flaherty remained employed during such period.  In exchange, Mr. Flaherty will execute a release of claims agreement, will continue to be bound by the terms of any restrictive covenant agreements he may have with the Company, and will provide consulting services as mutually agreed by Mr. Flaherty and the Company through December 31, 2015.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Transition Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2014		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

3.1	Cardiovascular Systems, Inc. Amended and Restated Bylaws, as amended.

10.1	Transition Agreement between Cardiovascular Systems, Inc. and James Flaherty, dated May 5, 2014.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Furnished herewith.