Form 10-K
period 2014-06-30
Cardiovascular Systems Inc
filed 2014-08-28
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $936.5 million based on the closing sale price as reported on the NASDAQ Global Market.
The number of shares of the registrant’s common stock outstanding as of August 22, 2014 was 31,524,663.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.        Business.

Special Note Regarding Forward Looking Statements

This report contains plans, intentions, objectives, estimates and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements, and other statements that are other than statements of historical fact. Our actual results could differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks and uncertainties that are described more fully by us in Part I, Item 1A and Part II, Item 7 of this report and in our other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Corporate Information

We were incorporated as Replidyne, Inc. ("Replidyne") in Delaware in 2000. On February 25, 2009, Replidyne completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. ("CSI").

Our principal executive office is located at 651 Campus Drive, St. Paul, Minnesota 55112. Our telephone number is (651) 259-1600, and our website is www.csi360.com. The information contained in or accessible through our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.

We have received 19 federal registrations in the U.S. Patent and Trademark Office ("USPTO") of certain marks, including “Diamondback®,” “CSI®,” “Predator 360°®,” “Stealth 360°®,” a first “CSI” logo, a second “CSI” logo, “Lumen Library®,” “ViperWire®,” “ViperWire Advance®,” “Viperslide®,” “ViperTrack®,” “ViperCaddy®,” “Stealth 360®,” “Diamondback 360®,” “Diamondback 360 (Stylized) Logo,” and “Stay A Step Ahead of PAD®”. We have applied for federal trademark registration with the USPTO of certain marks, including “Viperslide (Stylized),” “Vipertrack (Stylized),” “Viperwire Advance (Stylized).” All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

Business Overview

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult disease to treat. Our employees devote every day to developing and commercializing innovative solutions that help physicians save limbs and lives when facing this difficult disease state. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve lives.

We have developed a patented orbital atherectomy technology for peripheral and coronary commercial applications. Our peripheral arterial disease systems are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with other treatment alternatives. We refer to our Stealth 360° Peripheral Orbital Atherectomy System ("OAS") ("Stealth 360") and the Diamondback 360 Peripheral OAS ("Diamondback 360 Peripheral"), collectively, in this annual report as the "PAD Systems."

The U.S. Food and Drug Administration ("FDA") granted us 510(k) clearance for the following PAD Systems as a therapy in patients with peripheral artery disease ("PAD"):

FDA 510(k) Clearance Granted	Product	Commercial Introduction
August 2007	Diamondback 360 Peripheral	September 2007
March 2009	Predator 360	April 2009
March 2011	Stealth 360	March 2011
March 2014	Diamondback 360 60cm Peripheral OAS	April 2014

As of June 30, 2014, over 155,000 of our PAD Systems have been sold to leading institutions across the United States. Sales of PAD Systems during the fiscal year ended June 30, 2014 represented 84% of revenue.

Our coronary product, the Diamondback 360 Coronary OAS ("CAD System"), is a catheter-based platform designed to facilitate stent delivery in patients with coronary artery disease ("CAD") who are acceptable candidates for PTCA or stenting due to de novo, severely calcified coronary artery lesions. The CAD System design is similar to technology used in our PAD Systems, customized specifically for the coronary application. In October 2013, we received PMA approval from the FDA to market the CAD System as a treatment for severely calcified coronary arteries. We commenced a commercial launch that same month and as of June 30, 2014, nearly 1,400 patients across the United States have benefited from the use of our coronary technology. Sales of CAD Systems during the fiscal year ended June 30, 2014 represented approximately 4% of revenue.

In addition to the PAD and CAD Systems, we intend to expand our product portfolio through internal product development and establishment of business relationships with other medical device companies. We offer multiple accessory products designed to complement the use of the PAD and CAD Systems, and we have an exclusive distribution agreement with Asahi-Intecc Co., Ltd. to market its peripheral guidewire line in the United States. Sales of complementary products, primarily guidewire sales, represented 12% of revenue during the fiscal year ended June 30, 2014.

Market Overview

Peripheral Artery Disease

Peripheral artery disease ("PAD") is a circulatory problem in which plaque deposits build up on the walls of the arteries, which can result in inadequate blood flow to the limbs. Arteries above the knee are generally long, straight and relatively wide compared to arteries below the knee, which tend to be shorter and branch into arteries that are progressively smaller in diameter. The most common early symptoms of PAD are pain, cramping or fatigue in the leg or hip muscles while walking. Symptoms may progress to include numbness, tingling or weakness in the leg and, in severe cases, burning or aching pain in the leg, foot or toes while resting. As PAD progresses, additional signs and symptoms occur, including cooling or color changes in the skin of the legs or feet, and wounds or sores on the legs or feet that will not heal. If left untreated, PAD may continue to progress and lead to Critical Limb Ischemia ("CLI"), a condition in which the amount of oxygenated blood being delivered to the limb is insufficient to keep the tissue alive. CLI may lead to large non-healing ulcers, infections, gangrene, limb amputation or death. Untreated CLI eventually results in an estimated 160,000 amputations per year. A study by Dr. Miguel Montero-Baker et al. concluded that a traditional antegrade recanalization attempt can fail in up to 20% of the cases (Montero-Baker et al. "Retrograde Approach for Complex Popliteal and Tibioperoneal Occlusions," J Endovasc Therapy, 2008).

There are two primary references used for estimating PAD prevalence: the patient Ankle Brachial Index ("ABI") or diabetes rates. The most recent comprehensive study, based on ABI, estimates the U.S. prevalence at 8.5 million (Allison et al, “Ethnic-Specific Prevalence of Peripheral Arterial Disease in the United States,” Circulation, 2007). Alternatively, a study by The SAGE Group, based on the diabetes method, estimates prevalence at 17.6 million in 2010 (The SAGE Group, "The Diabetes Method," 2011). An aging population, coupled with increasing incidence of diabetes and obesity, is likely to continue to increase the prevalence of PAD. In many older PAD patients, particularly those with diabetes, PAD is characterized by fibrotic (moderately hard) or calcified (extremely hard) plaque deposits that can be very challenging to treat. Although we believe the rate of PAD diagnoses is increasing, it is believed that under-diagnosis continues, due to patients failing to display symptoms or physicians misinterpreting symptoms as normal aging. Emphasis on PAD education from industry, medical associations, insurance companies and other groups, coupled with publications in medical journals and public news channels, is increasing physician and patient awareness of PAD risk factors, symptoms, and treatment options. In a Dr. Gary Mintz et al. angiography study, 1,155 native vessel target lesions in 1,117 patients were studied by intravascular ultrasound ("IVUS") and coronary angiography. The presences, magnitude, location, and distribution of IVUS calcium were analyzed and compared with the detection and classification (none/mild, moderate, and severe) by angiography. Angiography detected calcium in 440 of 1,155 lesions (38%): 306 (26%) moderate calcium and 134 (12%) severe calcium. The distribution of these lesions are classified as above the knee ("ATK"), at the knee or below the knee ("BTK"). According to our CONFIRM Post-Market Clinical Registry Series, which were designed to further evaluate acute parameters related to the use of the PAD Systems, 46% of the disease is ATK, 16% behind the knee and 36% BTK. As a result of additional clinical trial outcomes, new 2011 guidelines from the American College of Cardiology Foundation/American Heart Association lowered the recommended age for testing for PAD from 70 to 65, or 50 if the patient has a history of smoking or diabetes. As these guidelines are incorporated into physician practice, PAD diagnosis rates are forecasted to increase.

Physicians manage a significant portion of the PAD diagnosed population by recommending lifestyle changes, such as diet and exercise, and by prescribing prescription drugs. While medications, diet and exercise may improve blood flow, they do not treat the underlying obstruction and many patients have difficulty maintaining lifestyle changes. As a result of these challenges, many medically managed patients develop more severe symptoms that require procedural intervention.

Coronary Artery Disease

Coronary artery disease ("CAD") is a life-threatening condition and leading cause of death in men and women in the United States. CAD occurs when a fatty material called plaque builds up on the walls of arteries that supply blood to the heart. The plaque buildup causes the arteries to harden and narrow (atherosclerosis), reducing blood flow. The risk of CAD increases if a person has one or more of the following: high blood pressure, abnormal cholesterol levels, diabetes, or family history of early heart disease. According to the American Heart Association, 16.3 million people in the United States have been diagnosed with CAD, the most common form of heart disease. Heart disease claims more than 600,000 lives in the United States each year. According to estimates, significant arterial calcium is present in nearly 40% of patients undergoing a percutaneous coronary intervention ("PCI"). Significant calcium contributes to poor outcomes and higher treatment costs in coronary interventions when traditional therapies are used, including a significantly higher occurrence of death and major adverse cardiac events ("MACE").

Our PAD and CAD Systems

Our OAS represents an innovative approach to the treatment of PAD and CAD that provides physicians and patients with a procedure that addresses many of the limitations of traditional treatment alternatives. Each of the OAS utilize single-use catheters that incorporate a flexible drive shaft with an offset diamond grit coated crown. Physicians position the crown at the site of an arterial plaque-containing lesion and remove the plaque by positioning the crown to orbit against it, creating a smooth lumen, or channel, in the vessel. The OAS are designed to differentiate between hard plaque and soft, compliant arterial tissue, a concept that we refer to as “differential sanding.” The diamond grit coated crown preferentially engages and sands the harder material, but is designed not to damage more compliant parts of the artery. The Peripheral OAS also treats soft plaque, which is still harder than a normal vessel wall.

Components of the OAS

Our OAS uses a single-use, low-profile catheter that travels over our proprietary guidewires and is powered by a saline infusion. The PAD System reduces plaque on peripheral vessel walls by using a rotating, diamond-coated crown within peripheral arteries. Similarly, the CAD System uses the same method to reduce severely calcified plaque on coronary vessel walls within coronary arteries in order to facilitate stent delivery.

Catheter.  The catheter for our OAS consists of:

•	a control handle, which allows movement of the crown and predictable crown location;

•	a flexible drive shaft with a diamond grit coated offset crown, which tracks and orbits over the guidewire; and

•	a sheath, which covers the drive shaft and permits delivery of saline or medications to the treatment area.

ViperWire Advance Guidewire and ViperWire Advance Coronary Guidewire.  The ViperWire guidewires were designed to offer an improved ability to maneuver through tortuous, twisting blood vessels and cross challenging lesions. The OAS travels over this wire to the lesion and operate on this wire.

ViperSlide Lubricant. ViperSlide is an exclusive lubricant designed to optimize the smooth operation of the OAS.

Saline Infusion Pump.  The saline infusion pump mounts directly to the intravenous pole and bathes the OAS shaft and crown and provides an electric power supply for the operation of the catheter. The constant flow of saline reduces the risk of heat generation and improves the flush of particulates.

The mechanism of action is a function of the centrifugal force generated by the OAS as they rotate. As the speed of the crown's rotation increases, it creates centrifugal force, which increases the crown's orbit and presses the diamond grit coated offset crown against the lesion or plaque, removing a small amount of plaque with each orbit. The characteristics of the orbit and the resulting lumen size can be adjusted by modifying two variables:

•
Speed. An increase in speed creates a larger orbital circle, thus accommodating larger diameter vessels. Our current PAD Systems allow the user to choose between three rotational speeds. Our CAD System allows the user to choose between two rotational speeds.

•
Crown Characteristics.  The crowns for the OAS are designed with various weights (as determined by crown geometry and material density) and are coated with diamond grit. The PAD System crowns are available in two configurations - classic and solid. Physicians select crown sizes and configurations based on several case criteria, including reference vessel size, lesion length and degree of stenosis, stenosis morphology, and anatomy tortuosity. Physicians often use the classic crown configuration in small, more tortuous vessels or when less aggressive sanding is desired. The solid crown configuration is designed with a tapered, leading edge for frontal sanding, which can be used in tight calcified disease. The PAD Systems are available with a 1.50 millimeter and 2.00 millimeter classic crown, and 1.25 millimeter, 1.50 millimeter and 2.00 millimeter solid crown configuration. There is also a 1.25 millimeter solid micro crown available with the Diamondback 360 Peripheral device, which is designed to provide hybrid performance between the classic and solid configurations designed to treat very small arteries in the lower leg and foot. Catheter lengths are either 145 centimeters or 60 centimeters, which address procedural approach and target lesion locations both above and below the knee and now below the ankle. The shorter length catheters are designed for the retrograde pedal approach as opposed to the common femoral artery access point. The PAD Systems are versatile in that by adjusting one or more of the speeds in conjunction with crown selection, multiple lesions and vessel sizes can be treated. The crown for the CAD System is available in one configuration - 1.25 millimeter classic.

As the crown moves outward, the centrifugal force is offset by the counterforce exerted by the arterial wall. Normal arteries are compliant and have the ability to expand and contract as needed to supply blood flow. If the tissue is compliant, it flexes away, rather than generating an opposing force that would allow the OAS to engage and sand the wall. Diseased tissue provides resistance and is able to generate an opposing force that allows the OAS to engage and sand the plaque. The sanded plaque is broken down into particles generally smaller than circulating red blood cells that are washed away downstream with the patient's natural blood flow. PAD System testing performed in carbon blocks, animal and cadaver models showed:

•	greater than 93% of particles were smaller than a red blood cell, and

•	greater than 99% of particles were smaller than the lumen of the capillaries (which provide the connection between the arterial and venous system).

The small particle size minimizes the risk of vascular bed overload, or a saturation of the peripheral or coronary vessels with large particles, which may cause slow or reduced blood flow. The small size of the particles allow them to be managed by the body's natural cleansing of the blood, including various types of white blood cells that eliminate worn-out cells and other debris in the bloodstream.

We believe the OAS offer the following key benefits:

Strong Safety Profile

•
Differential Sanding Reduces Risk of Adverse Events. The OAS are designed to differentiate between hard plaque and soft compliant arterial tissue. Arteries are composed of three tissue layers. The diamond grit coated offset crown at the working end of the devices engages and removes plaque from the artery wall with minimal likelihood of penetrating or damaging the fragile, inner layer of the arterial wall because soft, compliant tissue flexes away from the crown. Furthermore, the OAS have rarely penetrated the middle or outer layers of the artery's wall. The Diamondback 360 Peripheral's perforation rate was 1.6% during our pivotal OASIS trial. Analysis by an independent pathology laboratory of more than 434 consecutive cross sections of porcine arteries treated with the Diamondback 360 Peripheral revealed there was minimal to no damage, on average, to the middle layer, which is typically associated with restenosis. Similarly, the CAD System perforation rate was 1.8% during our pivotal ORBIT II trial. Analysis by an independent pathology laboratory of more than 443 patients enrolled in the ORBIT II Trial revealed 4 patients had a perforation after the OAS treatment and another 4 patients had a perforation after stent deployment, for a total of 8 perforations reported.

•
Eliminates Need for Distal Protection. The small size of the particles produced during sanding avoids the need for plaque collection reservoirs on the catheter and reduces the need for ancillary distal protection devices, commonly used with directional cutting atherectomy devices, and also significantly reduces the risk that larger pieces of removed plaque will block blood flow downstream.

•
Allows Continuous Blood Flow During Procedure. The OAS allow for continuous blood flow during the procedure, except when initially used in chronic total occlusions. Other devices may restrict blood flow due to the size of the catheter required or the use of distal protection devices, which could result in complications such as excessive heat and tissue damage.

Proven Efficacy

•
Efficacy Demonstrated for Both PAD and CAD Systems. Our pivotal OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions treated by the Diamondback 360 PAD System. Performance targets were established cooperatively with the FDA before the trial began. Despite 55% of the lesions consisting of calcified plaque, the Diamondback 360 Peripheral successfully met the FDA's study endpoints. Because the Predator 360 and Stealth 360 mechanism of action is identical to that of the Diamondback 360 Peripheral, no additional efficacy trials were required by the FDA for 510(k) clearance of either PAD System. For the CAD System, our ORBIT II coronary OAS trial was designed to evaluate the safety and efficacy of OAS in treating severely calcified coronary lesions. The trial met both the primary safety and efficacy endpoints by significant margins. Preparation of severely calcified plaque with the OAS not only helped facilitate stent delivery, but also improved both acute and 30-day clinical outcomes compared with the outcomes of historic control subjects in this difficult-to-treat patient population. The pre-procedure mean minimal lumen diameter of 0.5 mm increased to 2.9 mm after the procedure. The primary safety endpoint was 89.6% freedom from 30-day MACE compared with the performance goal of 83%. The primary efficacy endpoint (residual stenosis <50% post-stent without in-hospital major adverse cardiac events) was 88.9% compared with the performance goal of 82%. Stent delivery was successful in 97.7% of cases; <50% stenosis was observed in 98.6% of subjects. Low rates of in-hospital Q-wave myocardial infarction (0.7%), cardiac death (0.2%), and target vessel revascularization (0.7%) were reported.

•
Treats Difficult, Fibrotic and Calcified Lesions. The OAS enable physicians to remove plaque from long, fibrotic, calcified or bifurcated lesions, as well as lesions with softer plaque, in peripheral arteries both above and below the knee.

•
Orbital Motion Improves Lesion Compliance. The orbiting action of the OAS removes the hard plaque in the artery by sanding. As the crown sands away the plaque, the lumen of the artery is opened and the vessel wall becomes more compliant. The orbital motion and speed of the crown increases, thus allowing for continuous removal of plaque as the opening of the lumen increases during the operation of the devices.

•
Differential Sanding Creates Smooth Lumens. The differential sanding of the OAS creates a smooth surface lumen, or channel, inside the vessel. We believe that the smooth lumens created by the device increase the velocity of blood flow and decrease the resistance to blood flow, which may decrease the potential for restenosis, or renarrowing of the arteries.

Ease of Use

•
Utilizes Familiar Techniques. Physicians using the OAS employ techniques similar to those used in angioplasty, which are familiar to interventional cardiologists, vascular surgeons and interventional radiologists who are trained in endovascular techniques. The devices' simple user interfaces require minimal additional training.

•
Single Insertion to Complete Treatment. The orbital technology and differential sanding process of the OAS allows for a single insertion to treat lesions, in most cases. Because the particles of plaque sanded away are of such small sizes, the OASs do not require a collection reservoir that needs to be repeatedly emptied or cleaned during the procedure, or add time and cost to the procedure. Rather, the OAS allow for multiple passes of the device over the lesion until plaque is removed and a smooth lumen is created.

Multiple Applications

The unique OAS mechanism of action used in both the PAD and CAD Systems can be used to treat multiple anatomic locations.

•
Below-the-Knee and Behind-the-Knee Peripheral Artery Disease.  Arteries below and behind the knee have small diameters and may be diffusely diseased, calcified or both, and reaching and treating these small vessels requires a small form factor which eliminates several competitive devices from being an option. Behind-the-knee lesions also present challenges if a stent is used because stents frequently fracture due to the forces exerted on the vessels when the knee bends or flexes. The PAD Systems are effective in both soft and calcified vessels. This was demonstrated in the Orbital Atherectomy System for the Treatment of Peripheral Vascular Stenosis ("OASIS") trial, where 94.5% of lesions treated with the Diamondback 360 Peripheral were behind or below the knee. The recently introduced Diamondback 360 60cm Peripheral OAS offers a shorter shaft length and a smaller profile and a more flexible shaft than their predecessors for improved ease of use. This product uses a 4 French catheter which enables physicians to access lesions below-the-knee using retrograde access (access through the ankle or foot).

•
Above-the-Knee Peripheral Artery Disease.  Arteries above the knee are typically longer, straighter and wider than below-the-knee vessels. Plaque in these arteries may also be diffuse, fibrotic and calcific. Physicians often use higher speeds or larger crown sizes of our products to treat lesions above the knee.

•
Coronary Artery Disease. CAD occurs when a fatty material called plaque builds up on the walls of arteries that supply blood to the heart. The plaque buildup causes the arteries to harden and narrow (atherosclerosis), reducing blood flow.

Cost and Time Efficient Procedure

•	Short Procedure Time. The OAS has a short treatment time, typically less than two minutes.

•
Single Crown Can Create Various Lumen Sizes Limiting Hospital Inventory Costs. The OAS orbital mechanism of action allow one device to create various diameter lumens inside the artery. Adjusting the rotational speed of the crown changes the orbit to create the desired lumen diameter, thereby potentially avoiding the need to use multiple catheters of different sizes to treat multiple lesions.

•
Single Insertion May Reduce Procedural Time. Since the physician does not need to insert and remove multiple catheters or clean a plaque collection reservoir to complete the procedure, there is a potential for decreased procedure time.

Our OAS Strategy

Our goal is to be the leading provider of minimally invasive solutions for the treatment of peripheral and coronary disease. The key elements of our strategy include:

•
Drive Adoption through Our Direct Sales Organization and Key Opinion Leaders. We expect to continue to drive adoption of the OAS through our direct sales force in both hospital and office-based lab settings, which targets interventional cardiologists, vascular surgeons, and interventional radiologists. As a key element of our strategy, we focus on educating and training physicians on the OAS through our direct sales force and through seminars where physician industry leaders discuss case studies and treatment techniques using the devices.

•
Collect Additional Clinical Evidence on Benefits of the OAS. Physicians are increasingly requesting clinical study evidence to allow them to make the best treatment decisions to achieve the best possible short-term and long-term outcomes for their patients. We are focused on collecting and using clinical evidence to demonstrate the advantages of the OAS and drive physician acceptance.

•
Enhance OAS and Expand Product Portfolio within the Market for Treatment of Peripheral and Coronary Arteries. In addition to enhancing the OAS, we have expanded our product portfolio. We offer multiple accessory devices designed to complement the use of the OAS. We are continuing to evaluate internal product development to further expand our portfolio of PAD and CAD treatment solutions.

•
Expand Internationally. With CE Mark expected for both the PAD and CAD Systems in fiscal 2015 and the anticipated coronary approval for the next generation coronary OAS device in Japan during the 2016-2017 timeframe, we are evaluating a variety of options for international expansion to maximize the coronary and peripheral market opportunities. Sales channels will be based on specific country dynamics. As a result, distributors - including potential strategic partners - and direct sales channels are being evaluated.

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

•
Healthcare Policy and Reimbursements. Our healthcare policy initiatives are targeted at raising awareness with public and private payors along with key medical societies on the clinical and economic issues associated with peripheral and coronary arterial calcium. Working with payors and medical societies over time will sustain coverage for our OAS technology and ensure practice guidelines include appropriate treatment options for patients with arterial calcium.

In addition to adding to our product portfolio through internal development efforts, we intend to continue to explore the acquisition of other product lines, technologies or companies that may leverage our sales force or complement our strategic objectives. We plan to continue to evaluate distribution agreements, licensing transactions, and other strategic partnerships.

Clinical Studies Summary

We are committed to providing relevant clinical evidence that enables physicians to select and utilize the best treatment options for their patients. Our clinical studies incorporate rigorous long-term clinical and healthcare economic data that are critical to improve long-term patient care and ongoing healthcare changes. We have conducted 14 clinical studies to demonstrate the safety and efficacy of the PAD Systems. A total of 3,777 patients were enrolled in various studies including our PAD I and PAD II pilot studies, OASIS pivotal study, CONFIRM post market registries, the CALCIUM 360°, COMPLIANCE 360° and CLARITY post market, randomized feasibility studies, the TRUTH post market study, and multiple physician sponsored studies. The results of these studies consistently demonstrated that the PAD Systems provide predictable, repeatable and durable results that differentiate themselves from other PAD treatments. The following are PAD clinical studies completed or in process during fiscal 2014:

•
OASIS. In September 2005 our IDE was approved to begin OASIS, our pivotal U.S. study. OASIS was a 124-patient, 20-center, prospective study that began enrollment in January 2006. The primary efficacy study endpoint was absolute plaque reduction of the target lesions from baseline to immediately post-procedure. The primary safety endpoint was the cumulative incidence of Serious Adverse Events ("SAE") at 30 days. In the OASIS study, 94.5% of lesions treated were behind or below the knee, an area where lesions have traditionally gone untreated until they require bypass surgery or amputation. Of the lesions treated in OASIS, 55% were comprised of calcified plaque, which presents a challenge to proper expansion and apposition of balloons and stents, and 48% were diffuse, or greater than 3 cm in length. Results of OASIS exceeded FDA pre-specified acceptance criteria with an overall plaque reductions of 59.4%, freedom from SAE of 95.2% device related and 90.3% overall and freedom from TLR of 97.6%.

•
TRUTH. A prospective, single-arm (non-randomized), post-market study that used IVUS imaging and angiography to assess procedural outcomes in patients who have symptomatic peripheral artery disease who are treated with the Sponsor's OAS and adjunctive balloon angioplasty. An independent IVUS Core Lab was used to provide adjudicated analyses for IVUS outcomes.

•	CLARITY. A pilot study designed to identify the clinically appropriate endpoint(s) of a larger, statistically powered pivotal trial for treatment of patients with CLI.

•
LIBERTY 360°. We are currently enrolling up to 1,200 patients in our LIBERTY 360° clinical PAD study, which is a prospective, observational, multi-center clinical study to evaluate acute and long term clinical, quality of life and economic outcomes of endovascular device intervention in patients with distal outflow peripheral arterial disease. This study is designed with unique endpoints to demonstrate how the PAD Systems provide effective long-term clinical and economic outcomes compared to other treatment alternatives.

CAD, the most common form of heart disease, continues to grow significantly worldwide. Performing PCI on calcified lesions can lead to MACE rates as high as 24% at 30 days, stent malposition, and a number of procedural complications. Despite being a relatively common problem, there have been no FDA Investigational Device Exemption ("IDE") premarket approval ("PMA") trials studying only patients with severe coronary calcification, before our ORBIT I and ORBIT II trials.

•
ORBIT I. The ORBIT I feasibility study evaluated performance of the Diamondback 360° for the treatment of de novo calcified coronary lesions. The ORBIT I study completed in India in 2009 enrolled 50 patients. The endpoints were measured by device performance, MACE rate, and TLR at six months. Device performance success was 98%. The freedom from MACE at 30 days and at 6 months was 94% and 92% respectively. The 30-day and 6-month freedom from TLR was 98%. A single center follow-up of 33 patients demonstrated a freedom MACE of 79% at five year follow up as presented at Society for Cardiovascular Angiography and Interventions in May 2014.

•
ORBIT II. In 2010, we began the ORBIT II pivotal study in the U.S, evaluating the use of the CAD System in treating coronary arteries and in October 2013, we received PMA from the FDA. One year ORBIT II study revascularization rate was significantly lower compared to historic controls with a freedom from cardiac death of 97% in this difficult to treat population and freedom from target lesion revascularization ("TLR") of 95%. We continue to expand our coronary clinical data with long term clinical and economic data demonstrating positive results for patients treated with the CAD System. ORBIT II one year patient follow-up was completed in fiscal 2014. The results were presented at Cardiovascular Research Technologies conference as a Late Breaking Clinical Trial in February 2014. Results demonstrated a freedom from TLR rate of 95.3% and freedom from MACE rate of 83.6% in this difficult-to-treat patient population of severe calcified coronary lesions. An economic analysis was also completed that demonstrated a reduction in average length of stay of 2.44 days compared to the MedPAR average length of stay with a 414.4 code of 4.24 days. The average savings was $4,294 per patient, based on the ORBIT II inpatient economic data of the index procedure costs and the 30-day procedure related readmission costs. A subsequent economic analysis of ORBIT II economic data using both outpatient and inpatient data resulted in an average savings of $3,200 per patient.

Ongoing Clinical Studies in Fiscal 2014

•
MACE. The MACE study is a post market coronary multi-center, prospective study to evaluate major adverse coronary events along with TLR and perforations in the treatment of moderate to severely calcified coronary lesions. This registry will include commercially available devices for revascularization involving stent deployment in de novo coronary lesions. The data from this registry will demonstrate the rate of calcification in the “real-world” setting as well as examine health care resource utilization. Enrollment in the 500 patient study has begun at up to 50 U.S. sites. These patients will be followed up to three years.

•
COAST. This is a prospective, single-arm, multi-center, global study designed to evaluate performance of the Diamondback 360 Coronary Micro Crown OAS. This study expands on the already effective current Diamondback 360 Coronary OAS to evaluate the next generation coronary OAS coronary device globally. We have begun enrolling up to 100 subjects at up to 15 U.S. sites and five sites in Japan. Minimum enrollment is 50 patients in the U.S. and 25 in Japan.

Sales and Marketing

We market and sell our products through a direct sales force in the United States. Revenues for the PAD and CAD Systems for fiscal 2014, fiscal 2013 and fiscal 2012 were $120.4 million, $91.2 million and $73.0 million, respectively. We have targeted sales and marketing efforts to interventional cardiologists, vascular surgeons and interventional radiologists with experience using similar catheter-based procedures, such as angioplasty, stenting, and cutting or laser atherectomy. Peer-to-peer education is a key element of our sales strategy.

We target our marketing efforts to practitioners through physician education, medical conferences, seminars, peer-reviewed journals and marketing materials. Our sales and marketing program focuses on:

•	educating physicians regarding the proper use and application of the OAS;

•	clinical results showing safety and efficacy of products;

•	educating physicians on the prevalence and complications of calcium in PAD and CAD; and

•	developing relationships with key opinion leaders.

We are not currently marketing our products internationally; however, we continue to evaluate international opportunities.

Research and Development

Our research and development efforts are focused in the development of products to penetrate our three key target markets: below and behind-the-knee, above-the-knee, and coronary vessels. In additional to the key target markets, we also focus on alternative access sites. Research and development projects include the development of new products, enhancement of existing products, and PAD and CAD clinical trials. Research and development expenses for fiscal 2014, fiscal 2013 and fiscal 2012 were $21.1 million, $15.2 million and $11.4 million, respectively.

Manufacturing

We use internally-manufactured and externally-sourced components to manufacture the OAS. Most of the externally-sourced components are available from multiple suppliers; however, certain key components, including the diamond grit coated crown, and our ViperSlide Lubricant are single sourced. We have strategies and arrangements in place for procuring our key components from alternative suppliers in the event that one or more of our single source suppliers were to discontinue supplying us with a key component. We assemble the shaft, crown and handle components on-site, and test, pack, seal and label the finished assembly before sending the packaged product to a contract sterilization facility. Upon return from the sterilizer, the product is held in inventory prior to shipping to our customers.

Our manufacturing facility in Minnesota, including the shaft manufacturing and the controlled-environment assembly areas, is equipped to accommodate approximately 30,000 devices per shift annually. It also has storage capacity for approximately 8,000 devices and 100 saline infusion pumps.

Our Pearland, Texas facility is 46,000 square feet and includes a custom-built clean room and production space for future expansion of value-add processes, including machining and electronics assembly. The facility, when it becomes fully staffed and equipped, will have the capacity to produce approximately 75,000 devices per shift annually. This facility has finished goods storage capacity for greater than 15,000 OAS devices and other accessory products and over 500 Stealth 360 and Diamondback 360 saline infusion pumps.

We are underway with the construction of a new, 125,000-square-foot, two-story building in Minnesota that will have space for more than 500 employees and contain dedicated research and development, training and education, and manufacturing facilities. The operations-dedicated space will expand our production and inventory capacity significantly. Depending on staffing scale, the new facility will have the capacity to produce in excess of 75,000 devices per shift annually. The finished goods storage capacity for nearly 20,000 devices and more than 500 saline infusion pumps, as well as other accessory products. Occupancy of the new facility is expected to commence in March 2015, with full transfer of operations by December 2015. We believe that our current facilities, including the new corporate headquarters, are substantially adequate for our current and anticipated future needs for the foreseeable future.

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

Third-Party Reimbursement and Pricing

Third-party payors, including private insurers, and government insurance programs, such as Medicare and Medicaid, pay for a significant portion of patient care provided in the United States. The single largest payor in the United States is the Medicare program, a federal governmental health insurance program administered by the Centers for Medicare and Medicaid Services ("CMS"). Medicare covers certain medical care expenses for eligible elderly and disabled individuals, including a large percentage of the population with PAD and CAD who could be treated with the OAS. In addition, private insurers often follow the coverage and reimbursement policies of Medicare. Consequently, Medicare's coverage and reimbursement policies are important to our operations.

CMS has established Medicare reimbursement codes describing atherectomy products and procedures using atherectomy products. We believe that physicians and hospitals that treat PAD and CAD with the respective OAS will generally be eligible to receive reimbursement from Medicare, as well as private insurers, for the cost of the single-use catheter and the physician's services.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. The OAS compete with a variety of other products or devices for the treatment of vascular disease, including stents, balloon angioplasty catheters and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the stent and balloon angioplasty market segments include Abbott Laboratories, Boston Scientific, Cook Medical, Johnson & Johnson, BARD, and Medtronic. We also compete against manufacturers of atherectomy catheters including, among others, Covidien, Spectranetics, Boston Scientific and Volcano, as well as other manufacturers that may enter the market due to the increasing demand for treatment of vascular disease. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of mild to moderate PAD and CAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. We are not aware of any competing catheter systems either currently on the market or in development that also use an orbital motion to create lumens larger than the catheter itself.

Because of the size of the peripheral opportunities, competitors and potential competitors have historically dedicated significant resources to aggressively promote their products. We believe that the PAD and CAD Systems compete primarily on the basis of:

•	safety and efficacy;

•	predictable clinical performance;

•	availability of clinical data;

•	ease of use;

•	economic benefit;

•	key opinion leader support and customer base;

•	customer service and support; and

•	adequate third-party reimbursement.

Patents and Intellectual Property

We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. As of July 29, 2014, we held 42 issued U.S. patents and have 46 U.S. patent applications pending, as well as 148 issued or granted foreign patents and 133 foreign patent applications, each of which corresponds to aspects of our U.S. patents and applications. Our issued U.S. patents expire between 2014 and 2032, and our most important patents, U.S. Patent No. 6,494,890 and two key design patents covering our eccentric abrasive crown technology are due to expire on June 1, 2019, February 16, 2024 and December 29, 2023, respectively. In addition, we have many additional patents relating to our core technology currently pending in the USPTO which will extend our key covered subject matter and coverage dates significantly. Our issued patents and patent applications relate primarily to the design and operation of interventional atherectomy devices, including the PAD Systems. These patents and applications include claims covering key aspects of orbital atherectomy devices, including the design, manufacture and therapeutic use of certain atherectomy abrasive heads, drive shafts, control systems, handles and couplings. As we continue to research and develop our atherectomy technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of atherectomy devices. In addition, we hold 19 registered U.S. trademarks, 15 registered marks in the Madrid Protocol with protection granted within at least one of Australia, Europe, China, Japan and Mexico, six registered marks in Europe, five registered marks in Canada, five registered marks in Mexico, and nine registered marks in Hong Kong. We hold five trademark applications pending in the U.S, 12 trademark applications pending in Canada and 16 trademark applications pending in India.

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

Government Regulation of Medical Devices

Governmental authorities in the U.S. at the federal, state and local levels and in other countries extensively regulate, among other things, the development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of medical devices such as the PAD and CAD Systems.

Failure to obtain approval to market our products under development and to meet the ongoing requirements of these regulatory authorities could prevent us from marketing and continuing to market our products.

United States

The Federal Food, Drug, and Cosmetic Act ("FDCA") and the FDA’s implementing regulations govern medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. We manufacture and market medical devices that are regulated by the FDA, comparable state agencies and regulatory bodies in other countries.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization are premarket notification (also called 510(k) clearance) and premarket approval (also called PMA approval). The type of marketing authorization applicable to a device - 510(k) clearance or PMA approval - is generally linked to classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current good manufacturing practice requirements, as reflected in its Quality System Regulation ("QSR"). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed.
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

After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or PMA approval (if the device as modified is not substantially equivalent to a legally marketed predicate device). The determination as to whether new authorization is needed is initially left to the manufacturer; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

We received 510(k) clearance for use of the Diamondback 360 Peripheral as a therapy in patients with PAD in the United States on August 22, 2007. We received additional 510(k) clearances for the control unit used with the Diamondback 360 Peripheral on October 25, 2007 and for the solid crown version of the Diamondback 360 Peripheral on November 9, 2007. We were granted 510(k) clearance of the Predator 360 in March 2009 and Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014.

Premarket Approval.    A PMA application requires the payment of significant user fees and must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application must also include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facilities to ensure compliance with the FDA’s QSR which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

The FDA granted unconditional IDE approval in April 2010 to begin the ORBIT II coronary trial in the United States. This pivotal trial was set up in two phases; Phase I allowed us to enroll up to 100 patients at as many as 50 U.S. sites, Phase II allowed us to expand the trial to the full complement of 429 patients. In May 2011, we received approval from the FDA to complete enrollment of 429 patients in our ORBIT II clinical trial for a coronary application for the Diamondback 360, which followed the FDA’s review of data from the first 50 cases in the ORBIT II trial. In July 2012, we received approval from the FDA to include the new electric coronary device (similar to Stealth 360 technology used in PAD and customized specifically for the coronary application), which improves ease of use. The FDA required 100 enrollments with the new electric coronary device and would have allowed up to 50 additional patients in the trial, as needed, to achieve that enrollment level. A total of 443 patients were enrolled in the trial. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA approval from the FDA to market the Diamondback 360 Coronary OAS as a treatment for severely calcified coronary arteries. We commenced a controlled commercial launch of the CAD System following receipt of PMA approval.

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

Continuing Regulation.    After a device is cleared or approved for use and placed in commercial distribution, numerous regulatory requirements continue to apply. These include:

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

In addition, the FDA may require a company to conduct post market surveillance studies or order it to establish and maintain a system for tracking its products through the chain of distribution to the patient level.

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

We and our contract manufacturers, specification developers and suppliers are also required to manufacture our products in compliance with current Good Manufacturing Practice requirements set forth in the QSR.

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

On May 8, 2014, we received a letter from the U.S. Attorney’s Office for the Western District of North Carolina stating that it is investigating the Company to determine whether we had violated the False Claims Act, resulting in the submission of false claims to federal and state health care programs, including Medicare and Medicaid. The letter enclosed a Civil Investigative Demand (“CID”) for written interrogatories and document requests. We maintain rigorous policies and procedures to promote compliance with the False Claims Act and other regulatory requirements, and are working with the U.S. Attorney’s Office to promptly respond to the CID. However, we cannot predict when the investigation will be resolved, the outcome of this investigation or its potential impact on the Company.

The federal Physician Payments Sunshine Act, or the Sunshine Act, was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing Open Payment regulations, released in February 2013, require persons to begin collecting certain data on payments and other transfers of value to physicians and teaching hospitals beginning in August 2013 for public reporting by the end of June 2014. We submitted all required information by the reporting deadline. It is widely anticipated that public reporting under the Sunshine Act and implementing Open Payment regulations will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

In addition, any international expansion, operations and sales that we undertake will require us to comply with the U.S. Foreign Corrupt Practices Act and similiar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and custom laws.

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

Employees

As of June 30, 2014, we had 479 employees, including 112 employees in manufacturing, 224 employees in sales, 33 employees in marketing, 33 employees in clinical, 43 employees in general and administrative, and 34 employees in research and development, all of which are full-time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.

Item 1A.    Risk Factors.

Risks Relating to Our Business and Operations

We have a history of net losses and a short commercialization experience, and we are likely to continue to incur losses.

We are not profitable and have incurred net losses in each fiscal year since our formation in 1989. In particular, we had net losses of $35.3 million in fiscal 2014, $24.0 million in fiscal 2013 and $16.8 million in fiscal 2012. As of June 30, 2014, we had an accumulated deficit of approximately $238.6 million. We commenced commercial sales of the PAD Systems in September 2007 and the CAD System in October 2013, and our short commercialization experience makes it difficult for us to predict future performance. We also expect to incur significant additional expenses for sales and marketing, research and development and manufacturing as we continue to commercialize the PAD and CAD Systems and additional expenses as we seek to develop and commercialize future versions of the PAD and CAD Systems and any future products. Additionally, we expect that our general and administrative expenses will increase as our business grows. As a result, our operating losses are likely to continue.

We may be unable to sustain our revenue growth.

Our revenue has grown in each of the fiscal years since we commenced commercial sales of the PAD Systems in September 2007. Our ability to continue to increase our revenues in future periods will depend on our ability to increase sales of the PAD Systems and generate significant sales from the CAD System and new and improved products we introduce, which will in turn depend in part on our success in growing our customer base and reorders from those customers, and obtaining new applications for our technology. We may not be able to generate, sustain or increase revenues on a quarterly or annual basis. If we cannot achieve or sustain revenue growth for an extended period, our financial results will be adversely affected and our stock price may decline.

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections and additional allowances may be required, which could adversely affect our operating results. Adverse worldwide economic conditions may also adversely impact our suppliers' ability to provide us with materials and components, which could adversely affect our business and operating results.

The PAD Systems, the CAD System and future products may never achieve broad market acceptance.

The PAD and CAD Systems and future products we may develop may never gain broad market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	the actual and perceived effectiveness and reliability of our products;

•	the prevalence and severity of any adverse patient events involving our products;

•	the results of any clinical trials relating to use of our products;

•	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for conditions treated by our products;

•	the degree to which treatments using our products are approved for reimbursement by public and private insurers;

•	the degree to which physicians adopt the PAD and CAD Systems;

•	the extent to which we are successful in educating physicians about PAD and coronary artery disease in general and the existence and benefits of the PAD and CAD Systems in particular;

•	the strength of our marketing and distribution infrastructure; and

•	the level of education and awareness among physicians and hospitals concerning our products.

Failure of the PAD and CAD Systems to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

Our customers may not be able to achieve adequate reimbursement for using the PAD and CAD Systems which could affect the acceptance of our products and cause our business to suffer.

The availability of insurance coverage and reimbursement for newly approved medical devices and procedures is uncertain. The commercial success of our products is substantially dependent on whether third-party insurance coverage and reimbursement for the use of such products and related services are available. We expect our products to continue to be purchased by hospitals and other providers who will then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and private insurers, for the services provided to patients. While third-party payors are currently providing reimbursement for our products, we can give no assurance that these third-party payors will continue to provide adequate reimbursement for use of the PAD and CAD Systems to permit hospitals and doctors to consider the products cost-effective for patients requiring treatment, or that current reimbursement levels for our products will continue. In addition, the overall amount of reimbursement available for PAD and CAD treatment could decrease in the future. Failure by hospitals and other users of our products to obtain sufficient reimbursement could cause our business to suffer.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement, and, as a result, they may not cover or provide adequate payment for use of our products. In order to position our products for acceptance by third-party payors, we may have to agree to lower prices than we might otherwise charge.

Governmental and private sector payors have instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage, for new or innovative devices or procedures before they will reimburse healthcare providers who use such devices or procedures. It is uncertain whether our current products or any future products we may develop will be viewed as sufficiently cost-effective to warrant adequate coverage and reimbursement levels.

If third-party coverage and reimbursement for our products is limited or not available, the acceptance of our products and, consequently, our business will be substantially harmed.

Healthcare reform legislation could adversely affect our operating results and financial condition.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system, some of which have been enacted into law, such as the Patient Protection and Affordable Care Act, or the Patient Act. The Patient Act imposes significant new taxes on medical device makers and these taxes have begun to adversely affect our financial results. The Patient Act and any additional healthcare proposals and laws that may be enacted in the future could also limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The Patient Act and future healthcare legislation could adversely affect our revenue and financial condition.

Our financial performance may be adversely affected by medical device tax provisions in the health care reform legislation.

The imposition of the 2.3% medical device excise tax enacted as part of the Patient Act has required, and will continue to require, us to identify ways to reduce spending in other areas or raise additional capital to offset the increased expense. We have not been able to pass along the cost of the tax to our customers or offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage, and do not expect to be able to do so in the future, because of the demographics of the current uninsured population. The regulations put forth by the U.S. Department of Treasury in late 2012 did little to lessen the burden of complying with the excise tax statute. Ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

We have limited data and experience regarding the safety and efficacy of the PAD and CAD Systems. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect market acceptance of these products.

Because our technology is relatively new in the treatment of PAD and CAD, we have performed clinical trials only with limited patient populations. The long-term effects of using the PAD and CAD Systems in a large number of patients have not been studied and the results of short-term clinical use of the PAD or CAD Systems do not necessarily predict long-term clinical benefits or reveal long-term adverse effects.

Clinical trials conducted with the PAD and CAD Systems have involved procedures performed by physicians who are very technically proficient. Consequently, both short and long-term results reported in these studies may be significantly more favorable than typical results achieved by physicians, which could negatively impact market acceptance of the PAD and CAD Systems and materially harm our business.

We face significant competition, must innovate to stay competitive, and may be unable to sell the PAD or CAD Systems at profitable levels.

The market for medical devices is highly competitive, dynamic and marked by rapid and substantial technological development and product innovation. Our ability to compete depends on our ability to innovate successfully, and while certain barriers exist to entry into our market we cannot assure that new entrants or existing competitors will not be able to develop products that compete directly with our products. We compete against very large and well-known stent and balloon angioplasty device manufacturers, atherectomy catheter manufacturers, pharmaceutical companies, and companies that provide products used by surgeons in peripheral and coronary bypass procedures. We may have difficulty competing effectively with these competitors because of their well-established positions in the marketplace, significant financial and human capital resources, established reputations and worldwide distribution channels.

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

We have limited commercial manufacturing experience and could experience difficulty in producing the PAD and CAD Systems or may need to depend on third parties to manufacture the products.

We have limited experience in commercially manufacturing the PAD Systems, even less experience in commercially manufacturing the CAD System and no experience manufacturing these products in the volume that we anticipate will be required if we achieve planned levels of commercial sales. As a result, we may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture the PAD and CAD Systems or future products in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully.

The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business.

In addition, we may in the future need to depend upon third parties to manufacture the PAD and CAD Systems and future products. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business.

We depend upon third-party suppliers, including single source suppliers to us and our customers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide us with certain components of our products and to provide key components or supplies to our customers for use with our products. We rely on single source suppliers for certain components of the PAD and CAD Systems. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers' demands.

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

We intend to sell our products internationally in the future, but we may experience difficulties in obtaining approval to do so or in successfully marketing our products internationally even if approved.

Currently, all of our revenues are in the U.S.; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. There can be no guarantee that we will receive approval to sell our products internationally, nor can there be any guarantee that any sales would result even if such approval is received. Additionally, movement into international markets would subject us and our products to different and increased laws and regulations, which could negatively affect our financial results and increase our regulatory expenses.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, medical device, biotechnology and other life sciences companies have historically been particularly volatile. Our common stock traded as low as $18.83 and as high as $37.73 per share during the 12-month period ended June 30, 2014. Factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and we may also experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income or taxes may be subject to limitations.

Risks Related to Government Regulation

Our ability to market the PAD Systems in the United States is limited to use as a therapy in patients with PAD and our ability to market the CAD System in the United States is limited to use as a therapy in patients with coronary artery disease, and if we want to expand our marketing claims, we will need to file for additional FDA clearances or approvals and conduct further clinical trials, which would be expensive and time consuming and may not be successful.

The PAD Systems received FDA 510(k) clearances in the United States for use as a therapy in patients with PAD, and in October 2013, we received PMA approval to use the CAD System as a therapy in patients with coronary artery disease. These general clearances and approvals restrict our ability to market or advertise the PAD Systems and the CAD System beyond these uses and could affect our growth.

If we determine to market our orbital technology in the United States for other uses, we would need to conduct further clinical trials and obtain premarket approval from the FDA. Clinical trials are complex, expensive, time consuming, uncertain and subject to substantial and unanticipated delays. There is no assurance that we will be able to obtain FDA approval to use our orbital atherectomy technology for applications other than the treatment of PAD and coronary artery disease.

We are or will be subject to an extensive set of post-market controls that apply to us as we commercialize our products, including annual PMA reports, Medical Device Reports on serious adverse events, complaint handling and analysis under the FDA's Quality System Regulation ("QSR"), export controls, advertising and promotion requirements, and potential post-market studies required by the FDA.

We and our suppliers are also subject to regulation by various state authorities, which may inspect our or our suppliers' facilities and manufacturing processes and enforce state regulations. Failure to comply with applicable state regulations may result in seizures, injunctions or other types of enforcement actions.

Our promotion of the PAD and CAD Systems is closely controlled by the FDA and enforcement activities could limit our ability to inform potential customers of the features of the products.

The PAD Systems or the CAD System may in the future be subject to product recalls that could harm our reputation and product liability claims that could exceed the limits of available insurance coverage.

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. For example, since commercialization of the PAD Systems, we have had minor instances of recall involving a single lot of Diamondback 360 Peripheral devices, two boxes of ViperWire products, and 70 lots of Stealth 360º devices, related to “Use By” date labeling issues; a recall of unused ViperSheath products, which we formerly distributed for Thomas Medical Products; a recall involving six lots of Stealth 360º micro crown devices due to the potential for an insufficient solder bond; a recall of 318 Diamondback 318 Coronary devices due to incorrect saline catheter specifications; and a recall involving 48 Diamondback 360 Peripheral devices due to issues with the polymer coating on the saline sheath. Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.

Also, if the PAD or CAD Systems are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients. The use, misuse or off-label use of the PAD or CAD Systems may result in injuries that lead to product liability suits, which could be costly to our business. We cannot prevent a physician from using the PAD or CAD Systems for off-label applications. While we have product liability insurance coverage for our products and intend to maintain such insurance coverage in the future, there can be no assurance that we will be adequately protected from claims that are brought against us.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

The PAD and CAD Systems and related manufacturing processes, clinical data, adverse events, recalls or corrections and promotional activities are subject to extensive regulation by the FDA and other regulatory bodies. In particular, we are required to comply with the QSR and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing clearance or approval. We are also responsible for the quality of components received by our suppliers. Failure to comply with the QSR requirements or other statutes and regulations administered by the FDA and other regulatory bodies, or failure to adequately respond to any observations, could result in, among other things:

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians as well as requiring reporting of payments to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. Beginning in August 2013, the federal Physician Payments Sunshine Act, or the Sunshine Act, which was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing Open Payments regulations under the Sunshine Act, released in February 2013, require us to collect certain data on payments and other transfers of value to physicians and teaching hospitals. Public reporting of such information commenced in June 2014.

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

For example, on May 8, 2014, we received a letter from the U.S. Attorney’s Office for the Western District of North Carolina stating that it is investigating the Company to determine whether we had violated the False Claims Act, resulting in the submission of false claims to federal and state health care programs, including Medicare and Medicaid. The letter enclosed a Civil Investigative Demand (“CID”) for written interrogatories and document requests. We maintain rigorous policies and procedures to promote compliance with the False Claims Act and other regulatory requirements, and are working with the U.S. Attorney’s Office to promptly respond to the CID. However, we cannot predict when the investigation will be resolved, the outcome of this investigation or its potential impact on the Company.

Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure on Form SD in May of each year for the prior calendar year. We filed our initial Form SD in May 2014. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.        Properties.

Our principal executive offices are located in a 47,000 square foot facility in St. Paul, Minnesota. We have leased this facility through November 2015 with an option to renew through November 2020. In September 2013, we leased an additional 13,000 square foot office facility located in St. Paul, Minnesota which is leased through November 2015. These facilities accommodate our research and development, sales, marketing, manufacturing, finance and administrative activities.

In September 2009, we entered into an agreement to lease a 46,000 square foot production facility in Pearland, Texas beginning in April 2010 through March 2020. This facility primarily accommodates additional manufacturing activities.

In June 2014, we announced plans to build a new corporate headquarters in New Brighton, Minnesota. The 125,000-square-foot, two-story building will have space for more than 500 employees and contain dedicated research and development, training and education, and manufacturing facilities. This new facility will replace the two St. Paul, Minnesota leased facilities above.

We believe that our current facilities, including the new corporate headquarters, are substantially adequate for our current and anticipated future needs for the foreseeable future.

Item 3.       Legal Proceedings.

None.

Item 4.        Mine Safety Disclosures.

None.

Executive Officers of the Registrant.

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
David L. Martin	50	President and Chief Executive Officer
Laurence L. Betterley	60	Chief Financial Officer
Kevin Kenny	49	Executive Vice President of Sales and Marketing
Paul Koehn	51	Senior Vice President of Quality and Operations
Robert J. Thatcher	59	Chief Healthcare Policy Officer

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

Robert J. Thatcher, Chief Healthcare Policy Officer.    Mr. Thatcher joined us as Senior Vice President of Sales and Marketing in October 2005 and became Vice President of Operations in September 2006. Mr. Thatcher became Executive Vice President in August 2007 and became our Chief Healthcare Policy Officer in July 2013. Previously, Mr. Thatcher was Senior Vice President of TriVirix Inc. from October 2003 to October 2005. Mr. Thatcher has more than 30 years of medical device experience in both large and start-up companies. Mr. Thatcher has held various sales management, marketing management and general management positions at Medtronic, Inc., Schneider USA, Inc. (a former division of Pfizer Inc.), Boston Scientific Corporation and several startup companies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividend Policy

CSI trades on the Nasdaq Global Market under the symbol “CSII.” The following table sets forth the high and low sales prices for our common stock (based upon intra-day trading) as reported by the Nasdaq Global Market:

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2014
First quarter	$22.84	$19.00
Second quarter	34.59	18.83
Third quarter	37.73	27.79
Fourth quarter	33.71	23.81
Fiscal Year Ended June 30, 2013
First quarter	$11.64	$8.60
Second quarter	12.95	10.38
Third quarter	20.64	12.70
Fourth quarter	22.67	16.51

The number of record holders of our common stock on August 22, 2014 was approximately 231. No cash dividends have been previously paid on our common stock and none are anticipated during fiscal year 2015. We are restricted from paying dividends under our Loan and Security Agreements with Silicon Valley Bank and Partners for Growth (see Note 3 to the consolidated financial statements for additional information).

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

We were incorporated as Replidyne, Inc. ("Replidyne") in Delaware in 2000. On February 25, 2009, Replidyne completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008, by and among Replidyne, Responder Merger Sub, Inc., a wholly-owned subsidiary of Replidyne (“Merger Sub”), and CSI-MN (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into CSI-MN, with CSI-MN continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Replidyne. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. ("CSI") and CSI-MN changed its name to CSI Minnesota, Inc. Following the merger of Merger Sub with CSI-MN, CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation.

The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s 500 Stock Index (“S&P”) and the S&P Health Care Index (“S&P HC”). The graph assumes $100 was invested in the common stock of our predecessor company, Replidyne, and in each of the named indices on December 31, 2008, and that all dividends were reinvested, if any. The graph reflects our Merger, as described above, and the effects of our 1-for-10 reverse stock split and our change in fiscal year from December 31 to June 30, both effective February 25, 2009.
The following supplemental graph compares the five-year total return to stockholders of the common stock of CSI-MN, with the return of the S&P and S&P HC. The graph assumes $100 was invested in the common stock of CSI-MN and in each of the named indices on December 31, 2008, and that all dividends were reinvested, if any. Please note that at 12/31/08, CSI-MN was a private company and the values presented are based on estimates of fair market value made by management of CSI-MN for accounting purposes. The graph reflects our Merger, in which each share of CSI-MN was converted into the right to receive 0.647 shares of CSI, and our change in fiscal year from December 31 to June 30, both effective February 25, 2009.

Item 6.        Selected Financial Data.

Five-Year Selected Financial Data
(in thousands, except per share amounts)

	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS FOR THE FISCAL YEAR:
Revenues	$136,612	$103,897	$82,490	$78,780	$64,829
Loss from operations	$(33,489)	$(22,419)	$(14,466)	$(8,809)	$(22,899)
Net loss available to common stockholders	$(35,290)	$(24,037)	$(16,790)	$(11,125)	$(23,904)
Net loss per common share - basic and diluted	$(1.25)	$(1.11)	$(0.93)	$(0.70)	$(1.62)
Cash dividends declared per share	$—	$—	$—	$—	$—

FINANCIAL POSITION AT YEAR END:
Total assets	$181,901	$96,897	$63,124	$46,758	$42,722
Total long-term liabilities	$117	$7,652	$13,083	$9,937	$11,602
Stockholders’ equity	$152,055	$66,832	$32,189	$21,635	$17,715

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

OVERVIEW

We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our peripheral arterial disease ("PAD") products, the Stealth 360°® PAD System (the "Stealth 360"), the Diamondback 360® PAD Systems (the “Diamondback 360 Peripheral”) and the Diamondback Predator 360°® (the "Predator 360") are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral OAS access device which allows physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle or foot. We have also obtained approval to market our Diamondback 360® Coronary Orbital Atherectomy System ("CAD System") as a treatment for severely calcified coronary arteries.

We were incorporated as Replidyne, Inc. ("Replidyne") in Delaware in 2000. On February 25, 2009, Replidyne completed its business combination with Cardiovascular Systems, Inc., a Minnesota corporation (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008 (the “Merger Agreement”). Pursuant to the Merger Agreement, CSI-MN continued after the merger as the surviving corporation and a wholly-owned subsidiary of Replidyne. Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.” Replidyne was a biopharmaceutical company focused on discovering, developing, in-licensing and commercializing anti-infective products.

CSI-MN was incorporated in Minnesota in 1989. From 1989 to 1997, we engaged in research and development on several different product concepts. Since 1997, we have devoted substantially all of our resources to the development of the PAD Systems and, since 2007, to the approval of our CAD System.

From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the U.S. Food and Drug Administration ("FDA"). We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS PAD clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009 and Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. Supplemental products are purchased from third-party suppliers.

We have developed modified versions of the PAD System to treat coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket application ("PMA"), and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the Diamondback 360 Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. We commenced a controlled commercial launch of CAD System following receipt of PMA approval.

As of June 30, 2014, we had an accumulated deficit of $238.6 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and broaden the commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

FINANCIAL OVERVIEW

Revenues.    We derive substantially all of our revenues from the sale of PAD Systems, the CAD System and other ancillary products. The PAD and CAD Systems each use a disposable, single-use, low-profile catheter that travels over our proprietary ViperWire guidewire. The systems use a saline infusion pump as a power supply for the operation of the catheter. Our ancillary products include the ViperSlide Lubricant and ViperTrack Radiopaque Tape. We also have an exclusive distribution agreement with Asahi to market its peripheral guide wire line in the United States.

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

Interest and Other, Net.    Interest and other, net primarily includes interest expense (including premium and discount amortization), interest income, change in the fair value of the debt conversion option, debt refinancing costs, and net write-offs upon debt conversion (option and unamortized premium or discount).

•	Interest Expense. Interest expense (including premium and discount amortization) results from outstanding debt balances and debt premiums and discounts.

•	Interest Income. Interest income is attributed to interest earned on deposits in investments that consist of money market funds.

•
Change in Fair Value of Debt Conversion Option. Change in fair value of debt conversion option represents the period to period change in fair value of the debt conversion option associated with outstanding convertible debt.

•
Net Write-offs Upon Debt Conversion. Net write-offs upon debt conversion are the result of the conversion of convertible debt, and include the write-off of the related debt conversion option and any unamortized debt premium or discount.

•	Other. Other consists of miscellaneous non-operating expenses, including state taxes.

Net Operating Loss Carryforwards.    We have established valuation allowances to fully offset our deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred assets, particularly in light of our historical losses. The future use of net operating loss carryforwards is dependent on us attaining profitable operations and will be limited in any one year under Internal Revenue Code Section 382 due to significant ownership changes (as defined in Section 382) resulting from our equity financings. At June 30, 2014, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $159.2 million, which will expire at various dates through fiscal 2033.

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

Revenue Recognition.    We sell the majority of our products via direct shipment to hospitals or office-based labs. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We record estimated sales returns, discounts and rebates as a reduction of net sales.

Costs related to products delivered are recognized in the period the revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.

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

Excess and Obsolete Inventory.    We have inventories that are principally comprised of capitalized direct labor and manufacturing overhead, raw materials and components, and finished goods. Due to the technological nature of our products, there is a risk of obsolescence for changes in our technology and the market, which is impacted by technological developments and events. Accordingly, we write down our inventories as we become aware of any situation where the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions. The evaluation includes analysis of inventory levels, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.

Debt Conversion Option.    The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth ("PFG") and has been included as a component of debt conversion option and other assets on our balance sheet. The Monte Carlo option pricing model was used to determine the value of the debt conversion option and includes various inputs including historical volatility, stock price simulations, and the assessed behavior of us and PFG based on those simulations. In fiscal 2014, PFG converted all of the remaining loans (see Note 3 to the consolidated financial statements for additional information).

Stock-Based Compensation.    We have stock-based compensation plans, which includes stock options, nonvested share awards, and an employee stock purchase plan. We determine the fair value of our option awards using option-pricing models. We determine the fair value of nonvested share awards with market conditions using the Monte Carlo simulation. Fair value of nonvested share awards that vest based upon performance or time conditions is determined by the closing market price of our stock on the date of grant, as determined by management and the board of directors. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest. Management's key assumptions are developed with input from independent third-party valuation advisors.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods:

Comparison of Fiscal Year Ended June 30, 2014 with Fiscal Year Ended June 30, 2013

	Year Ended June 30,
	2014	2013	$ Change	Percent Change
Revenues	$136,612	$103,897	$32,715	31.5%
Cost of goods sold	31,041	24,382	6,659	27.3
Gross profit	105,571	79,515	26,056	32.8
Gross margin	77.3%	76.5%	0.8%	1.0
Expenses:
Selling, general and administrative	117,994	86,718	31,276	36.1
Research and development	21,066	15,216	5,850	38.4
Total expenses	139,060	101,934	37,126	36.4
Loss from operations	(33,489)	(22,419)	(11,070)	49.4
Interest and other, net	(1,801)	(1,618)	(183)	11.3
Net loss	$(35,290)	$(24,037)	$(11,253)	46.8

Revenues.    Revenues increased by $32.7 million, or 31.5%, from $103.9 million for the year ended June 30, 2013 to $136.6 million for the year ended June 30, 2014. This increase was primarily attributable to a $24.2 million, or 26.5%, increase in the number of PAD Systems sold, which reflects a 30.8% increase in number of devices sold, partially offset by a 3.3% reduction in average selling prices. Additionally, the sale of the CAD System contributed approximately $5.0 million in revenues following our PMA approval in October 2013. Other product revenue also increased $3.5 million, or 28.0%, during the year ended June 30, 2014 as compared to the year ended June 30, 2013, primarily driven by increased sales of PAD and CAD Systems, which the products support. Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, continue the commercial launch of our CAD System, and expand into new geographies.

Cost of Goods Sold.    Cost of goods sold increased by $6.6 million, or 27.3%, from $24.4 million for the year ended June 30, 2013 to $31.0 million for the year ended June 30, 2014. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires, control units, and other ancillary products. The increase was due to an increase in the quantities of products sold, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. The increase in gross margin from 76.5% during the year ended June 30, 2013, to 77.3% for the year ended June 30, 2014, was primarily due to lower indirect costs per unit, partially offset by lower average selling prices of PAD Systems. Cost of goods sold for the years ended June 30, 2014 and 2013 includes $0.7 million and $0.4 million, respectively, for stock-based compensation. We expect that gross margin in fiscal 2015 will improve slightly compared to fiscal 2014 as cost improvements will be made throughout the year. Quarterly fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses increased by $31.3 million, or 36.1%, from $86.7 million for the year ended June 30, 2013 to $118.0 million for the year ended June 30, 2014. Our selling, general and administrative expenses for the year ended June 30, 2014 have increased due to our commercial CAD System launch, the expansion of our sales and marketing organization, increased variable compensation, increased promotion and medical education programs, higher stock-based compensation, increased costs related to health care policy initiatives and higher medical device excise taxes. Selling, general, and administrative expenses for the years ended June 30, 2014 and 2013 include $9.2 million and $6.2 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD products and expanding the commercial launch of our CAD System.

Research and Development Expenses.    Research and development expenses increased by $5.9 million, or 38.4%, from $15.2 million for the year ended June 30, 2013 to $21.1 million for the year ended June 30, 2014. Research and development expenses relate to the specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown design, and PAD and CAD clinical studies. The increase primarily related to additional product development projects and clinical studies which began in fiscal 2014, and the related increase in headcount. Research and development expenses for the year ended June 30, 2014 and 2013 include $1.1 million and $0.8 million, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur research and development expenses significantly above amounts incurred for the year ended June 30, 2014. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, net.    Interest and other, net was $(1.8) million and $(1.6) million for the years ended June 30, 2014 and 2013, respectively. The increase was primarily due to the change in fair value of the debt conversion option which was associated with the previously outstanding convertible debt (changes in fair value was primarily driven by the change in the market value of our common stock) and the write-off's associated with the debt conversions. Slightly offsetting this was a decrease in interest expense as a result of lower debt balances as well as debt premium and discount amortization.

Net Loss.    Net loss for the year ended June 30, 2014 was $(35.3) million, compared to $(24.0) million for the year ended June 30, 2013. Our net loss has increased as a result of increased operating expenses, partially offset by higher gross profit.

Comparison of Fiscal Year Ended June 30, 2013 with Fiscal Year Ended June 30, 2012

	Year Ended June 30,
	2013	2012	$ Change	Percent Change
Revenues	$103,897	$82,490	$21,407	26.0%
Cost of goods sold	24,382	19,216	5,166	26.9
Gross profit	79,515	63,274	16,241	25.7
Gross margin	76.5%	76.7%	(0.2)%	(0.3)
Expenses:
Selling, general and administrative	86,718	66,366	20,352	30.7
Research and development	15,216	11,374	3,842	33.8
Total expenses	101,934	77,740	24,194	31.1
Loss from operations	(22,419)	(14,466)	(7,953)	55.0
Interest and other, net	(1,618)	(2,324)	706	(30.4)
Net loss	$(24,037)	$(16,790)	$(7,247)	43.2

Revenues. Revenues increased by $21.4 million, or 26.0%, from $82.5 million for the year ended June 30, 2012 to $103.9 million for the year ended June 30, 2013. This increase was primarily attributable to an $18.2 million, or 25.0%, increase in the number of PAD Systems sold, which reflects a 26.0% increase in the number of devices sold, partially offset by a 0.8% reduction in average selling prices. Other product revenue increased $3.2 million, or 33.6%, during the year ended June 30, 2013, compared to the year ended June 30, 2012, primarily driven by increased sales of PAD Systems, which the products support.

Cost of Goods Sold. Cost of goods sold increased by $5.2 million, or 26.9%, from $19.2 million for the year ended June 30, 2012 to $24.4 million for the year ended June 30, 2013. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires, control units, pumps, and other supplemental products. The decrease in gross margin from 76.7% during the year ended June 30, 2012, to 76.5% for the year ended June 30, 2013, was primarily due to a higher mix of Stealth 360 sales, which carried a higher unit cost than its predecessor product, and to lower average selling prices, partially offset by the favorable effect of increased production volumes. Cost of goods sold for the years ended June 30, 2013 and 2012 includes $0.4 million and $0.3 million, respectively, for stock-based compensation.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased by $20.4 million, or 30.7%, from $66.4 million for the year ended June 30, 2012 to $86.7 million for the year ended June 30, 2013. Our selling, general and administrative expenses for the year ended June 30, 2013 increased due to increased variable compensation, expansion in our sales and marketing organizations, increased medical education programs, and the medical device excise tax, which became effective January 1, 2013 and resulted in an expense of $1.0 million for the year ended June 30, 2013. Selling, general, and administrative expenses for the years ended June 30, 2013 and 2012 include $6.2 million and $4.4 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $3.8 million, or 33.8%, from $11.4 million for the year ended June 30, 2012, to $15.2 million for the year ended June 30, 2013. Research and development expenses relate to the development of new products, enhancement of existing products and PAD and CAD clinical trials. The increase in clinical expenses was related to the advancement of the ORBIT II coronary trial and related expansion of the clinical organization. Research and development expenses for the years ended June 30, 2013 and 2012 include $0.8 million and $0.5 million, respectively, for stock-based compensation.

Interest and Other, net. Interest and other, net was $(1.6) million and $(2.3) million for the years ended June 30, 2013 and 2012, respectively. The decrease was primarily due to the change in fair value of the debt conversion option which was associated with the previously outstanding convertible debt and changes in its fair value were primarily driven by the change in the market value of our common stock. Slightly offsetting this was an increase in net write-offs upon conversion which were the result of the conversion of convertible debt and includes the write-off of the debt conversion option and any unamortized debt premium or discount.

Net Loss. Net loss for the year ended June 30, 2013 was $(24.0) million, compared to $(16.8) million for the year ended June 30, 2012. Our net loss increased as a result of increased operating expenses, partially offset by higher gross profit.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Year Ended June 30,
	2014	2013
Loss from operations	$(33,489)	$(22,419)
Add: Stock-based compensation	10,928	7,442
Add: Depreciation and amortization	1,367	973
Adjusted EBITDA	$(21,194)	$(14,004)

The decrease in Adjusted EBITDA of $7.2 million, or 51.3%, is primarily the result of the $11.1 million, or 49.4%, increase in the loss from operations. The loss from operations was significantly impacted by increases in operating expenses, slightly offset by an increase in gross profit.

Adjusted EBITDA was also impacted by an increase in stock-based compensation and increase in depreciation and amortization. Stock-based compensation increased $3.5 million, or 46.8%, from $7.4 million for the year ended June 30, 2013 to $10.9 million for the year ended June 30, 2014. Stock-based compensation increased as a result of vesting of previously granted share awards with a higher grant date fair value, and the granting of performance based restricted stock awards with shorter vesting periods than service based awards. Depreciation and amortization increased as a result of additional investment in capital equipment and patents.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by non-cash charges such as stock-based compensation and depreciation and amortization expense. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $126.6 million and $67.9 million at June 30, 2014 and 2013, respectively. During the year ended June 30, 2014, net cash used in operations amounted to $26.8 million. As of June 30, 2014, we had an accumulated deficit of $238.6 million. We have historically funded our operating losses primarily from the issuance of stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank ("SVB"). The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants and amended on June 26, 2014 to extend the line of credit to September 30, 2014 and reduce the interest rate. The agreement, as amended, includes a $12.0 million term loan and a $15.0 million line of credit. The terms of each of these loans are as follows:

•
The $12.0 million term loan had an initial interest rate of 8.0%, which could have been reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan had a maturity of 36 months, with repayment terms that included interest only payments during the first six months, followed by 30 equal principal payments of $400,000 plus interest, and a final payment of $100,000 due at maturity. This term loan also included an acceleration provision that required us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at June 30, 2014 and 2013 was $0 and $7.0 million, respectively, net of the unamortized discount associated with warrants issued to SVB in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender were amortized over the 36 months maturity period. See Note 6 to the consolidated financial statements for additional information. The term loan expired on June 30, 2014.

•
The $15.0 million line of credit expires on September 30, 2014 and has a floating interest rate equal to the Wall Street Journal's prime rate. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of SVB. The line of credit is subject to non-use fees, annual fees, and cancellation fees. During the quarter ended December 31, 2013, we paid the remaining balance on the term loan with funds from the line of credit. The balance outstanding on the line of credit at June 30, 2014 and 2013 was $2.4 million and $0, respectively.

Borrowings from SVB are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants as of June 30, 2014. Any non-compliance by under the terms of debt arrangements could result in an event of default under the SVB loan, which, if not cured, could result in the acceleration of this debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with PFG, as amended on August 23, 2011, December 27, 2011, June 30, 2012 and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above SVB's prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid at any time in whole or in part. As of June 30, 2014, PFG had converted all remaining loans.

At any time prior to the maturity date, PFG may at its option convert any outstanding loans into shares of our common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. We recorded an (expense) benefit of $(61,000) and $0.4 million for the years ended June 30, 2014 and 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. The balance outstanding under the loan and security agreement at June 30, 2014 and 2013 was $0 and $5.0 million, respectively, including the net unamortized premium. The net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of interest and other, net on the accompanying statement of operations.

During the years ended June 30, 2014 and 2013, PFG converted various loans, in accordance with the conversion terms set forth in the agreement. The non-cash conversion activity was as follows (in thousands, except share amounts):

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

Upon conversion of the PFG loans, we recorded a noncash write-off of $252,000 and $400,000 of premiums related to the loans during the years ended June 30, 2014 and 2013, respectively. Any loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at June 30, 2014. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

Equity Offerings

We had the following registered underwritten public offerings:

	Shares Sold	Sale Price	Net Proceeds(1)
Offering Date
November 26, 2013	3,000,000	$30.00	$84,369
March 25, 2013	2,300,000	$17.60	$38,209
May 22, 2012	1,780,000	$9.00	$14,889
(1) Proceeds after deducting underwriting discounts, commissions and expenses (in thousands).

We intend to use the net proceeds from the offerings for working capital and general corporate purposes, which may include, but are not limited to:

•	the funding of clinical trials and studies;

•	expanding our sales and marketing organization;

•	physician education and awareness programs;

•	funding the commercialization of our coronary application;

•	expansion into international markets;

•	development of new products;

•	funding the construction of our new corporate headquarters; and

•	repayment of indebtedness with Silicon Valley Bank.

We may also use a portion of the net proceeds offering for the potential acquisition of businesses, technologies and products, although we have no current understandings, commitments or arrangements to do so.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the offerings. Accordingly, we will retain broad discretion over the use of these proceeds. Pending these uses, we intend to invest the net proceeds in investment-grade, interest-bearing securities.

Changes in Liquidity

Cash and Cash Equivalents.    Cash and cash equivalents was $126.6 million and $67.9 million at June 30, 2014 and 2013, respectively. The increase is primarily attributable to net cash provided by financing activities during the year ended June 30, 2014, partially offset by net cash used in operating and investing activities and payments of long term debt.

Operating Activities.    Net cash used in operating activities was $26.8 million, $10.8 million, and $11.3 million for the years ended June 30, 2014, 2013, and 2012, respectively. For the years ended June 30, 2014, 2013, and 2012, we had a net loss of $35.3 million, $24.0 million, and $16.8 million, respectively. Changes in working capital accounts also contributed to the net cash used in the years ended June 30, 2014, 2013, and 2012. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable of $6.7 million, $1.3 million, and $0.4 million during the years ended June 30, 2014, 2013, and 2012, respectively. Cash used in accounts receivable is due to higher receivable balances from revenue growth, which has grown in each of the last three fiscal years.

•
Cash provided by (used in) inventories of $(6.6) million, $0.8 million, and $(1.2) million during the years ended June 30, 2014, 2013, and 2012, respectively. Cash used by inventories in fiscal 2014 was due to higher levels of inventory for future sales growth, including the CAD System commercial launch, as well as timing of inventory purchases and sales. Cash provided by (used in) inventories in fiscal 2013 and 2012 was primarily due to the timing of inventory purchases and sales.

•
Cash provided by (used in) prepaid expenses and other current assets of $(0.6) million, $0.9 million, and $(0.4) million during the years ended June 30, 2014, 2013, and 2012, respectively. Cash provided by (used in) prepaid expenses and other current assets was primarily due to payment timing of vendor deposits and other expenditures.

•
Cash provided by accounts payable of $4.6 million, $1.5 million, and $0.3 million during the years ended June 30, 2014, 2013, and 2012, respectively. Cash provided by accounts payable was primarily due to timing of purchases and vendor payments and overall increased levels of expenses.

•
Cash provided by accrued expenses and other liabilities of $4.5 million, $2.5 million, and $7,000 during the years ended June 30, 2014, 2013, and 2012, respectively. Cash provided by accrued expenses and other liabilities for fiscal 2014 was primarily related to increased incentive compensation related to performance above goals, higher accrued commissions due to increased sales, and higher payroll related expenses related to headcount and timing of payments. Cash provided by accrued expenses and other liabilities for fiscal 2013 and 2012 was primarily related to the timing and payment of accruals.

Investing Activities.    Net cash used in investing activities was $13.4 million, $2.5 million, and $1.0 million for the years ended June 30, 2014, 2013, and 2012, respectively. Cash used in investing activities resulted from investment in property, plant and equipment, and patents. In fiscal 2014, we paid $11.1 million towards the construction of our new corporate headquarters, including a $9.1 million escrow deposit. We expect the total cost of the building to be approximately $32 million.

Financing Activities.    Net cash provided by financing activities was $99.0 million, $45.6 million, and $26.7 million during the years ended June 30, 2014, 2013, and 2012, respectively. Cash provided by financing activities during these periods included:

•	Proceeds from the sale of common stock, net of issuance costs, of $84.4 million, $38.2 million, and $14.9 million during the years ended June 30, 2014, 2013 and 2012, respectively;

•	Exercise of stock options and warrants of $16.3 million, $5.9 million, and $4.4 million during the years ended June 30, 2014, 2013, and 2012, respectively;

•	Proceeds from long-term debt of $4.8 million, $4.5 million, and $7.9 million during the years ended June 30, 2014, 2013, and 2012, respectively; and

•	Employee stock purchase plan purchases of $3.4 million, $1.8 million, and $1.4 million during the years ended June 30, 2014, 2013, and 2012, respectively.

Cash used in financing activities in these periods included payments on long-term debt of $9.9 million, $4.8 million, and $1.9 million during the years ended June 30, 2014, 2013, and 2012, respectively.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of June 30, 2014, we believe our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures (including the new corporate headquarters discussed below) and operations for the foreseeable future. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. We may raise additional capital in the future, to fund acceleration of our current growth initiatives or additional growth opportunities, if we believe it will significantly enhance our value.

New Corporate Headquarters. On June 11, 2014, we entered into a Redevelopment Agreement, a Design-Build Contract, and a Development Services Agreement (as defined below) as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into our new corporate headquarters.
Pursuant to that certain Contract for Private Redevelopment by and among the City of New Brighton (the “City”), Ryan Companies US, Inc. (“Ryan”), and us, dated June 11, 2014 (the “Redevelopment Agreement”), we purchased approximately ten acres of real property from the City for a purchase price of $500,000. The City also granted us the option to purchase an additional 3.6 acres prior to May 31, 2021 pursuant to certain terms set forth in the Redevelopment Agreement.

Pursuant to that certain Design-Build Cost Plus Construction Contract by and between Ryan and us, dated June 11, 2014, we have contracted with Ryan to furnish all services, labor, materials, equipment, procurement services, project management and other duties and services necessary for construction of our new headquarters on the land purchased from the City. We expect to have construction substantially completed by March 1, 2015, and, pursuant to the Redevelopment Agreement discussed above, We have agreed with Ryan to complete construction by December 31, 2015. We anticipate that the total cost for the construction of the headquarters will be approximately $25 million, subject to certain increases or decreases if work is completed prior to or after March 1, 2015 or if changes are made to the project plans during construction. We will pay Ryan a fee of 3.85% of the cost of the work. We also anticipate that the total cost of furnishing, equipping and opening the headquarters will be approximately $7 million.

We also entered into a Development Services Agreement with Ryan, dated June 11, 2014, pursuant to which Ryan will perform certain development services to facilitate development of the project, including coordination with the City and overall coordinate of development strategy. We will pay Ryan a fee for the development services, which includes a sum equal to 3.25%

of the adjusted total project costs, payable at certain points in the construction process and a sum equal to 5% of the adjusted total project costs, payable upon substantial completion of the project, as well as reimbursement of certain expenses incurred by Ryan.

In connection with the agreements above, we were required to hold approximately $9.1 million in an escrow account which will be used to fund the final construction payments. The escrow is classified as construction in progress in property and equipment, net, on the consolidated balance sheet.

Contractual Cash Obligations.    Our contractual obligations and commercial commitments as of June 30, 2014 are summarized below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$3,633	$1,141	$1,227	$920	$345
Purchase commitments(2)	23,778	23,778	—	—	—
Debt maturities(3)	2,400	2,400	—	—	—
Total	$29,811	$27,319	$1,227	$920	$345

(1)	The amounts represent future minimum payments under a non-cancellable operating leases for our offices and production facility along with equipment.

(2)	This amount represents the estimated remaining minimum payments on the construction of our new corporate headquarters, as well as open purchase orders.

(3)	This amount represents debt maturities under various debt agreements.

INFLATION

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 require us to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. We do not anticipate a material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Customers With Contracts.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award
Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual and interim periods within the annual period beginning after December 15, 2015. We do not currently have share-based payment awards that fall within the scope of this standard and therefore we do not anticipate an impact on our consolidated financial statements upon adoption.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-K and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including our expectations regarding the adoption of the PAD and CAD Systems through our direct sales force; our clinical trials and clinical evidence expectations; our plans to explore the acquisition of other product lines, technologies or companies and to continue to evaluate distribution agreements, licensing transactions and other strategic partnerships; use of proceeds from our public offering; future reimbursement for the PAD and CAD Systems; the possibility that we may sell internationally in the future and the timing for doing so; the future capacity of our credit facilities; the expectations regarding construction timing and expenses for our new corporate headquarters; the approval of our products in Japan, the granting of a CE Mark in Europe and the timing of such approvals; patent expiration expectations; our expectations regarding increased revenues; future efficiencies resulting from an increase in production costs; our expectations regarding improved fiscal year 2015 gross margins over fiscal 2014; an increase in selling, general and administrative expenses; research and development expenses being significantly above amounts incurred in fiscal 2014; no payment of dividends in the foreseeable future; and the sufficiency of our current and anticipated financial resources to fund operating expenses for at least the next 12 months and our expectations regarding raising additional capital. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the PAD and CAD Systems; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial results; dependence on market growth; the reluctance of physicians to accept new products; the difficulty of successfully managing operating costs; FDA and similar foreign clearances and approvals; the impact of competitive products and pricing; approval of products for reimbursement and the level of reimbursement; unanticipated delays or costs related to construction of our new corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our inability to expand our sales and marketing organization and research and development efforts; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources; general economic conditions; and those matters identified and discussed in Item 1A of this Form 10-K under “Risk Factors.”

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of June 30, 2014 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cardiovascular Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Cardiovascular Systems, Inc. at June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, MN
August 28, 2014

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)

	June 30, 2014	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$126,592	$67,897
Accounts receivable, net	21,383	14,730
Inventories	12,890	6,243
Prepaid expenses and other current assets	1,846	959
Total current assets	162,711	89,829
Property and equipment, net	15,297	2,999
Patents, net	3,823	3,219
Debt conversion option and other assets	70	850
Total assets	$181,901	$96,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,400	$5,095
Accounts payable	12,699	7,230
Accrued expenses	14,630	10,088
Total current liabilities	29,729	22,413
Long-term liabilities
Long-term debt, net of current maturities	—	7,472
Other liabilities	117	180
Total long-term liabilities	117	7,652
Total liabilities	29,846	30,065
Commitments and contingencies
Common stock, $0.001 par value at June 30, 2014 and 2013; authorized 100,000,000 common shares at June 30, 2014 and 2013; issued and outstanding 31,084,742 at June 30, 2014 and 24,382,025 at June 30, 2013	31	24
Additional paid in capital	390,589	261,722
Common stock warrants	—	8,361
Accumulated deficit	(238,565)	(203,275)
Total stockholders’ equity	152,055	66,832
Total liabilities and stockholders’ equity	$181,901	$96,897

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2014	2013	2012
Revenues	$136,612	$103,897	$82,490
Cost of goods sold	31,041	24,382	19,216
Gross profit	105,571	79,515	63,274
Expenses:
Selling, general and administrative	117,994	86,718	66,366
Research and development	21,066	15,216	11,374
Total expenses	139,060	101,934	77,740
Loss from operations	(33,489)	(22,419)	(14,466)
Interest and other, net	(1,801)	(1,618)	(2,324)
Net loss	$(35,290)	$(24,037)	$(16,790)

Net loss per common share:
Basic and diluted	$(1.25)	$(1.11)	$(0.93)

Weighted average common shares used in computation:
Basic and diluted	28,295,758	21,685,932	18,035,635

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
(Dollars in thousands, except per share and share amounts)

	Common Stock		Additional Paid In Capital	Warrants	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
Balances at June 30, 2011	16,987,068	$17	$174,157	$9,909	$(162,448)	$21,635	$(11,125)
Stock-based compensation related to restricted stock awards, net	564,068	1	4,754	—	—	4,755
Exercise of stock options and warrants at $7.90-$12.15 per share	548,097	—	5,261	(776)	—	4,485
Issuance/expiration of common stock warrants	—	—	16	481	—	497
Employee Stock Purchase Plan Activity	170,000	—	2,118	—	—	2,118
Conversion of convertible debt	40,323	—	600	—	—	600
Sale of common stock, net of issuance costs of $1,131	1,780,000	2	14,887	—	—	14,889
Net loss and comprehensive loss	—	—	—	—	(16,790)	(16,790)	(16,790)
Balances at June 30, 2012	20,089,556	$20	$201,793	$9,614	$(179,238)	$32,189	$(16,790)
Stock-based compensation related to restricted stock awards, net	799,465	1	7,240	—	—	7,241
Exercise of stock options and warrants at $7.90-$13.98 per share	681,889	1	7,179	(1,253)	—	5,927
Employee Stock Purchase Plan Activity	180,000	—	2,403	—	—	2,403
Conversion of convertible debt	331,115	—	4,900	—	—	4,900
Sale of common stock, net of issuance costs of $2,125	2,300,000	2	38,207	—	—	38,209
Net loss and comprehensive loss	—	—	—	—	(24,037)	(24,037)	(24,037)
Balances at June 30, 2013	24,382,025	$24	$261,722	$8,361	$(203,275)	$66,832	$(24,037)
Stock-based compensation related to restricted stock awards, net	695,968	1	10,083	—	—	10,084
Exercise of stock options and warrants at $5.01-$18.55 per share	2,535,813	3	24,528	(8,269)	—	16,262
Expiration of common stock warrants	—	—	92	(92)	—	—
Employee Stock Purchase Plan Activity	149,839	—	4,546	—	—	4,546
Conversion of convertible debt	321,097	—	5,252	—	—	5,252
Sale of common stock, net of issuance costs of $5,631	3,000,000	3	84,366	—	—	84,369
Net loss and comprehensive loss	—	—	—	—	(35,290)	(35,290)	(35,290)
Balances at June 30, 2014	31,084,742	$31	$390,589	$—	$(238,565)	$152,055	$(35,290)
The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(35,290)	$(24,037)	$(16,790)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	1,243	903	817
Provision for doubtful accounts	65	195	60
Amortization of patents	124	70	55
Write-off of patent costs	64	130	162
Amortization of (premium) discount on debt, net	137	(59)	(68)
Debt conversion and valuation of conversion options, net	716	181	736
Stock-based compensation	10,928	7,442	5,165
Other	—	—	260
Changes in assets and liabilities
Accounts receivable	(6,718)	(1,281)	(391)
Inventories	(6,647)	818	(1,243)
Prepaid expenses and other assets	(564)	925	(379)
Accounts payable	4,624	1,484	269
Accrued expenses and other liabilities	4,480	2,464	7
Net cash used in operations	(26,838)	(10,765)	(11,340)
Cash flows from investing activities
Expenditures for property and equipment	(12,717)	(1,672)	(437)
Patent acquisition costs	(702)	(783)	(538)
Net cash used in investing activities	(13,419)	(2,455)	(975)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	3,371	1,752	1,418
Exercise of stock options and warrants	16,262	5,927	4,428
Proceeds from borrowings	4,800	4,500	7,885
Payments on borrowings	(9,850)	(4,800)	(1,935)
Proceeds from sale of common stock, net of issuance costs	84,369	38,209	14,889
Net cash provided by financing activities	98,952	45,588	26,685
Net change in cash and cash equivalents	58,695	32,368	14,370
Cash and cash equivalents
Beginning of period	67,897	35,529	21,159
End of period	$126,592	$67,897	$35,529
Noncash investing and financing activities
Issuance and expiration of common stock warrants	$92	$—	$497
Beneficial conversion feature on convertible debt	—	108	28
Equipment included in accounts payable	825	66	160
Patent costs included in accounts payable	90	43	—
Conversion of convertible debt	5,252	4,900	600
Net exercise of common stock warrants	4,322	1,130	335
Premium on convertible debt	—	304	267
Supplemental cash flow information
Interest paid	$534	$1,132	$1,383

The accompanying notes are an integral part of these consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and share amounts)

1.    Summary of Significant Accounting Policies

Company Description

Cardiovascular Systems, Inc. (the "Company") was incorporated as Replidyne, Inc. ("Replidyne") in Delaware in 2000. On February 25, 2009, Replidyne completed its reverse merger with Cardiovascular Systems, Inc., a Minnesota corporation incorporated in 1989 (“CSI-MN”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of November 3, 2008 (the “Merger Agreement”). Pursuant to the Merger Agreement, CSI-MN continued after the merger as the surviving corporation and a wholly-owned subsidiary of Replidyne. At the effective time of the merger, Replidyne changed its name to Cardiovascular Systems, Inc. (“CSI”) and CSI-MN merged with and into CSI, with CSI continuing after the merger as the surviving corporation. These transactions are referred to herein as the “merger.”

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360°® PAD System, the Diamondback 360® PAD System, and the Predator 360°® PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the general standard being net 30 days. Collateral or any other security to support payment of these receivables generally is not required. The Company maintains an allowance for doubtful accounts. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Provisions for the allowance for doubtful accounts attributed to bad debt are recorded in general and administrative expenses. The following table shows the allowance for doubtful accounts activity (in thousands):

Amount
Balances at June 30, 2012	$392
Provision for doubtful accounts	195
Write-offs	(129)
Balances at June 30, 2013	458
Provision for doubtful accounts	65
Write-offs	(72)
Balances at June 30, 2014	$451

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company sells the majority of its products via direct shipment to hospitals or clinics. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company records estimated sales returns, discounts and rebates as a reduction of net sales.

Costs related to products delivered are recognized in the period the revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Costs

The Company provides its customers with the right to receive a replacement if a product is determined to be defective at the time of shipment. Warranty reserve provisions are estimated based on Company experience, volume, and expected warranty claims. Warranty reserve, provisions and claims were as follows (in thousands):

Amount
Balances at June 30, 2012	$103
Provision	327
Claims	(314)
Balances at June 30, 2013	116
Provision	308
Claims	(308)
Balances at June 30, 2014	$116

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

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing, enhancement and regulatory approval of the Company’s products. Research and development expenses include employee compensation (including stock-based compensation), supplies and materials, consulting expenses, patent amortization, travel and facilities overhead. The Company also incurs significant expenses to operate clinical trials, including trial design, third-party fees, clinical site reimbursement, data management and travel expenses. Research and development expenses are expensed as incurred. Approved patent applications are capitalized and amortized using the straight-line method over their remaining estimated lives. Patent amortization begins at the time of patent application approval, and does not exceed 20 years.

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

The following table sets forth the fair value of the Company’s financial instruments that were measured on a recurring basis (in thousands):

Debt Conversion Option
Balance at June 30, 2012	$484
Issuance of convertible notes	413
Conversion of convertible notes	(551)
Change in conversion option valuation	370
Balance at June 30, 2013	716
Conversion of convertible notes	(655)
Change in conversion option valuation	(61)
Balance at June 30, 2014	$—

The fair value of the debt conversion option is related to the loan and security agreement with Partners for Growth III. L.P. ("PFG") (described in Note 3) and is included as a component of debt conversion option and other assets on the balance sheet. The Monte Carlo option pricing model was used to determine the value of the debt conversion option and included various inputs such as expected volatility, stock price simulations, and assessed behavior of the Company and PFG based on those simulations. Based upon these inputs, the Company determined the conversion option to be a Level 3 investment. Significant increases (decreases) in any of these inputs in isolation would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2014, there was no balance for the debt conversion option asset as all of the associated convertible debt had been converted.

As of June 30, 2014, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company has stock-based compensation plans, which includes stock options, nonvested share awards, and an employee stock purchase plan. Fair value of option awards is determined using option-pricing models, fair value of nonvested share awards with market conditions is determined using the Monte Carlo simulation, and fair value of nonvested share awards that vest based upon performance or time conditions is determined by the closing market price of the Company's stock on the date of grant, as determined by management and the board of directors. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company does not anticipate a material impact on its consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Customers With Contracts.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption is not permitted. The Company is evaluating the impact of the amended revenue recognition guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award
Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual and interim periods within the annual period beginning after December 15, 2015. The Company does not currently have share-based payment awards that fall within the scope of this standard therefore does not anticipate an impact on our consolidated financial statements upon adoption.

2.    Selected Consolidated Financial Statement Information

Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30,
	2014	2013
Accounts receivable	$21,834	$15,188
Less: Allowance for doubtful accounts	(451)	(458)
Total Accounts receivable	$21,383	$14,730

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2014	2013
Raw materials	$5,879	$2,477
Work in process	855	688
Finished goods	6,156	3,078
Total Inventories	$12,890	$6,243

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2014	2013
Land	$500	$—
Equipment	6,436	5,783
Furniture	626	490
Leasehold improvements	233	217
Construction in progress	11,499	131
	19,294	6,621
Less: Accumulated depreciation and amortization	(3,997)	(3,622)
Total Property and equipment, net	$15,297	$2,999

In June 2014, the Company announced plans to build a new corporate headquarters in New Brighton, Minnesota. The 125,000-square-foot, two-story building will have space for more than 500 employees and contain dedicated research and development, training and education, and manufacturing facilities. Construction on the new facility is targeted to be completed in March 2015 and will replace the two current St. Paul, Minnesota leased facilities. Construction in progress primarily consists of costs associated with the new headquarters, including $9,128 required to be held in an escrow account which will be used to fund the final construction payments. See Note 10 for additional details.

Patents, net

Patents, net consist of the following (in thousands):

	June 30,
	2014	2013
Patents	$4,529	$3,801
Less: Accumulated amortization	(706)	(582)
Total Patents, net	$3,823	$3,219

As of June 30, 2014, future estimated amortization of patents and patent licenses is as follows (in thousands):

2015	$155
2016	149
2017	143
2018	139
2019	131
Thereafter	3,106
$3,823

This future amortization expense is an estimate. Actual amounts may vary from these estimated amounts due to additional intangible asset acquisitions, approval of patents-in-process, potential impairment, accelerated amortization or other events.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,
	2014	2013
Accrued expenses
Salaries and bonus	$5,244	$2,038
Commissions	6,069	4,956
Accrued vacation	2,843	2,151
Other	474	943
Total Accrued expenses	$14,630	$10,088

3. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank ("SVB"). The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants and amended on June 26, 2014 to extend the line of credit to September 30, 2014 and reduce the interest rate. The agreement, as amended, includes a $12,000 term loan and a $15,000 line of credit. The terms of each of these loans are as follows:

•
The $12,000 term loan had an initial interest rate of 8.0%, which could have been reduced to 7.0% based on the achievement of positive EBITDA for the trailing six month period. The term loan had a maturity of 36 months, with repayment terms that included interest only payments during the first six months, followed by 30 equal principal payments of $400 plus interest, and a final payment of $100 due at maturity. This term loan also included an acceleration provision that required the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 3.0% of the commitment amount, upon prepayment or the occurrence and continuance of an event of default. The balance outstanding on the term loan at June 30, 2014 and 2013 was $0 and $7,017, respectively, net of the unamortized discount associated with warrants issued to SVB in connection with the loan. The unamortized discount associated with warrants and other fees paid to the lender were amortized over the 36 months maturity period. See Note 6 for additional information. The term loan expired on June 30, 2014.

•
The $15,000 line of credit expires on September 30, 2014 and has a floating interest rate equal to the Wall Street Journal's prime rate. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of SVB. The line of credit is subject to non-use fees, annual fees, and cancellation fees. During the quarter ended December 31, 2013, the Company paid the remaining balance on the term loan with funds from the line of credit. The balance outstanding on the line of credit at June 30, 2014 and 2013 was $2,400 and $0, respectively.

Borrowings from SVB are secured by all of the Company's assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants as of June 30, 2014. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the SVB loan, which, if not cured, could result in the acceleration of this debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with PFG, as amended on August 23, 2011, December 27, 2011, June 30, 2012 and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above SVB's prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. As of June 30, 2014, PFG had converted all outstanding loans.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At any time prior to the maturity date, PFG may at its option convert any of the outstanding loans into shares of the Company's common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company's common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company's common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an (expense) benefit of $(61) and $370 for the years ended June 30, 2014 and 2013 related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations. The balance outstanding under the loan and security agreement at June 30, 2014 and 2013 was $0 and $5,000, respectively, including the net unamortized premium. The net unamortized premium associated with the loan, a beneficial conversion feature, and other fees paid to the lender was recorded as a component of interest and other, net on the accompanying statement of operations.

During the years ended June 30, 2014 and 2013, PFG converted various loans, in accordance with the conversion terms set forth in the agreement. The non-cash conversion activity was as follows (in thousands, except share amounts):

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

Upon conversion of the PFG loans, the Company recorded a noncash write-off of $252 and $400 of premiums related to the loans during the years ended June 30, 2014 and 2013, respectively. Any loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at June 30, 2014. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

4.    Interest and Other, Net

Interest and other, net, includes the following (in thousands):

	Year Ended June 30,
	2014	2013	2012
Interest expense, net of premium amortization	$(1,034)	$(1,345)	$(1,356)
Change in fair value of conversion options	(61)	370	(554)
Net write-offs upon conversion (option and unamortized premium)	(655)	(551)	(182)
Other	(51)	(92)	(232)
Total Interest and other, net	$(1,801)	$(1,618)	$(2,324)

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Equity Offerings

The Company had the following registered underwritten public offerings:

Offering Date	Shares Sold	Sale Price	Net Proceeds(1)
November 26, 2013	3,000,000	$30.00	$84,369
March 25, 2013	2,300,000	$17.60	$38,209
May 22, 2012	1,780,000	$9.00	$14,889
(1) Proceeds after deducting underwriting discounts, commissions and expenses (in thousands).

6.    Common Stock Warrants

The following summarizes common stock warrant activity:

	Warrants Outstanding	Price Range per Share
Warrants outstanding at June 30, 2011	2,690,424	$8.78 - 61.30
Issued	82,856	$9.33 - 9.80
Exercised	(313,239)	$8.78 - 8.83
Expired	(2,608)	$8.79 - 8.83
Warrants outstanding at June 30, 2012	2,457,433	$8.78 - 61.30
Exercised	(362,861)	$8.83 - 9.80
Expired	(2,854)	$—
Warrants outstanding at June 30, 2013	2,091,718	$8.78 - 61.30
Exercised	(2,063,904)	$8.78 - 9.33
Expired	(27,814)	$8.83 - 61.30
Warrants outstanding at June 30, 2014	—	$—

There were no warrants issued during the years ended June 30, 2014 and 2013. The weighted average fair value per share of warrants issued during the year ended June 30, 2012 was $6.00.

The aggregate intrinsic value of a warrant is the amount by which the market value of the underlying stock exceeds the exercise price of the warrant. The aggregate intrinsic value for warrants at June 30, 2013 and 2012 was $25,697, and $2,167, respectively.

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

The 2007 Plan originally allowed for the granting of up to 1,941,000 shares of common stock as approved by the board of directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The Plan was amended in February 2009 to increase the number of authorized shares to 2,509,969. Generally, options or shares granted under the 2007 Plan expire ten years from the date of grant and vest over three years. The amended 2007 Plan includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year ending on July 1, 2017, by the lesser of (i) 970,500 shares, (ii) 5% of the outstanding common shares on

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such date, or (iii) a lesser amount determined by the board of directors. On July 1, 2014, the number of shares available for grant was increased by 834,134 under the 2007 Plan renewal provision, which was 2.7% of shares outstanding at June 30, 2014.

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

Stock Options

Stock option activity is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2011	3,070,999	$10.54
Exercised	(311,814)	$9.12
Forfeited or expired	(387,987)	$13.11
Options outstanding at June 30, 2012	2,371,198	$10.31
Exercised	(533,954)	$11.59
Forfeited or expired	(97,581)	$12.49
Options outstanding at June 30, 2013	1,739,663	$9.79
Exercised	(816,854)	$9.38
Forfeited or expired	—	$—
Options outstanding at June 30, 2014	922,809	$10.16
(a) Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, 2006 Plan and options granted outside the stock option plans described above.

As of June 30, 2014, all options were fully vested. An employee’s vested options must be exercised at or within 90 days of termination to avoid forfeiture. The Company determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, was recognized as expense on a straight-line basis over the options’ vesting periods. There were no options granted during the years ended June 30, 2014, 2013 or 2012.

The aggregate intrinsic value of a stock option award is the amount by which the market value of the underlying stock exceeds the exercise price of the award. The aggregate intrinsic value for vested and outstanding options at June 30, 2014, 2013 and 2012, was $19,377, $19,842 and $1,624, respectively. The total aggregate intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012, was $16,848, $1,712, and $770, respectively. Cash received from option exercises was $7,664, $5,691 and $2,845 for the years ended June 30, 2014, 2013 and 2012, respectively. Shares supporting option exercises are sourced from new share issuances.

Restricted Stock Awards

The fair value of each restricted stock award was equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

In August 2012, the Company granted performance based restricted stock awards to certain executives. The awards included grants of an aggregate of a maximum of 67,854 shares that vested based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2013 compared to a pre-determined peer group of companies, and grants of an aggregate of a maximum of 67,854 shares that vested based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2013 compared to a pre-determined peer group of companies. Both the total shareholder return and revenue growth performance measures exceeded the established thresholds for fiscal 2013.

In September 2013, the Company granted performance based restricted stock awards to certain executives. The awards included grants of an aggregate of a maximum of 53,566 shares that vest based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2014 compared to a pre-determined peer group of companies, and grants of an

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of a maximum of 53,566 shares that vest based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2014 compared to a pre-determined peer group of companies. The total shareholder return performance exceeded threshold for fiscal 2014 and we expect the revenue growth to exceed the threshold for fiscal 2014 as well.

Restricted stock award activity, including performance based awards, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at June 30, 2011	1,198,207	$6.39
Granted	817,878	$11.32
Forfeited	(253,810)	$7.80
Vested	(517,445)	$12.88
Restricted stock awards outstanding at June 30, 2012	1,244,830	$9.08
Granted	880,282	$11.46
Forfeited	(123,494)	$9.31
Vested	(571,488)	$8.76
Restricted stock awards outstanding at June 30, 2013	1,430,130	$10.78
Granted	741,039	$21.28
Forfeited	(106,742)	$14.04
Vested	(788,024)	$10.47
Restricted stock awards outstanding at June 30, 2014	1,276,403	$17.37

Total fair value of restricted stock that vested during fiscal 2014, 2013 and 2012 was $8,252, $5,006, and $3,625, respectively. Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2014, 2013 and 2012, the Company estimated its weighted average forfeiture rate at 17.5%, 11.5% and 11.6%, respectively. As of June 30, 2014, there was approximately $13,956 of total unrecognized compensation expense, net of the effect of estimated forfeitures, related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.04 years.

Restricted Stock Units

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

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2011	237,719	$6.51
Granted	50,344	$13.91
Forfeited	(3,596)	$13.91
Restricted stock units outstanding at June 30, 2012	284,467	$7.67
Granted	70,883	$9.41
Converted to common stock	(42,677)	$7.03
Restricted stock units outstanding at June 30, 2013	312,673	$8.15
Granted	45,228	$21.87
Converted to common stock	(61,770)	$8.90
Restricted stock units outstanding at June 30, 2014	296,131	$10.09

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

The following amounts were recognized as stock-based compensation expense in the consolidated statements of operations for the year ended June 30, 2014:

	Restricted Stock Awards	Employee Stock Purchase Plan	Restricted Stock Units	Total
Cost of goods sold	$576	$91	$—	$667
Selling, general and administrative	7,403	998	770	9,171
Research and development	1,003	87	—	1,090
Total	$8,982	$1,176	$770	$10,928

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

The following amounts were recognized as stock-based compensation expense in the consolidated statements of operations for the year ended June 30, 2012:

	Restricted Stock Awards	Employee Stock Purchase Plan	Restricted Stock Units	Total
Cost of goods sold	$256	$40	$—	$296
Selling, general and administrative	3,105	621	669	4,395
Research and development	439	35	—	474
Total	$3,800	$696	$669	$5,165

Shares Available for Grant

The following summarizes shares available for grant under the Company’s 2007 Plan:

Shares available for grant at June 30, 2011(a)	50,723
Reserved	849,353
Granted	(868,222)
Forfeited, expired or cancelled	581,447
Shares available for grant at June 30, 2012(a)	613,301
Reserved	450,000
Granted	(951,165)
Forfeited, expired or cancelled	211,155
Shares available for grant at June 30, 2013(a)	323,291
Reserved	475,000
Granted	(786,267)
Forfeited, expired or cancelled	106,742
Shares available for grant at June 30, 2014(a)	118,766

(a)
Excludes the effect of shares granted, exercised, forfeited or expired related to activity from shares granted outside the stock option plans described above. Excludes share forfeitures from grants not under the 2007 Plan.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan ("ESPP"). The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each 6-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective period. Employees purchased 149,839 shares at an average price of $22.50 per share during the year ended June 30, 2014. Shares reserved under the plan at June 30, 2014 totaled 30,870. The ESPP allows for an annual increase in reserved shares on each July 1 equal to the lesser of (i) 1% percent of the common shares outstanding, or (ii) 180,000 shares, provided that the Board of Directors may designate a smaller amount of shares to be reserved. On July 1, 2014, 90,000 shares were added to the ESPP.

9.    Income Taxes

The components of the Company’s overall deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets
Stock-based compensation	$4,135	$5,202
Accrued expenses	1,779	1,403
Inventories	639	825
Depreciation and amortization	266	221
Other	238	301
Research and development credit carryforwards	3,825	3,299
Net operating loss carryforwards	57,817	53,560
Total deferred tax assets	68,699	64,811
Valuation allowance	(68,699)	(64,811)
Net deferred tax assets	$—	$—

The Company has established valuation allowances to fully offset its deferred tax assets due to the uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred assets, particularly in light of the Company’s historical losses. The future use of net operating loss carryforwards is dependent on the Company attaining profitable operations, and may be limited in any one year under Internal Revenue Code Section 382 due to significant ownership changes, as defined under such Section, as a result of the Company’s equity financings. A summary of the valuation allowances are as follows (in thousands):

Balance at June 30, 2012	$56,465
Additions	8,346
Balance at June 30, 2013	64,811
Additions	3,888
Balance at June 30, 2014	$68,699

As of June 30, 2014 and 2013, the Company had federal tax NOL carryforwards of approximately $159,237 and $150,381, respectively. These NOL carryforwards are available to offset taxable income through 2034 and begin to expire in 2018. The Company also had various state NOL carryforwards available to offset future state taxable income. These state NOL carryforwards typically have the same expirations as the Company’s federal tax NOL carryforwards.

Our federal net operating losses at June 30, 2014 do not include $26,983 of income tax deductions in excess of previously recorded tax benefits related to stock compensation. These additional tax deductions are not included in the net operating losses referenced above since the related tax benefit will not be recognized until the deductions reduce our income tax payable. The tax benefit of these excess deductions will be reflected as a credit to additional paid in capital when recognized. Accordingly, our deferred tax assets are reported net of the excess tax deductions for stock compensation.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2014 and 2013, the Company had approximately $3,624 and $3,171 of federal research and development credit carryforwards, respectively. As of June 30, 2014 and 2013, the Company had approximately $949 and $749 of state research and development credit carryforwards. The federal and state research and development credit carryforwards will begin to expire in 2026.

As required by FASB ASC Topic 740, “Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recorded a liability relating to unrecognized tax benefits of $458 and $392 at June 30, 2014 and 2013, respectively. Due to the Company having a full valuation allowance, this liability has been netted against the deferred tax asset. The Company recognizes interest and penalties related to uncertain tax provisions as part of the provision for income taxes. The Company has not currently reserved for any interest or penalties for such reserves due to the Company being in an NOL position. The Company does not expect to recognize any benefits from the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2012	$381
Increases related to prior year tax positions	3
Increases related to current year tax positions	8
Balance at June 30, 2013	392
Increases related to prior year tax positions	28
Increases related to current year tax positions	38
Balance at June 30, 2014	$458

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is potentially subject to income tax examinations by tax authorities for the tax years ended June 30, 2014, 2013, 2012, 2011, and 2010. The Company is not currently under examination by any taxing jurisdiction.

10.    Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements which expire at various dates through March 2020. Rental expenses were $1,404, $1,350, and $1,200, for the years ended June 30, 2014, 2013, and 2012, respectively.

Future minimum lease payments under the agreements as of June 30, 2014 are as follows (in thousands):

2015	$1,141
2016	760
2017	467
2018	460
2019	460
Thereafter	345
$3,633

Amounts payable under the Company’s Texas production facility lease are included in the amounts above. A portion of those rent payments may reduce the deferred grant incentive liability rather than being recorded as expense. See Note 12 for additional information.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction of New Headquarters

On June 11, 2014, the Company entered into a Redevelopment Agreement, a Design-Build Contract, and a Development Services Agreement (as defined below) as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into the Company’s new corporate headquarters.
Pursuant to that certain Contract for Private Redevelopment by and among the City of New Brighton (the “City”), Ryan Companies US, Inc. (“Ryan”), and the Company, dated June 11, 2014 (the “Redevelopment Agreement”), the Company purchased approximately ten acres of real property from the City for a purchase price of $500. The City also granted the Company the option to purchase an additional 3.6 acres prior to May 31, 2021 pursuant to certain terms set forth in the Redevelopment Agreement.

Pursuant to that certain Design-Build Cost Plus Construction Contract by and between Ryan and the Company, dated June 11, 2014, the Company has contracted with Ryan to furnish all services, labor, materials, equipment, procurement services, project management and other duties and services necessary for construction of the Company’s new headquarters on the land purchased from the City. The Company and Ryan expect to have construction substantially completed by March 1, 2015, and, pursuant to the Redevelopment Agreement discussed above, Ryan and the Company have agreed to complete construction by December 31, 2015. The Company will pay Ryan a fee of 3.85% of the cost of the work.

The Company also entered into a Development Services Agreement with Ryan, dated June 11, 2014, pursuant to which Ryan will perform certain development services to facilitate development of the project, including coordination with the City and overall coordinate of development strategy. The Company will pay Ryan a fee for the development services, which includes a sum equal to 3.25% of the adjusted total project costs, payable at certain points in the construction process and a sum equal to 5% of the adjusted total project costs, payable upon substantial completion of the project, as well as reimbursement of certain expenses incurred by Ryan.

In connection with the agreements above, the Company was required to hold approximately $9,128 in an escrow account which will be used to fund the final construction payments. The escrow is classified as construction in progress in property and equipment, net, on the consolidated balance sheet.

11.    Employee Benefits

The Company offers a 401(k) plan to its employees. Eligible employees may authorize up to $18 of their annual compensation as a contribution to the plan, subject to Internal Revenue Service limitations. The plan also allows eligible employees over 50 years old to contribute an additional $6 subject to Internal Revenue Service limitations. All employees must be at least 21 years of age to participate in the plan. The Company did not provide any employer matching contributions for the years ended June 30, 2014, 2013, and 2012.

12.    Texas Production Facility

Effective on September 9, 2009, the Company entered into an agreement with the Pearland Economic Development Corporation (the “PEDC”) for the construction and lease of an approximately 46,000 square foot production facility located in Pearland, Texas. The facility primarily serves as an additional manufacturing location for the Company.

The Company and the PEDC entered into a Corporate Job Creation Agreement dated June 17, 2009, which was subsequently amended July 2, 2012. The Job Creation Agreement, as amended, provided the Company with $2,975 in net cash incentive funds. The Company believes it will be able to comply with the conditions specified in the amended agreement. The PEDC will provide the Company with an additional $425 of net cash incentive funds if: (1) the Company hires 125 full-time employee at the facility on or before June 30, 2015 and (2) maintains 125 employees at the facility through June 30, 2016. The Company had the opportunity to receive an additional $425 of net cash incentive funds upon hiring the 75th employee on or before March 31, 2014; however, the Company did not achieve this incentive.

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of June 30, 2014, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of June 30, 2014, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020. The Company reimbursed the State of Texas $46 during fiscal 2014 as it did not meet the target of hiring 75 employees at the facility by December 31, 2013.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of June 30, 2014, the deferred grant incentive liabilities have been reduced by $3,659 in cumulative expenses, resulting in a remaining current liability of $59.

13.    Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Year Ended June 30,
	2014	2013	2012
Numerator
Net loss	$(35,290)	$(24,037)	$(16,790)
Denominator
Weighted average common shares — basic	28,295,758	21,685,932	18,035,635
Effect of dilutive stock options and warrants(a)(b)(c)	—	—	—
Weighted average common shares outstanding — diluted	28,295,758	21,685,932	18,035,635

Net loss per common share — basic and diluted	$(1.25)	$(1.11)	$(0.93)

(a)
At June 30, 2014, 2013, and 2012; 0, 2,091,718, and 2,457,433, warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share, because those shares are anti-dilutive.

(b)
At June 30, 2014, 2013, and 2012; 922,809, 1,739,663, and 2,371,198 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share, because those shares are anti-dilutive.

(c)
At June 30, 2014, 2013, and 2012; 0, 321,099 and 363,794 additional shares of common stock were issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

14.    Quarterly Data (Unaudited)

The following table sets forth the Company's unaudited quarterly summary consolidated statements of operations in each of the quarters for the years ended June 30, 2014 and 2013. The information for each of these quarters is unaudited and has been prepared on the same basis as the consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	2014
	Q1	Q2	Q3	Q4	Total
Revenue	$29,766	$32,337	$34,945	$39,564	$136,612
Gross profit	$22,902	$25,024	$27,196	$30,449	$105,571
Net loss	$(7,292)	$(8,658)	$(9,712)	$(9,628)	$(35,290)

Net loss per common share (basic & diluted)(1)	$(0.29)	$(0.32)	$(0.32)	$(0.31)	$(1.25)

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013
	Q1	Q2	Q3	Q4	Total
Revenue	$23,293	$25,309	$26,474	$28,821	$103,897
Gross profit	$18,039	$19,351	$20,233	$21,892	$79,515
Net loss	$(5,210)	$(5,767)	$(6,219)	$(6,841)	$(24,037)

Net loss per common share (basic & diluted)(1)	$(0.26)	$(0.28)	$(0.29)	$(0.28)	$(1.11)
(1) The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the Company's internal control over financial reporting as of June 30, 2014, as stated in their attestation report included in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Other than the information included in this Form 10-K under the heading “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which will appear in our definitive proxy statement for our 2014 Annual Meeting.

Item 11.     Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Human Resources and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation,” all of which will appear in our definitive proxy statement for our 2014 Annual Meeting.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will appear in our definitive proxy statement for our 2014 Annual Meeting.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Independence of the Board of Directors” and “Transactions With Related Persons,” which will appear in our definitive proxy statement for our 2014 Annual Meeting.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services,” which will appear in our definitive proxy statement for our 2014 Annual Meeting.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)     Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2014 and 2013

•	Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended June 30, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules.

•	All financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

(3)    Exhibits. See “Exhibit Index” immediately following the signature page of this Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR SYSTEMS, INC.

Date: August 28, 2014	By:	/s/ David L. Martin
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

Signature	Title	Date

/s/ David L. Martin	President, Chief Executive Officer and Director (principal executive officer)	August 28, 2014
David L. Martin

/s/ Laurence L. Betterley	Chief Financial Officer (principal financial and accounting officer)	August 28, 2014
Laurence L. Betterley

/s/ Scott Bartos	Director	August 28, 2014
Scott Bartos

/s/ Brent G. Blackey	Director	August 28, 2014
Brent G. Blackey

/s/ Edward Brown	Director	August 28, 2014
Edward Brown

/s/ Augustine Lawlor	Director	August 28, 2014
Augustine Lawlor

/s/ Glen D. Nelson	Director	August 28, 2014
Glen D. Nelson

/s/ Leslie Trigg	Director	August 28, 2014
Leslie Trigg

/s/ Scott Ward	Director	August 28, 2014
Scott Ward

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-K

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended.(7)
3.2	Amended and Restated Bylaws, as amended.(21)
4.1	Specimen Common Stock Certificate.(2)
4.2	Form of Cardiovascular Systems, Inc. common stock warrant issued to former preferred stockholders.(2)
4.3	Registration Rights Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)
4.4	Termination of Fourth Amended and Restated Stockholders Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009.(1)
10.1	Lease, dated September 26, 2005, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)
10.2	First Amendment to the Lease, dated February 20, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)
10.3	Second Amendment to the Lease, dated March 9, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)
10.4	Third Amendment to the Lease, dated September 26, 2007, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Industrial Equities Group LLC.(3)
10.5	Lease Agreement, dated October 25, 2005, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Triumph 1450 LLC.(8)
10.6	Assumption of Lease, dated March 23, 2009 by Cardiovascular Systems, Inc.(7)
10.7†	Employment Agreement, dated December 19, 2006, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and David L. Martin.(3)
10.8†	Employment Agreement, dated April 7, 2008, by and between Cardiovascular Systems, Inc., a Minnesota corporation, and Laurence L. Betterley.(3)
10.9†	Employment Agreement, dated May 9, 2011, by and between Cardiovascular Systems, Inc. and Kevin J. Kenny.(13
10.10†	Form of Standard Employment Agreement.(3)
10.11†*	Fiscal Year 2015 Executive Officer Base Salaries.
10.12†*	Fiscal 2015 Executive Officer Bonus Plan and Equity Compensation.
10.13†*	Fiscal Year 2015 Director Compensation Arrangements.
10.14†	Form of Director and Officer Indemnification Agreement.(7)
10.15†	Cardiovascular Systems, Inc. Amended and Restated 2007 Equity Incentive Plan.(5)
10.16†	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)
10.17†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)
10.18†	Form of Restricted Stock Agreement under the Amended and Restated 2007 Equity Incentive Plan.(13)
10.19†	Form of Restricted Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan.(13)
10.20†	Form of Performance Share Award under the Amended and Restated 2007 Equity Incentive Plan.(7)
10.21†	Form of Performance Unit Award under the Amended and Restated 2007 Equity Incentive Plan.(7)
10.22†	Form of Stock Appreciation Rights Agreement under the Amended and Restated 2007 Equity Incentive Plan.(7)
10.23†	2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation, as amended.(3)
10.24†	Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)

Exhibit No.	Description
10.25†	Form of Nonqualified Stock Option Agreement under the 2003 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)
10.26†	Form of Non-Qualified Stock Option Agreement outside the 1991 Stock Option Plan of Cardiovascular Systems, Inc., a Minnesota corporation.(3)
10.27†	Cardiovascular Systems, Inc. Amended and Restated 2006 Employee Stock Purchase Plan.(6)
10.28†	Cardiovascular Systems, Inc. Executive Officer Severance Plan.(13)
10.29	Corporate Job Creation Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated June 17, 2009.(4)
10.30	Build-To-Suit Lease Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated September 9, 2009.(4)
10.31	Letter Agreement between Silicon Valley Bank and Cardiovascular Systems, Inc., dated September 9, 2009.(4)
10.32	Amended and Restated Loan and Security Agreement, dated March 29, 2010, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank.(11)
10.33	Loan and Security Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.34	Intellectual Property Security Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.35	Copyright Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.36	Domain Rights Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.37	Patent Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.38	Trademark Collateral Agreement and Notice, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.39	Letter Agreement, dated April 14, 2010, by and between Cardiovascular Systems, Inc. and Partners for Growth III, L.P.(11)
10.40
Settlement Agreement among ev3, Inc., ev3 Endovascular, Inc., FoxHollow Technologies, Inc., Tyco Healthcare Group LP d/b/a Covidien, Cardiovascular Systems, Inc., Aaron Lew, Paul Tyska, Sean Collins, David Gardner, Michael Micheli, Kevin Moore, Steve Pringle, Jason Proffitt, Thadd Taylor and Rene Treanor-Sarria, dated October 29, 2010.(9)

10.41+	Supply Agreement between Cardiovascular Systems, Inc. and Fresenius Kabi AB, dated April 4, 2011.(10)
10.42	Modification No.1 dated August 23, 2011 to Loan and Security Agreement with Partners for Growth III, L.P.(14)
10.43	First Amendment to Loan and Security Agreement, dated as of December 27, 2011, by and between the Company and Silicon Valley Bank.(15)
10.44	Modification No. 2 to Loan and Security Agreement, dated as of December 27, 2011, by and between the Company and Partners for Growth III, L.P.(15)
10.45	Fourth Amendment to Lease, dated March 23, 2012, by and between the Company and Industrial Equities Group LLC.(16)
10.46	Second Amendment to Loan and Security Agreement, dated June 29, 2012, by and between the Company and Silicon Valley Bank.(17)
10.47	Modification No. 3 to Loan and Security Agreement, dated as of June 30, 2012, by and between the Company and Partners for Growth III, L.P. (17)
10.48	Amendment to Corporate Job Creation Agreement, dated effective July 2, 2012, by and between the Company and Pearland Economic Development Corporation. (17)
10.49†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and David L. Martin.(18)
10.50†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and Laurence L. Betterley.(18)
10.51†	Amendment to Employment Agreement, dated December 31, 2012, by and between the Company and Kevin J. Kenny.(18)

Exhibit No.	Description
10.52†	Amendment to Executive Officer Severance Plan.(18)
10.53	Third Amendment to Loan and Security Agreement, dated May 10, 2013, by and between the Company and Silicon Valley Bank.(19)
10.54	Modification No. 4 to Loan and Security Agreement, dated as of May 10, 2013, by and between the Company and Partners for Growth III, L.P.(19)
10.55†	Cardiovascular Systems, Inc. Deferred Compensation Plan.(20)
10.56†	Transition Agreement between Cardiovascular Systems, Inc. and James Flaherty.(21)
10.57*++	Purchasing Agreement, effective August 1, 2014, between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P.
10.58*	Fourth Amendment to Loan and Security Agreement, dated June 26, 2014, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank.
10.59*	Development Services Agreement, dated June 11, 2014, by and between Cardiovascular Systems, Inc. and Ryan Companies US, Inc.
10.60*	Contract for Private Redevelopment, dated June 11, 2014, by and among Cardiovascular Systems, Inc., Ryan Companies US, Inc. and The City of New Brighton.
10.61*	Design Build Cost Plus Construction Contract, dated June 11, 2014, by and between Cardiovascular Systems, Inc. and Ryan Companies US, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of principal executive officer required by Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Rule 13a-14(a).
32.1*	Section 1350 Certification of principal executive officer.
32.2*	Section 1350 Certification of principal financial officer.
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

*	Filed herewith.

**	Furnished herewith.

†	Compensatory plan or agreement.

+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

++	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Current Report on Form 8-K filed on March 18, 2009.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Current Report on Form 10-Q filed on May 8, 2014.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.'s Registration Statement on Form S-1, File No. 333-148798.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K filed on September 29, 2009.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-158755.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-158987.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-1, File No. 333-133021.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on May 13, 2011.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on May 14, 2010.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K filed on September 28, 2010.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K filed on September 12, 2011.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on November 8, 2011.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on February 9, 2012.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed on May 8, 2012.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K filed September 10, 2012.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed February 8, 2013.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K filed September 11, 2013.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Current Report on Form 8-K filed December 17, 2013.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed May 8, 2014.