Form 10-Q
period 2014-09-30
Cardiovascular Systems Inc
filed 2014-11-07
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File No. 000-52082
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was: Common Stock, $0.001 par value per share, 31,443,938 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$116,423	$126,592
Accounts receivable, net	22,376	21,383
Inventories	14,644	12,890
Prepaid expenses and other current assets	3,587	1,846
Total current assets	157,030	162,711
Property and equipment, net	21,238	15,297
Patents, net	4,015	3,823
Other assets	70	70
Total assets	$182,353	$181,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,200	$2,400
Accounts payable	18,196	12,699
Accrued expenses	12,619	14,630
Total current liabilities	32,015	29,729
Long-term liabilities
Other liabilities	1,891	117
Total liabilities	33,906	29,846
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2014 and June 30, 2014; issued and outstanding 31,456,377 at September 30, 2014 and 31,084,742 at June 30, 2014, respectively	31	31
Additional paid in capital	395,205	390,589
Accumulated deficit	(246,789)	(238,565)
Total stockholders’ equity	148,447	152,055
Total liabilities and stockholders’ equity	$182,353	$181,901
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues	$41,354	$29,766
Cost of goods sold	8,885	6,864
Gross profit	32,469	22,902
Expenses:
Selling, general and administrative	33,507	25,371
Research and development	7,152	4,378
Total expenses	40,659	29,749
Loss from operations	(8,190)	(6,847)
Interest and other, net	(34)	(445)
Net and comprehensive loss	$(8,224)	$(7,292)
Net and comprehensive loss per common share:
Basic and diluted	$(0.26)	$(0.29)
Weighted average common shares used in computation:
Basic and diluted	31,311,110	24,751,368
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(8,224)	$(7,292)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	367	293
Amortization and write-off of patents	41	28
Provision for doubtful accounts	696	90
Amortization of (premium) discount on debt, net	—	(8)
Debt conversion and valuation of conversion options, net	—	142
Stock-based compensation	3,573	2,300
Changes in assets and liabilities
Accounts receivable	(1,689)	(631)
Inventories	(1,754)	(2,023)
Prepaid expenses and other assets	717	11
Accounts payable	2,070	1,329
Accrued expenses and other liabilities	(271)	143
Net cash used in operations	(4,474)	(5,618)
Cash flows from investing activities
Expenditures for property and equipment	(2,981)	(287)
Purchases of marketable securities	(2,084)	—
Costs incurred in connection with patents	(113)	(124)
Net cash used in investing activities	(5,178)	(411)
Cash flows from financing activities
Exercise of stock options and warrants	683	2,559
Payments on debt	(1,200)	(1,200)
Net cash (used in) provided by financing activities	(517)	1,359
Net change in cash and cash equivalents	(10,169)	(4,670)
Cash and cash equivalents
Beginning of period	126,592	67,897
End of period	$116,423	$63,227

Noncash investing activities
Property and equipment included in accounts payable	$3,327	$30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2014 and 2013)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company”) develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360°® PAD System, Diamondback 360® PAD System, and Predator 360°® PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing treatment alternatives. In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on August 28, 2014. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts with Customers.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption is not permitted. The Company is evaluating the impact of the amended revenue recognition guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must also provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not anticipate a material impact on its financial statements upon adoption.

3. Selected Consolidated Financial Statement Information

Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2014	June 30, 2014
Accounts receivable	$23,507	$21,834
Less: Allowance for doubtful accounts	(1,131)	(451)
Total accounts receivable	$22,376	$21,383

Inventories

Inventories consist of the following:

	September 30, 2014	June 30, 2014
Raw materials	$7,899	$5,879
Work in process	913	855
Finished goods	5,832	6,156
Total inventories	$14,644	$12,890

Property and Equipment

Property and equipment consists of the following:

	September 30, 2014	June 30, 2014
Land	$500	$500
Equipment	6,820	6,436
Furniture	626	626
Leasehold improvements	233	233
Construction in progress	17,424	11,499
	25,603	19,294
Less: Accumulated depreciation	(4,365)	(3,997)
Total property and equipment, net	$21,238	$15,297

In June 2014, the Company announced plans to build a new corporate headquarters in New Brighton, Minnesota. The 125,000-square-foot, two-story building will have space for more than 500 employees and contain dedicated research and development, training and education, and manufacturing facilities. Construction on the new facility is targeted to be completed in March 2015 and will replace the two current St. Paul, Minnesota leased facilities. Construction in progress primarily consists of costs associated with the new headquarters, including $9,128 required to be held in an escrow account that will be used to fund the final construction payments.

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	June 30, 2014
Salaries and bonus	$3,925	$5,244
Commissions	4,402	6,069
Accrued vacation	3,022	2,843
Other	1,270	474
Total accrued expenses	$12,619	$14,630

4. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Compensation Committee at that time. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants.

During the period ended September 30, 2014, the Company acquired $2,084 of available-for-sale marketable securities. These available-for-sale marketable securities are primarily comprised of investments with a fixed income and with a return equal to that of the equal-weighted Standard & Poor's 500 stock index. The available-for-sale marketable securities are included with prepaid expenses and other current assets on the consolidated balance sheet at September 30, 2014. Unrealized gains and losses as of September 30, 2014 were not significant. The fair value of the awards as of September 30, 2014 is estimated at $2,098, of which $1,181 and $917 is classified as Level 1 and Level 2 investments, respectively.

5. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants, amended on June 26, 2014 to extend the line of credit's maturity date to September 30, 2014 and reduce the interest rate, and amended on September 29, 2014 to extend the line of credit's maturity date to December 31, 2014. The agreement, as amended, includes a $15,000 line of credit.

The $15,000 line of credit has a floating interest rate equal to the Wall Street Journal’s prime rate. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at September 30, 2014 and June 30, 2014 was $1,200 and $2,400, respectively.

Borrowings from Silicon Valley Bank are secured by all of the Company’s assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by the Company under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. The Company was in compliance with all financial covenants as of September 30, 2014.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. As of September 30, 2014 and June 30, 2014, there were no loans outstanding.

At any time prior to the maturity date, PFG may, at its option, convert any outstanding loan into shares of the Company’s common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an expense of $0 and $61 for the three months ended September 30, 2014 and 2013, respectively, related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations.

Any loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at September 30, 2014. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

6. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended September 30,
	2014	2013
Interest expense, net of premium amortization	$(16)	$(281)
Change in fair value of conversion options	—	(61)
Net write-offs upon conversion (option and premium amortization)	—	(81)
Other	(18)	(22)
Total Interest and other, net	$(34)	$(445)

7. Stock Options and Restricted Stock Awards

The Company has a 2007 Equity Incentive Plan (the “2007 Plan”) under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the board of directors. Previously, options to purchase common stock and restricted stock awards were granted under the 2003 Stock Option Plan (the “2003 Plan”) (the 2007 Plan and the 2003 Plan collectively, the “Plans”).

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of September 30, 2014, all outstanding options were fully vested.

Stock option activity for the three months ended September 30, 2014 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2014	922,809	$10.16
Options exercised	(75,601)	$9.04
Options outstanding at September 30, 2014	847,208	$10.26

(a) Includes the effect of options granted, exercised, forfeited or expired from the 2003 Plan and 2007 Plan, and options granted outside such plans.

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

On August 11, 2014, the Company granted performance based restricted stock awards to certain executives. The performance based awards included grants of a maximum aggregate of 76,112 shares that vest based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2015 compared to a pre-determined peer group of companies, and grants of a maximum aggregate of 76,112 shares that vest based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2015 compared to a pre-determined peer group of companies.

Restricted stock award activity for the three months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2014	1,276,403	$17.37
Restricted stock awards granted	343,614	$29.34
Restricted stock awards forfeited	(47,580)	$18.12
Restricted stock awards vested	(401,707)	$16.49
Restricted stock awards outstanding at September 30, 2014	1,170,730	$19.33

8. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements that expire at various dates through March 2020. Rental expenses were $385 and $331 for the three months ended September 30, 2014 and 2013, respectively.

Future minimum lease payments under the agreements as of September 30, 2014 are as follows:

Nine months ended June 30, 2015	$860
Fiscal 2016	762
Fiscal 2017	469
Fiscal 2018	462
Fiscal 2019	462
Thereafter	346
$3,361

Amounts payable under the Company’s Texas production facility lease are included in the amounts above. A portion of those rent payments may reduce the deferred grant incentive liability rather than being recorded as expense. See Note 9 for additional information.

Construction of New Headquarters

On June 11, 2014, the Company entered into a Redevelopment Agreement, a Design-Build Contract, and a Development Services Agreement as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into the Company’s new corporate headquarters.
Pursuant to the Contract for Private Redevelopment by and among the City of New Brighton (the “City”), Ryan Companies US, Inc. (“Ryan”), and the Company, dated June 11, 2014 (the “Redevelopment Agreement”), the Company purchased approximately ten acres of real property from the City for a purchase price of $500. The City also granted the Company the option to purchase an additional 3.6 acres prior to May 31, 2021.

Pursuant to the Design-Build Cost Plus Construction Contract by and between Ryan and the Company, dated June 11, 2014, the Company has contracted with Ryan to furnish all services, labor, materials, equipment, procurement services, project management and other duties and services necessary for construction of the Company’s new headquarters on the land purchased from the City. The Company and Ryan expect to have construction substantially completed by March 1, 2015, and, pursuant to the Redevelopment Agreement discussed above, Ryan and the Company have agreed to complete construction by December 31, 2015. The Company will pay Ryan a fee of 3.85% of the cost of the work.

The Company also entered into a Development Services Agreement with Ryan, dated June 11, 2014, pursuant to which Ryan will perform certain development services to facilitate development of the project, including coordination with the City and overall coordination of development strategy. The Company will pay Ryan a fee for the development services, which includes a sum equal to 3.25% of the adjusted total project costs, payable at certain points in the construction process, and a sum equal to 5% of the adjusted total project costs, payable upon substantial completion of the project, as well as reimbursement of certain expenses incurred by Ryan.

In connection with the agreements above, the Company is required to hold approximately $9,128 in an escrow account that will be used to fund the final construction payments. The escrow is classified as construction in progress in property and equipment, net, on the consolidated balance sheet.

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

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of September 30, 2014, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of September 30, 2014, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020. The Company reimbursed the State of Texas $46 during fiscal 2014 as it did not meet the target of hiring 75 employees at the facility by December 31, 2013.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of September 30, 2014, the deferred grant incentive liabilities have been reduced by $20 in cumulative expenses, resulting in a remaining current liability of $39.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended September 30,
	2014	2013
Numerator
Net loss	$(8,224)	$(7,292)
Denominator
Weighted average common shares – basic	31,311,110	24,751,368
Effect of dilutive stock options, warrants, convertible debt (a)(b)(c)	—	—
Weighted average common shares outstanding – diluted	31,311,110	24,751,368
Net loss per common share — basic and diluted	$(0.26)	$(0.29)

(a)
At September 30, 2014 and 2013, 0 and 1,667,481 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At September 30, 2014 and 2013, 847,208 and 1,656,774 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)
At September 30, 2014 and 2013, 0 and 288,420 additional shares of common stock were issuable upon the conversion of outstanding convertible debt agreements. The effect of the shares that would be issued upon conversion of these debt agreements has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our peripheral arterial disease (“PAD”) products, the Stealth 360°® PAD System (the “Stealth 360”), the Diamondback 360® PAD System (the “Diamondback 360 Peripheral”), and the Diamondback Predator 360°® (the “Predator 360”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with other treatment alternatives. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral Orbital Atherectomy System (“OAS”) access device, which allows physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle or foot. We refer to the Stealth 360, Diamondback 360 Peripheral, Predator 360, and the Diamondback 360 60cm Peripheral OAS collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary OAS (“CAD System”) as a treatment for severely calcified coronary arteries.

Since 1997, we have devoted substantially all of our resources to the development of the PAD Systems and, since 2007, to the approval of our CAD System. From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the Food and Drug Administration (“FDA”). We initially focused our testing on providing a solution for coronary in-stent restenosis, but later changed the focus to PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009 and Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. At our facilities, we assemble the saline infusion pump and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. We purchase supplemental products from third-party suppliers.

We have developed a modified version of the PAD System to treat coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our OAS to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the CAD System as a treatment for severely calcified coronary arteries. We commenced a controlled commercial launch of the CAD System following the receipt of PMA approval.

As of September 30, 2014, we had an accumulated deficit of $246.8 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and broaden the commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of stock, convertible promissory notes, and debt.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, and stock-based compensation, are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the three months ended September 30, 2014.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2014	2013	Percent Change
Revenues	$41,354	$29,766	38.9%
Cost of goods sold	8,885	6,864	29.4
Gross profit	32,469	22,902	41.8
Expenses:
Selling, general and administrative	33,507	25,371	32.1
Research and development	7,152	4,378	63.4
Total expenses	40,659	29,749	36.7
Loss from operations	(8,190)	(6,847)	19.6
Interest and other, net	(34)	(445)	(92.4)
Net loss	$(8,224)	$(7,292)	12.8

Comparison of Three Months Ended September 30, 2014 with Three Months Ended September 30, 2013

Revenues. Revenues increased by $11.6 million, or 38.9%, from $29.8 million for the three months ended September 30, 2013 to $41.4 million for the three months ended September 30, 2014. This increase was primarily attributable to a $5.6 million, or 21.5%, increase in the number of PAD Systems sold, which reflects a 20.1% increase in number of devices sold. Additionally, sales of the CAD System contributed approximately $4.7 million in revenues following our PMA approval in October 2013. Other product revenue also increased $1.3 million, or 36.1%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily driven by increased sales of PAD and CAD Systems, which the other products support.

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

Cost of Goods Sold. Cost of goods sold increased by $2.0 million, or 29.4%, from $6.9 million for the three months ended September 30, 2013 to $8.9 million for the three months ended September 30, 2014. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. The increase was due to an increase in the quantities of products sold, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the three months ended September 30, 2014 and 2013 includes $222,000 and $142,000, respectively, for stock-based compensation. Gross margin increased from 76.9% during the three months ended September 30, 2013 to 78.5% for the three months ended September 30, 2014, which was primarily due to higher average selling prices primarily for our CAD Systems and lower indirect costs per unit. We expect that gross margin in the remainder of fiscal 2015 will be similar to the three months ended September 30, 2014. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $8.1 million, or 32.1%, from $25.4 million for the three months ended September 30, 2013 to $33.5 million for the three months ended September 30, 2014. The increase was due primarily to higher coronary expenses from commercial launch, clinical studies and product development, the expansion of our sales and marketing organization and increased incentive compensation. Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 include $3.0 million and $1.9 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD products and expand the commercial launch of our CAD System.

Research and Development Expenses. Research and development expenses increased by $2.8 million, or 63.4%, from $4.4 million for the three months ended September 30, 2013 to $7.2 million for the three months ended September 30, 2014. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the three months ended September 30, 2014 and 2013 include $320,000 and $217,000, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur quarterly research and development expenses above amounts incurred for the three months ended September 30, 2014. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, was $34,000 for the three months ended September 30, 2014 compared to $445,000 for the three months ended September 30, 2013. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances, as well as the elimination of charges from debt conversions and changes in fair value of the debt conversion option that were associated with the previously outstanding convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $116.4 million and $126.6 million at September 30, 2014 and June 30, 2014, respectively. During the three months ended September 30, 2014, net cash used in operations amounted to $4.5 million. As of September 30, 2014, we had an accumulated deficit of $246.8 million. We have historically funded our operating losses primarily from the issuance of stock, convertible promissory notes, and debt.

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants, amended on June 26, 2014 to extend the line of credit's maturity date to September 30, 2014 and reduce the interest rate, and amended on September 29, 2014 to extend the line of credit's maturity date to December 31, 2014. The agreement, as amended, includes a $15.0 million line of credit.

The $15.0 million line of credit has a floating interest rate equal to the Wall Street Journal’s prime rate. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 85% of eligible accounts. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit is subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at September 30, 2014 and June 30, 2014 was $1.2 million and $2.4 million, respectively.

Borrowings from Silicon Valley Bank are secured by all of our assets. The borrowings are subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by us under the terms of debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. We were in compliance with all financial covenants as of September 30, 2014.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. As of September 30, 2014 and June 30, 2014, there were no loans outstanding.

At any time prior to the maturity date, PFG may, at its option, convert any outstanding loan into shares of our common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded an expense of $0 and $61,000 for the three months ended September 30, 2014 and 2013, respectively, related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations.

Any loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at September 30, 2014. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $116.4 million at September 30, 2014 and $126.6 million at June 30, 2014. The decrease is primarily attributable to net cash used in operations and investing activities during the three months ended September 30, 2014.

Operating Activities. Net cash used in operations was $4.5 million and $5.6 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, we had a net loss of $8.2 million and $7.3 million, respectively. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable of $1.7 million and $631,000 during the three months ended September 30, 2014 and 2013, respectively, was primarily due to the amount and timing of revenue during the three months ended September 30, 2014 and 2013.

•
Cash used in inventories of $1.8 million and $2.0 million during the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the amount of cash used in inventories was primarily due to higher levels of raw materials for manufacture of products, including the CAD System commercial launch. For the three months ended September 30, 2013, cash used in inventories was primarily due to higher levels of finished goods for future sales and timing of inventory purchases and sales.

•
Cash provided by prepaid expenses and other current assets was $717,000 and $11,000 during the three months ended September 30, 2014 and 2013, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash provided by accounts payable of $2.1 million and $1.3 million during the three months ended September 30, 2014 and 2013, respectively, due to the amount and timing of purchases and vendor payments and overall increased levels of spending.

•
Cash (used in) provided by accrued expenses and other liabilities of $(271,000) and $143,000 during the three months ended September 30, 2014 and 2013, respectively, primarily due to the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $5.2 million and $411,000 for the three months ended September 30, 2014 and 2013, respectively, related to the purchase of property and equipment and patents, as well as the purchases of available-for-sale marketable securities during the three months ended September 30, 2014. During the three months ended September 30, 2014, we paid $2.6 million towards the construction of our new corporate headquarters, which is discussed further below.

Financing Activities. Net cash (used in) provided by financing activities was $(517,000) and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, cash used in financing activities was due to payments on debt of $1.2 million, partially offset by proceeds from the exercise of stock options of $683,000. For the three months ended September 30, 2013, cash provided by financing activities consisted of proceeds from exercise of stock options and warrants of $2.6 million, partially offset by payments on debt of $1.2 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments and ongoing facility requirements. As of September 30, 2014, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures (including the new corporate headquarters discussed below) and operations for the foreseeable future, including at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. We may raise additional capital in the future, to fund acceleration of our current growth initiatives or additional growth opportunities, if we believe it will significantly enhance our value.

New Corporate Headquarters. On June 11, 2014, we entered into a Redevelopment Agreement, a Design-Build Contract, and a Development Services Agreement, as well as various ancillary agreements, related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into our new corporate headquarters. Pursuant to the Contract for Private Redevelopment by and among the City of New Brighton (the “City”), Ryan Companies US, Inc. (“Ryan”), and us, dated June 11, 2014 (the “Redevelopment Agreement”), we purchased approximately ten acres of real property from the City for a purchase price of $500,000. The City also granted us the option to purchase an additional 3.6 acres prior to May 31, 2021.

Pursuant to the Design-Build Cost Plus Construction Contract by and between Ryan and us, dated June 11, 2014, we have contracted with Ryan to furnish all services, labor, materials, equipment, procurement services, project management and other duties and services necessary for construction of our new headquarters on the land purchased from the City. We expect to have construction substantially completed by March 1, 2015, and, pursuant to the Redevelopment Agreement discussed above, we and Ryan have agreed to complete construction by December 31, 2015.

We anticipate that the total cost for the construction of the headquarters will be approximately $23 million, subject to certain increases or decreases if work is completed prior to or after March 1, 2015 or if changes are made to the project plans during construction. We will pay Ryan a fee of 3.85% of the cost of the work. We also anticipate that the additional cost to furnish, equip and open the headquarters will be approximately $8 million.

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

In connection with the agreements above, we are required to hold approximately $9.1 million in an escrow account that will be used to fund the final construction payments. The escrow is classified as construction in progress in property and equipment, net, on the consolidated balance sheet.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2014	2013
Loss from operations	$(8,190)	$(6,847)
Add: Stock-based compensation	3,573	2,300
Add: Depreciation and amortization	408	316
Adjusted EBITDA	$(4,209)	$(4,231)

Adjusted EBITDA was consistent with the prior year quarter due to increased stock-based compensation, which offset the increase in loss from operations. The loss from operations was impacted by increases in operating expenses as discussed above, partially offset by an increase in revenues and gross profit. Stock-based compensation increased $1.3 million, or 55.3%, as a result of increased employee stock awards granted due to our expanded hiring and higher grant date fair values.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts with Customers.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must also provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We do not anticipate a material impact on our financial statements upon adoption.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) expected compliance with the conditions specified in our Job Creation Agreement; (ii) our expectation that our losses will continue; (iii) the broadening of the commercial launch of the CAD System; (iv) the expectation of selling our products internationally in the future; (v) our expectation of increased revenue and increased selling, general and administrative expenses; (vi) our plans to continue to expand our sales and marketing efforts; (vii) our expectation that gross margin in the remainder of fiscal 2015 will be similar to the three months ended September 30, 2014; (viii) our expectation that we will incur research and development expenses in future quarters at amounts above the amounts incurred for the three months ended September 30, 2014; (ix) our belief that our current cash and cash equivalents and available debt will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; (x) our intention to retain any future earnings to support operations; (xi) our dividend expectations; (xii) the potential to raise additional capital in the future; and (xiii) our plans regarding construction of a new headquarters, including the expected completion date and costs of construction and furnishing, equipping and opening the headquarters.

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

These factors include regulatory developments in the U.S. and foreign countries; FDA and similar foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; the experience of physicians regarding the effectiveness and reliability of the PAD and CAD Systems; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; unanticipated delays or costs related to the construction and furnishing of our new headquarters; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 28, 2014. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2014 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk. Our line of credit balance as of September 30, 2014 has a floating interest rate equal to the Wall Street Journal’s prime rate. We believe that there is no material exposure to interest rate risk related to our line of credit.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2014 filed with the SEC on August 28, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Fifth Amendment to Loan and Security Agreement with Silicon Valley Bank

On September 29, 2014, the Company entered into the Fifth Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment amends the Company’s existing credit facility with SVB established pursuant to the Loan and Security Agreement between the parties, dated March 29, 2010, as amended on December 27, 2011, June 29, 2012, May 10, 2013 and June 26, 2014 (the “Loan Agreement”).

The Amendment amends the Loan Agreement by extending the maturity date of the $15.0 million revolving line of credit from September 30, 2014 to December 31, 2014.

The foregoing description of the material terms of the Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Form 10-Q.

Separation Agreement with James Flaherty

On September 30, 2014, the Company executed a separation agreement and release (the “Separation Agreement”) with James Flaherty, its former Chief Administrative Officer and Development Director.

Under the Separation Agreement, Mr. Flaherty received a severance package consisting of (1) $295,250, to be paid in 26 installments on the Company’s regular payroll schedule, commencing with the first scheduled payday on or following April 1, 2015, (2) in lieu of COBRA coverage, executive retiree medical and dental benefits for Mr. Flaherty and covered dependents, if applicable, through the earlier of (a) Mr. Flaherty’s 65th birthday or (b) his eligibility for Medicare, and (3) acceleration of the vesting of 8,964 shares of equity awards previously granted to Mr. Flaherty that would have vested within the 12 month period following September 30, 2014 had Mr. Flaherty remained employed during such period. In exchange, Mr. Flaherty executed a release of claims agreement, will continue to be bound by the terms of any restrictive covenant agreements he had with the Company, and will provide consulting services as mutually agreed by Mr. Flaherty and the Company through December 31, 2015, at a rate of $150 per hour.

The foregoing description of the material terms of the Separation Agreement does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2014		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1	Fifth Amendment to Loan and Security Agreement, dated September 29, 2014, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank.

10.2	Separation Agreement and Release, dated September 30, 2014, between Cardiovascular Systems, Inc. and James Flaherty.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Furnished herewith.