Form 10-Q
period 2014-12-31
Cardiovascular Systems Inc
filed 2015-02-06
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of January 31, 2015 was: Common Stock, $0.001 par value per share, 31,608,864 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$101,344	$126,592
Accounts receivable, net	26,064	21,383
Inventories	13,957	12,890
Prepaid expenses and other current assets	4,084	1,846
Total current assets	145,449	162,711
Property and equipment, net	30,940	15,297
Patents, net	4,150	3,823
Other assets	70	70
Total assets	$180,609	$181,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$2,400
Accounts payable	18,302	12,699
Accrued expenses	12,185	14,630
Total current liabilities	30,487	29,729
Long-term liabilities
Other liabilities	1,967	117
Total liabilities	32,454	29,846
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2014 and June 30, 2014; issued and outstanding 31,572,370 at December 31, 2014 and 31,084,742 at June 30, 2014, respectively	32	31
Additional paid in capital	400,185	390,589
Accumulated deficit	(252,062)	(238,565)
Total stockholders’ equity	148,155	152,055
Total liabilities and stockholders’ equity	$180,609	$181,901
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$44,732	$32,337	$86,086	$62,103
Cost of goods sold	9,346	7,313	18,231	14,177
Gross profit	35,386	25,024	67,855	47,926
Expenses:
Selling, general and administrative	32,553	27,468	66,060	52,839
Research and development	8,085	5,051	15,237	9,429
Total expenses	40,638	32,519	81,297	62,268
Loss from operations	(5,252)	(7,495)	(13,442)	(14,342)
Interest and other, net	(21)	(1,163)	(55)	(1,608)
Net and comprehensive loss	$(5,273)	$(8,658)	$(13,497)	$(15,950)
Net and comprehensive loss per common share:
Basic and diluted	$(0.17)	$(0.32)	$(0.43)	$(0.61)
Weighted average common shares used in computation:
Basic and diluted	31,487,358	27,177,952	31,399,234	25,964,660
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(13,497)	$(15,950)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	751	579
Amortization and write-off of patents	82	102
Provision for doubtful accounts	846	190
Amortization of discount on debt, net	—	137
Debt conversion and valuation of conversion options, net	—	716
Stock-based compensation	7,083	4,855
Changes in assets and liabilities
Accounts receivable	(5,527)	(1,378)
Inventories	(1,067)	(4,040)
Prepaid expenses and other assets	287	(194)
Accounts payable	467	1,399
Accrued expenses and other liabilities	(542)	1,096
Net cash used in operations	(11,117)	(12,488)
Cash flows from investing activities
Expenditures for property and equipment	(11,258)	(717)
Purchases of marketable securities	(2,084)	—
Costs incurred in connection with patents	(543)	(385)
Net cash used in investing activities	(13,885)	(1,102)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,360	1,291
Exercise of stock options and warrants	794	9,097
Proceeds from the issuance of common stock, net of issuance costs	—	84,369
Proceeds from line of credit	—	4,800
Payments on debt	(2,400)	(7,200)
Net cash (used in) provided by financing activities	(246)	92,357
Net change in cash and cash equivalents	(25,248)	78,767
Cash and cash equivalents
Beginning of period	126,592	67,897
End of period	$101,344	$146,664

Noncash investing activities
Property and equipment included in accounts payable	$5,136	$18
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2014 and 2013)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company”) develops and commercializes innovative solutions for treating vascular and coronary diseases. The Company’s peripheral arterial disease products, the Stealth 360°® PAD System, Diamondback 360® PAD System, and Predator 360°® PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral OAS access device, which allows physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle or foot. In November 2014, the Company received CE Mark for its Stealth 360° PAD System and is currently evaluating the timing and structure of its plans to commercialize products in Europe.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable

Accounts receivable consists of the following:

	December 31,	June 30,
	2014	2014
Accounts receivable	$27,292	$21,834
Less: Allowance for doubtful accounts	(1,228)	(451)
Total accounts receivable	$26,064	$21,383

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2014	2014
Raw materials	$7,034	$5,879
Work in process	507	855
Finished goods	6,416	6,156
Total inventories	$13,957	$12,890

Property and Equipment

Property and equipment consists of the following:

	December 31,	June 30,
	2014	2014
Land	$500	$500
Equipment	7,303	6,436
Furniture	626	626
Leasehold improvements	233	233
Construction in progress	27,027	11,499
	35,689	19,294
Less: Accumulated depreciation	(4,749)	(3,997)
Total property and equipment, net	$30,940	$15,297

In June 2014, the Company announced plans to build a new corporate headquarters in New Brighton, Minnesota. The 125,000-square-foot, two-story building will have space for more than 500 employees and contain dedicated research and development, training and education, and manufacturing facilities. Construction of the new facility is targeted to be completed in March 2015 and will replace the two current St. Paul, Minnesota leased facilities. Construction in progress primarily consists of costs associated with the new headquarters, including $9,128 held in an escrow account that is required to be used to fund the final construction payments.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2014	2014
Salaries and bonus	$3,648	$5,244
Commissions	4,716	6,069
Accrued vacation	3,226	2,843
Other	595	474
Total accrued expenses	$12,185	$14,630

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

In August 2014, the Company acquired $2,084 of available-for-sale marketable securities. These available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments. The available-for-sale marketable securities are included with prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2014. Unrealized gains and losses as of December 31, 2014 were not significant. The fair value of the awards as of December 31, 2014 is estimated at $2,165, of which $1,251 and $914 is classified as Level 1 and Level 2 investments, respectively. The Company's marketable securities classified within Level 2 are valued using readily available pricing sources.

5. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants, amended on June 26, 2014 to extend the line of credit's maturity date to September 30, 2014 and reduce the interest rate, and amended on September 29, 2014 to extend the line of credit's maturity date to December 31, 2014. The agreement, as amended, included a $15,000 line of credit. On December 31, 2014, the agreement had matured.

The $15,000 line of credit had a floating interest rate equal to the Wall Street Journal’s prime rate. Interest on borrowings were due monthly and the principal balance was due at maturity. Borrowings on the line of credit were based on 85% of eligible accounts. Accounts receivable receipts were deposited into a lockbox account in the name of Silicon Valley Bank. The line of credit was subject to non-use fees, annual fees, and cancellation fees. The balance outstanding on the line of credit at December 31, 2014 and June 30, 2014 was $0 and $2,400, respectively.

Borrowings from Silicon Valley Bank were secured by all of the Company’s assets. The borrowings were subject to prepayment penalties and financial covenants, including maintaining certain liquidity and fixed charge coverage ratios. Any non-compliance by the Company under the terms of debt arrangements would have resulted in an event of default under the Silicon Valley Bank loan, which, if not cured, could have resulted in the acceleration of the debt. The Company was in compliance with all financial covenants during the six months ended December 31, 2014.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to the Company up to $5,000. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by the Company at any time in whole or in part. As of December 31, 2014 and June 30, 2014, there were no loans outstanding.

At any time prior to the maturity date, PFG may, at its option, convert any outstanding loan into shares of the Company’s common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion is at least 15% greater than the conversion price. The Company may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effect a mandatory conversion. The Company recorded an expense of $0 and $61 for the six months ended December 31, 2014 and 2013, respectively, related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations.

Any loans are secured by certain of the Company’s assets, and the agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contains financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at December 31, 2014. If the Company does not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

6. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest expense, net of premium amortization	$(6)	$(564)	$(22)	$(845)
Change in fair value of conversion options	—	—	—	(61)
Net write-offs upon conversion (option and premium amortization)	—	(574)	—	(655)
Other	(15)	(25)	(33)	(47)
Total Interest and other, net	$(21)	$(1,163)	$(55)	$(1,608)

7. Stock Options and Restricted Stock Awards

On November 12, 2014, the Company's stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), under which restricted stock awards have been granted to employees, directors and consultants. Previously, options to purchase common stock and restricted stock awards were granted under the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”). The 2014 Plan, the 2007 Plan and the 2003 Plan are collectively referred to as the “Plans.”

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of December 31, 2014, all outstanding options were fully vested.

Stock option activity for the six months ended December 31, 2014 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2014	922,809	$10.16
Options exercised	(87,575)	$9.07
Options outstanding at December 31, 2014	835,234	$10.28

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

On August 11, 2014, the Company granted performance based restricted stock awards to certain executives. The performance based awards included grants of a maximum aggregate of 76,112 shares that vest based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2015 compared to a pre-determined peer group of companies, and grants of a maximum aggregate of 76,112 shares that vest based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2015 compared to a pre-determined peer group of companies. Management adjusts expense as required based on expected revenue growth performance for those awards.

Restricted stock award activity for the six months ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2014	1,276,403	$17.37
Restricted stock awards granted (1)	425,644	$29.15
Restricted stock awards forfeited	(78,747)	$19.84
Restricted stock awards vested	(483,941)	$17.00
Restricted stock awards outstanding at December 31, 2014	1,139,359	$19.89
(1) Includes both time-based and performance-based restricted stock awards.

8. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements that expire at various dates through March 2020. Rental expenses were $797 and $720 for the six months ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under the agreements as of December 31, 2014 are as follows:

Six months ended June 30, 2015	$563
Fiscal 2016	763
Fiscal 2017	469
Fiscal 2018	462
Fiscal 2019	462
Thereafter	346
$3,065

Amounts payable under the Company’s Texas production facility lease are included in the amounts above. A portion of those rent payments may reduce the deferred grant incentive liability rather than being recorded as expense. See Note 9 for additional information.

Construction of New Headquarters

On June 11, 2014, the Company entered into a Redevelopment Agreement, a Design-Build Contract, and a Development Services Agreement, as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into the Company’s new corporate headquarters. Pursuant to the Contract for Private Redevelopment by and among the City of New Brighton (the “City”), Ryan Companies US, Inc. (“Ryan”), and the Company, dated June 11, 2014 (the “Redevelopment Agreement”), the Company purchased approximately ten acres of real property from the City for a purchase price of $500. The City also granted the Company the option to purchase an additional 3.6 acres prior to May 31, 2021.

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

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of December 31, 2014, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of December 31, 2014, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020. The Company reimbursed the State of Texas $46 during fiscal 2014 as it did not meet the target of hiring 75 employees at the facility by December 31, 2013.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of December 31, 2014, the deferred grant incentive liabilities have been reduced by $41 in cumulative expenses, resulting in a remaining current liability of $18.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator
Net loss	$(5,273)	$(8,658)	$(13,497)	$(15,950)
Denominator
Weighted average common shares – basic	31,487,358	27,177,952	31,399,234	25,964,660
Effect of dilutive stock options and warrants(a)(b)	—	—	—	—
Weighted average common shares outstanding – diluted	31,487,358	27,177,952	31,399,234	25,964,660
Net loss per common share — basic and diluted	$(0.17)	$(0.32)	$(0.43)	$(0.61)

(a)
At December 31, 2014 and 2013, 0 and 984,991 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At December 31, 2014 and 2013, 835,234 and 1,080,456 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

OVERVIEW

We are a medical device company focused on developing and commercializing innovative solutions for vascular and coronary disease. Our peripheral arterial disease (“PAD”) products, the Stealth 360°® PAD System (the “Stealth 360”), the Diamondback 360® PAD System (the “Diamondback 360 Peripheral”), and the Diamondback Predator 360°® (the “Predator 360”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral Orbital Atherectomy System (“OAS”) access device, which allows physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle or foot. We refer to the Stealth 360, Diamondback 360 Peripheral, Predator 360, and the Diamondback 360 60cm Peripheral OAS collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary OAS (“CAD System”) as a treatment for severely calcified coronary arteries.

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

In November 2014, we received CE Mark for our Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize our products in Europe.

We have developed a modified version of our orbital technology to treat coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our OAS to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the CAD System as a treatment for severely calcified coronary arteries. We commenced a controlled commercial launch of the CAD System following the receipt of PMA approval.

As of December 31, 2014, we had an accumulated deficit of $252.1 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and broaden the commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of stock, convertible promissory notes, and debt.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the six months ended December 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	Percent Change	2014	2013	Percent Change
Revenues	$44,732	$32,337	38.3%	$86,086	$62,103	38.6%
Cost of goods sold	9,346	7,313	27.8	18,231	14,177	28.6
Gross profit	35,386	25,024	41.4	67,855	47,926	41.6
Expenses:
Selling, general and administrative	32,553	27,468	18.5	66,060	52,839	25.0
Research and development	8,085	5,051	60.1	15,237	9,429	61.6
Total expenses	40,638	32,519	25.0	81,297	62,268	30.6
Loss from operations	(5,252)	(7,495)	(29.9)	(13,442)	(14,342)	(6.3)
Interest and other, net	(21)	(1,163)	(98.2)	(55)	(1,608)	(96.6)
Net loss	$(5,273)	$(8,658)	(39.1)	$(13,497)	$(15,950)	(15.4)

Comparison of Three Months Ended December 31, 2014 with Three Months Ended December 31, 2013

Revenues. Revenues increased by $12.4 million, or 38.3%, from $32.3 million for the three months ended December 31, 2013 to $44.7 million for the three months ended December 31, 2014. This increase was primarily attributable to a $5.9 million, or 21.0%, increase in sales of our PAD Systems, which reflects a 21.1% increase in number of devices sold. Additionally, sales of the CAD System increased approximately $5.6 million, due to expanded sales of the CAD System compared to the initial controlled commercial launch in the three months ended December 31, 2013 following our PMA approval in October 2013.
Other product revenue also increased $871,000, or 22.4%, during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, primarily driven by increased sales of PAD and CAD Systems, which the other products support.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. In November 2014, we received CE Mark for the Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize products in Europe. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, continue the controlled commercial launch of our CAD System, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased by $2.0 million, or 27.8%, from $7.3 million for the three months ended December 31, 2013 to $9.3 million for the three months ended December 31, 2014. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. The increase was due to an increase in the quantities of products sold, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the three months ended December 31, 2014 and 2013 includes $241,000 and $169,000, respectively, for stock-based compensation. Gross margin increased from 77.4% during the three months ended December 31, 2013 to 79.1% for the three months ended December 31, 2014, which was primarily due to the increase in sales of our CAD System which have higher average selling prices than PAD Systems, and to lower indirect costs per unit. We expect that gross margin in the remainder of fiscal 2015 will be similar to the three months ended December 31, 2014. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $5.1 million, or 18.5%, from $27.5 million for the three months ended December 31, 2013 to $32.6 million for the three months ended December 31, 2014. The increase was due primarily to higher coronary expenses from commercial launch, the expansion of our sales and marketing organization and medical and other programs and higher incentive compensation. Selling, general and administrative expenses for the three months ended December 31, 2014 and 2013 include $2.9 million and $2.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education and other programs to further commercialize our PAD Systems and expand the commercial launch of our CAD System.

Research and Development Expenses. Research and development expenses increased by $3.0 million, or 60.1%, from $5.1 million for the three months ended December 31, 2013 to $8.1 million for the three months ended December 31, 2014. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the three months ended December 31, 2014 and 2013 include $368,000 and $304,000, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur quarterly research and development expenses at or above amounts incurred for the three months ended December 31, 2014. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, was $(21,000) for the three months ended December 31, 2014 compared to $(1.2) million for the three months ended December 31, 2013. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances, as well as the elimination of charges from debt conversions and changes in fair value of the debt conversion option that were associated with the previously outstanding convertible debt.

Comparison of Six Months Ended December 31, 2014 with Six Months Ended December 31, 2013

Revenues. Revenues increased by $24.0 million, or 38.6%, from $62.1 million for the six months ended December 31, 2013 to $86.1 million for the six months ended December 31, 2014. This increase was primarily attributable to a $11.5 million, or 21.2%, increase in sales of our PAD Systems, which reflects a 20.6% increase in number of devices sold. Additionally, sales of the CAD System contributed approximately $10.7 million in revenues in the six months ended December 31, 2014, compared to $388,000 in the six months ended December 31, 2013 following our PMA approval in October 2013. Other product revenue also increased $2.2 million, or 28.9%, during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013, primarily driven by increased sales of PAD and CAD Systems, which the other products support.

Cost of Goods Sold. Cost of goods sold increased by $4.0 million, or 28.6%, from $14.2 million for the six months ended December 31, 2013 to $18.2 million for the six months ended December 31, 2014. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. The increase was due to an increase in the quantities of products sold, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the six months ended December 31, 2014 and 2013 includes $463,000 and $311,000, respectively, for stock-based compensation. Gross margin increased from 77.2% during the six months ended December 31, 2013 to 78.8% for the six months ended December 31, 2014, which was primarily due to the increase in sales of our CAD System which have higher average selling prices than PAD Systems, and to lower indirect costs per unit.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $13.3 million, or 25.0%, from $52.8 million for the six months ended December 31, 2013 to $66.1 million for the six months ended December 31, 2014. The increase was due primarily to higher coronary expenses from commercial launch, the expansion of our sales and marketing organization and medical and other programs and higher incentive compensation. Selling, general and administrative expenses for the six months ended December 31, 2014 and 2013 include $5.9 million and $4.0 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $5.8 million, or 61.6%, from $9.4 million for the six months ended December 31, 2013 to $15.2 million for the six months ended December 31, 2014. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the six months ended December 31, 2014 and 2013 include $688,000 and $521,000, respectively, for stock-based compensation.

Interest and Other, Net. Interest and other expense, net, was $(55,000) for the six months ended December 31, 2014 compared to $(1.6) million for the six months ended December 31, 2013. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances, as well as the elimination of charges from debt conversions and changes in fair value of the debt conversion option that were associated with the previously outstanding convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $101.3 million and $126.6 million at December 31, 2014 and June 30, 2014, respectively. During the six months ended December 31, 2014, net cash used in operations amounted to $11.1 million. As of December 31, 2014, we had an accumulated deficit of $252.1 million. We have historically funded our operating losses primarily from the issuance of stock, convertible promissory notes, and debt.

Loan and Security Agreement with Partners for Growth

On April 14, 2010, we entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The amended agreement provides that PFG will make loans to us up to $5.0 million. The agreement has a maturity date of April 14, 2015. The loans bear interest at a floating per annum rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest is payable monthly. The principal balance of and any accrued and unpaid interest on any notes are due on the maturity date and may not be prepaid by us at any time in whole or in part. As of December 31, 2014 and June 30, 2014, there were no loans outstanding.

At any time prior to the maturity date, PFG may, at its option, convert any outstanding loan into shares of our common stock at the applicable conversion price, which in each case equals the ten-day volume weighted average price per share of our common stock prior to the issuance date of each note. We may also effect at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of our common stock prior to the date of conversion is at least 15% greater than the conversion price. We may reduce the conversion price to a price that represents a 15% discount to the ten-day volume weighted average price of our common stock to satisfy this condition and effect a mandatory conversion. We recorded an expense of $0 and $61,000 for the six months ended December 31, 2014 and 2013, respectively, related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net on the accompanying statement of operations.

Any loans are secured by certain of our assets, and the agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on our stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of our business. In addition, the PFG loan and security agreement contains financial covenants requiring us to maintain certain liquidity and fixed charge coverage ratios. We were in compliance with all financial covenants at December 31, 2014. If we do not comply with the various covenants, PFG may, subject to various customary cure rights, decline to provide additional loans, require amortization of any future loan over its remaining term, or require the immediate payment of all amounts outstanding under any future loan and foreclose on any or all collateral, depending on which financial covenants are not maintained.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $101.3 million at December 31, 2014 and $126.6 million at June 30, 2014. The decrease is primarily attributable to net cash used in operations and investing activities during the six months ended December 31, 2014.

Operating Activities. Net cash used in operations was $11.1 million and $12.5 million for the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013, we had a net loss of $13.5 million and $16.0 million, respectively. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable of $5.5 million and $1.4 million during the six months ended December 31, 2014 and 2013, respectively, was primarily due to the amount and timing of revenue during the six months ended December 31, 2014 and 2013.

•
Cash used in inventories was $1.1 million and $4.0 million during the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014, the amount of cash used in inventories was primarily due to higher levels of raw materials for the manufacture of products, including the CAD System commercial launch, and finished goods for future sales. For the six months ended December 31, 2013, cash used in inventories was primarily due to higher levels of finished goods for future sales and timing of inventory purchases and sales.

•
Cash provided by (used in) prepaid expenses and other current assets was $287,000 and $(194,000) during the six months ended December 31, 2014 and 2013, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash provided by accounts payable of $0.5 million and $1.4 million during the six months ended December 31, 2014 and 2013, respectively, was due to the amount and timing of purchases and vendor payments and overall increased levels of spending.

•
Cash (used in) provided by accrued expenses and other liabilities of $(0.5) million and $1.1 million during the six months ended December 31, 2014 and 2013, respectively, was primarily due to the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $13.9 million and $1.1 million for the six months ended December 31, 2014 and 2013, respectively, related to the purchase of property and equipment and patents. In addition, we purchased available-for-sale marketable securities for the deferred compensation plans during the six months ended December 31, 2014 and paid $8.9 million towards the construction of our new corporate headquarters, which is discussed further below.

Financing Activities. Net cash (used in) provided by financing activities was $(246,000) and $92.4 million for the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014, cash used in financing activities was due to payments on debt of $2.4 million, partially offset by proceeds from employee stock purchases of $1.4 million and proceeds from the exercise of stock options of $794,000. For the six months ended December 31, 2013, cash provided by financing activities included proceeds from the issuance of common stock, net of issuance costs, of $84.4 million, proceeds from exercise of stock options and warrants of $9.1 million, and proceeds from employee stock purchases of $1.3 million, partially offset by payments on debt of $2.4 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments and ongoing facility requirements. As of December 31, 2014, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures (including the new corporate headquarters discussed below) and operations for the foreseeable future, including at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. We may raise additional capital in the future, to fund acceleration of our current growth initiatives or additional growth opportunities, if we believe it will significantly enhance our value.

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

We anticipate that the total cost for the construction of the headquarters will be approximately $23.0 million, subject to certain increases or decreases if work is completed prior to or after March 1, 2015 or if changes are made to the project plans during construction. We will pay Ryan a fee of 3.85% of the cost of the work. We also anticipate that the additional cost to furnish, equip and open the headquarters will be approximately $7.0 million.

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

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2014	2013
Loss from operations	$(13,442)	$(14,342)
Add: Stock-based compensation	7,083	4,855
Add: Depreciation and amortization	833	629
Adjusted EBITDA	$(5,526)	$(8,858)

Adjusted EBITDA improved as compared to the prior year period due to increased stock-based compensation and the decrease in loss from operations. The loss from operations was impacted by increases in revenues and gross profit, partially offset by increased operating expenses. Stock-based compensation increased $2.2 million, or 45.9%, as a result of increased employee stock awards granted due to our expanded hiring and higher grant date fair values.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) expected compliance with the conditions specified in our Job Creation Agreement; (ii) our expectation that our losses will continue; (iii) the broadening of the commercial launch of the CAD System; (iv) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (v) our expectation of increased revenue and increased selling, general and administrative expenses; (vi) our plans to continue to expand our sales and marketing efforts as well as our product portfolio and clinical studies; (vii) our expectation that gross margin in the remainder of fiscal 2015 will be similar to the three months ended December 31, 2014; (viii) our expectation that we will incur research and development expenses in future quarters at amounts at or above the amounts incurred for the three months ended December 31, 2014; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) the potential to raise additional capital in the future; and (xiii) our plans regarding construction of a new headquarters, including the expected completion date and costs of construction and furnishing, equipping and opening the headquarters.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA and similar foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; agreements with third parties to sell their products; the experience of physicians regarding the effectiveness and reliability of the PAD and CAD Systems; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; unanticipated delays or costs related to the construction and furnishing of our new headquarters; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 28, 2014. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2014 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Effective February 4, 2015, Kevin J. Kenny, the Company's Executive Vice President of Sales and Marketing, has been appointed as the Company’s Chief Operating Officer.

Mr. Kenny, 50, joined the Company in May 2011 as Executive Vice President of Sales and Marketing. From 2002 to 2011, Mr. Kenny served in various positions with Medtronic Inc.’s U.S. Spine and Biologics division, including Vice President of Sales. Previously, Mr. Kenny served as Vice President of U.S. sales for Bausch and Lomb and held various sales and marketing leadership roles with B. Braun/McGaw and Smithkline Beecham.

In connection with Mr. Kenny’s appointment as Chief Operating Officer, his annual base salary has been increased to $430,000, retroactive to January 1, 2015, and his target bonus level for cash incentive compensation has been increased to 75% of base salary, effective for the second half of fiscal 2015. Mr. Kenny will no longer be eligible to receive additional incentive compensation based on sales commissions and achievement of sales-related “management by objective” targets. In addition, the period of base salary continuation in connection with a termination of Mr. Kenny without “cause” or for “good reason” (each as defined in his Employment Agreement with the Company) has been increased to 18 months, and Mr. Kenny will receive severance equal to 1.5 times his base salary and target bonus in the year of termination if he is terminated without “cause” or for “good reason” within two years of a change of control.

In connection with this new position, Mr. Kenny is expected to receive a grant of restricted stock under the Company’s 2014 Equity Incentive Plan worth approximately $142,000, which would vest over a three-year period, to be granted at a future meeting of the Human Resources and Compensation Committee of the Company’s Board of Directors.

In connection with Mr. Kenny’s appointment, the Company and Mr. Kenny entered into Amendment No. 2 to his Employment Agreement with the Company, dated February 4, 2015, reflecting his new title, base salary and severance benefits, as well as the elimination of the sales-related incentive compensation for which he is no longer eligible.

The foregoing description of the material terms of Amendment No. 2 does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of Amendment No. 2, which will be filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2015.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2015		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1
Cardiovascular Systems, Inc. 2014 Equity Incentive Plan (previously filed with the SEC as Exhibit 10.1 to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 14,
2014).

10.2*	Form of Restricted Stock Agreement for Time-Based Awards under the 2014 Equity Incentive Plan.

10.3*	Form of Restricted Stock Agreement for Performance-Based Awards under the 2014 Equity Incentive Plan.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.