Form 10-Q
period 2015-03-31
Cardiovascular Systems Inc
filed 2015-05-08
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File No. 000-52082
 ____________________________________________________
CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

Delaware	No. 41-1698056
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1225 Old Highway 8 Northwest
St. Paul, Minnesota 55112-6416
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2015 was: Common Stock, $0.001 par value per share, 31,708,745 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$93,485	$126,592
Accounts receivable, net	31,220	21,383
Inventories	13,219	12,890
Prepaid expenses and other current assets	3,904	1,846
Total current assets	141,828	162,711
Property and equipment, net	32,359	15,297
Patents, net	4,399	3,823
Other assets	40	70
Total assets	$178,626	$181,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$2,400
Accounts payable	17,527	12,699
Accrued expenses	16,356	14,630
Total current liabilities	33,883	29,729
Long-term liabilities
Other liabilities	2,004	117
Total liabilities	35,887	29,846
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2015 and June 30, 2014; issued and outstanding 31,716,032 at March 31, 2015 and 31,084,742 at June 30, 2014, respectively	32	31
Additional paid in capital	405,320	390,589
Accumulated other comprehensive income	105	—
Accumulated deficit	(262,718)	(238,565)
Total stockholders’ equity	142,739	152,055
Total liabilities and stockholders’ equity	$178,626	$181,901
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$47,004	$34,945	$133,090	$97,048
Cost of goods sold	10,416	7,749	28,647	21,926
Gross profit	36,588	27,196	104,443	75,122
Expenses:
Selling, general and administrative	39,354	31,428	105,414	84,267
Research and development	7,777	5,361	23,014	14,790
Total expenses	47,131	36,789	128,428	99,057
Loss from operations	(10,543)	(9,593)	(23,985)	(23,935)
Interest and other, net	(113)	(119)	(168)	(1,727)
Net loss	$(10,656)	$(9,712)	$(24,153)	$(25,662)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.32)	$(0.77)	$(0.94)
Weighted average common shares used in computation:
Basic and diluted	31,644,522	30,368,685	31,479,803	27,411,237
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(10,656)	$(9,712)	$(24,153)	$(25,662)
Other comprehensive income:
Unrealized gain on available for sale securities	105	—	105	—
Comprehensive loss	$(10,551)	$(9,712)	$(24,048)	$(25,662)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(24,153)	$(25,662)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	1,292	895
Amortization and write-off of patents	146	138
Provision for doubtful accounts	1,021	290
Amortization of discount on debt, net	—	137
Debt conversion and valuation of conversion options, net	—	716
Loss on disposal of property and equipment	99	—
Stock-based compensation	11,039	7,682
Changes in assets and liabilities
Accounts receivable	(10,858)	(5,053)
Inventories	(329)	(5,646)
Prepaid expenses and other assets	166	264
Accounts payable	2,747	3,962
Accrued expenses and other liabilities	3,745	3,981
Net cash used in operating activities	(15,085)	(18,296)
Cash flows from investing activities
Expenditures for property and equipment	(16,593)	(1,185)
Purchases of marketable securities	(2,094)	—
Sales of marketable securities	365	—
Costs incurred in connection with patents	(634)	(465)
Net cash used in investing activities	(18,956)	(1,650)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,360	1,291
Exercise of stock options and warrants	1,974	16,218
Proceeds from the issuance of common stock, net of issuance costs	—	84,369
Proceeds from line of credit	—	4,800
Payments on debt	(2,400)	(8,650)
Net cash provided by financing activities	934	98,028
Net change in cash and cash equivalents	(33,107)	78,082
Cash and cash equivalents
Beginning of period	126,592	67,897
End of period	$93,485	$145,979

Noncash investing activities
Property and equipment included in accounts payable	$1,860	$273
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2015 and 2014)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company”) develops and commercializes innovative solutions for treating vascular and coronary diseases. The Company’s peripheral arterial disease products, the Stealth 360°® PAD System, Diamondback 360® PAD System, and Predator 360°® PAD System, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. In October 2013, the Company received premarket approval (“PMA”) from the FDA to market the Diamondback 360® Coronary Orbital Atherectomy System (“OAS”) as a treatment for severely calcified coronary arteries. The Company began a controlled commercial launch of the Diamondback 360® Coronary OAS following receipt of PMA approval. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral OAS access device and in April 2015 we received approval for the 4 French 1.25 Solid Diamondback 360® OAS access device. These micro-invasive devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin. In November 2014, the Company received CE Mark for its Stealth 360° PAD System and is currently evaluating the timing and structure of its plans to commercialize products in Europe.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable

Accounts receivable consists of the following:

	March 31,	June 30,
	2015	2014
Accounts receivable	$32,599	$21,834
Less: Allowance for doubtful accounts	(1,379)	(451)
Total accounts receivable	$31,220	$21,383

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2015	2014
Raw materials	$7,231	$5,879
Work in process	943	855
Finished goods	5,045	6,156
Total inventories	$13,219	$12,890

Property and Equipment

Property and equipment consists of the following:

	March 31,	June 30,
	2015	2014
Land	$500	$500
Building	22,902	—
Equipment	10,914	6,436
Furniture	2,570	626
Leasehold improvements	233	233
Construction in progress	458	11,499
	37,577	19,294
Less: Accumulated depreciation	(5,218)	(3,997)
Total property and equipment, net	$32,359	$15,297

In June 2014, the Company announced plans to build a new corporate headquarters in New Brighton, Minnesota, construction of which was completed in March 2015. The 125,000-square-foot, two-story building has space for more than 500 employees and contains dedicated research and development, training and education, and manufacturing facilities. The new headquarters replaces the two St. Paul, Minnesota leased facilities.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2015	2014
Salaries and bonus	$4,895	$5,244
Commissions	6,197	6,069
Accrued vacation	3,544	2,843
Other	1,720	474
Total accrued expenses	$16,356	$14,630

4. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee at that time. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants.

Beginning in August 2014, the Company acquired available-for-sale marketable securities under the deferred compensation plan. These available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments. The available-for-sale marketable securities are included with prepaid expenses and other current assets on the consolidated balance sheet at March 31, 2015.

Investments as of March 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	1,768	105	—	1,873
Total short-term investments	1,768	105	—	1,873

There were no other-than-temporary impairments during the nine months ended March 31, 2015. Gross amount of realized losses on a scheduled disbursement during the nine months ended March 31, 2015 was not material.

The following table provides information by level for the Company's available-for-sale marketable securities as of March 31, 2015 that were measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	1,873	1,278	595	—
Total short-term investments	1,873	1,278	595	—

The Company's marketable securities classified within Level 1 are valued primarily using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2015. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

5. Debt

Loan and Security Agreement with Silicon Valley Bank

On March 29, 2010, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. The agreement was amended on December 27, 2011 to increase outstanding borrowings, amended on June 29, 2012 to modify financial covenants and reduce the interest rate and other fees, amended on May 10, 2013 to modify financial covenants, amended on June 26, 2014 to extend the line of credit's maturity date to September 30, 2014 and reduce the interest rate, and amended on September 29, 2014 to extend the line of credit's maturity date to December 31, 2014. The agreement, as amended, included a $15,000 line of credit. The balance outstanding on the line of credit was $0 and $2,400 as of March 31, 2015 and June 30, 2014, respectively. On December 31, 2014, the agreement matured.

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

Loan and Security Agreement with Partners for Growth

On April 14, 2010, the Company entered into a loan and security agreement with Partners for Growth III, L.P. (“PFG”), as amended on August 23, 2011, December 27, 2011, June 30, 2012, and May 10, 2013. The agreement, as amended, provided that PFG would make loans to the Company up to $5,000. The loans had a floating per annum interest rate equal to 2.75% above Silicon Valley Bank’s prime rate, and such interest was payable monthly. The principal balance of and any accrued and unpaid interest on any notes was due on the maturity date and could not be prepaid by the Company at any time in whole or in part. As of March 31, 2015 and June 30, 2014, there were no loans outstanding, and on April 14, 2015, the agreement matured.

At any time prior to the maturity date, PFG could have, at its option, converted any outstanding loan into shares of the Company’s common stock at the applicable conversion price, which in each case equaled the ten-day volume weighted average price per share of the Company’s common stock prior to the issuance date of each note. The Company could have also effected at any time a mandatory conversion of amounts, subject to certain terms, conditions and limitations provided in the agreement, including a requirement that the ten-day volume weighted average price of the Company’s common stock prior to the date of conversion was at least 15% greater than the conversion price. The Company could have reduced the conversion price to a price that represented a 15% discount to the ten-day volume weighted average price of its common stock to satisfy this condition and effected a mandatory conversion. The Company recorded an expense of $0 and $61 for the nine months ended March 31, 2015 and 2014, respectively, related to the change in fair value of the conversion options on all outstanding loans. This amount is a component of interest and other, net, on the accompanying statement of operations.

Loans were secured by certain of the Company’s assets, and the agreement contained customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, effect certain redemptions of and declare and pay certain dividends on its stock, permit or suffer certain change of control transactions, dispose of collateral, or change the nature of its business. In addition, the PFG loan and security agreement contained financial covenants requiring the Company to maintain certain liquidity and fixed charge coverage ratios. The Company was in compliance with all financial covenants at March 31, 2015 and through the maturity date. If the Company did not comply with the various covenants, PFG could have, subject to various customary cure rights, declined to provide additional loans, required amortization of any future loan over its remaining term, or required the immediate payment of all amounts outstanding under any future loan and foreclosed on any or all collateral, depending on which financial covenants were not maintained.

6. Interest and Other, Net

Interest and other, net, includes the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest expense, net of premium amortization	$(1)	$(103)	$(23)	$(948)
Change in fair value of conversion options	—	—	—	(61)
Net write-offs upon conversion (option and premium amortization)	—	—	—	(655)
Other	(112)	(16)	(145)	(63)
Total Interest and other, net	$(113)	$(119)	$(168)	$(1,727)

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

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of March 31, 2015, all outstanding options were fully vested.

Stock option activity for the nine months ended March 31, 2015 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2014	922,809	$10.16
Options exercised	(202,576)	$9.75
Options outstanding at March 31, 2015	720,233	$10.28

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

Restricted stock award activity for the nine months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2014	1,276,403	$17.37
Restricted stock awards granted (1)	475,827	$30.06
Restricted stock awards forfeited	(100,269)	$20.33
Restricted stock awards vested	(574,195)	$17.69
Restricted stock awards outstanding at March 31, 2015	1,077,766	$20.55
(1) Includes both time-based and performance-based restricted stock awards.

8. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements that expire at various dates through March 2020. Rental expenses were $1,351 and $1,000 for the nine months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments under the agreements as of March 31, 2015 are as follows:

Three months ended June 30, 2015	$263
Fiscal 2016	766
Fiscal 2017	544
Fiscal 2018	513
Fiscal 2019	462
Thereafter	345
$2,893

Construction of New Headquarters

On June 11, 2014, the Company entered into a Design-Build Contract and a Development Services Agreement, as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into the Company’s new corporate headquarters. Pursuant to the Development Services Agreement with Ryan Companies, Inc. ("Ryan"), Ryan was to perform certain development services to facilitate development of the project, including coordination with the City of New Brighton and overall coordination of development strategy. The Company pays Ryan a fee for the development services, which includes a sum equal to 3.25% of the adjusted total project costs, payable at certain points in the construction process, and a sum equal to 5% of the adjusted total project costs, payable upon substantial completion of the project, as well as reimbursement of certain expenses incurred by Ryan. The construction was substantially completed in March 2015 and the Company has accrued all remaining payments due to Ryan under the Development Services Agreement.

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

In order to retain all of the cash incentives, the Company must maintain no fewer than 25 jobs at the Texas facility through June 30, 2015. Failure to meet this requirement will result in an obligation to make reimbursement payments to the PEDC as outlined in the amended agreement. The Company will not have any reimbursement requirements after June 30, 2015. As of March 31, 2015, the Company was in compliance with all minimum requirements under the amended agreement. The Company believes it will be able to comply with the conditions specified in the amended agreement.

The Job Creation Agreement, as amended, also provided the Company with a net $1,020 award, of which $510 was received from the PEDC and the remainder is funded through the Texas Enterprise Fund program associated with the State of Texas. As of March 31, 2015, $340 has been received and the remaining $170 will be provided upon the hiring of the 75th full-time employee at the facility. The grant from the State of Texas is subject to reimbursement if the Company fails to meet certain job creation targets through 2014 and maintain these positions through 2020. The Company reimbursed the State of Texas $49 and $46 during fiscal 2015 and 2014, respectively, as it did not meet certain employment targets.

The Company has presented the net cash incentive funds as a current and long-term liability on the balance sheet. The liabilities are reduced through the term of the agreement and recorded as an offset to expenditures incurred using a systematic methodology. As of March 31, 2015, the deferred grant incentive liabilities have been reduced by $59 in cumulative expenses, resulting in a remaining current liability of $0.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator
Net loss	$(10,656)	$(9,712)	$(24,153)	$(25,662)
Denominator
Weighted average common shares – basic	31,644,522	30,368,685	31,479,803	27,411,237
Effect of dilutive stock options and warrants(a)	—	—	—	—
Weighted average common shares outstanding – diluted	31,644,522	30,368,685	31,479,803	27,411,237
Net loss per common share — basic and diluted	$(0.34)	$(0.32)	$(0.77)	$(0.94)

(a)
At March 31, 2015 and 2014, 720,233 and 927,809 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical device company focused on developing and commercializing innovative solutions for vascular and coronary disease. Our peripheral arterial disease (“PAD”) products, the Stealth 360°® PAD System (the “Stealth 360”), the Diamondback 360® PAD System (the “Diamondback 360 Peripheral”), and the Diamondback Predator 360°® (the “Predator 360”) are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. In March 2014, we received approval for the Diamondback 360® 60cm Peripheral Orbital Atherectomy System (“OAS”) access device and in April 2015, we received 510(k) clearance of the Diamondback 360 4 Frent 1.25 Peripheral OAS access device. These micro-invasive devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin. We refer to the Stealth 360, Diamondback 360 Peripheral, Predator 360, the Diamondback 360 60cm Peripheral OAS and the Diamondback 360 4 French 1.25 Peripheral OAS collectively in this report as the “PAD Systems.” We have also obtained approval to market our Diamondback 360® Coronary OAS (“CAD System”) as a treatment for severely calcified coronary arteries.

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

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009 and the Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014, and in April 2015, we received 510(k) clearance of the Diamondback 360 4 French 1.25 Peripheral OAS. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. At our facilities, we assemble the saline infusion pump and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. We purchase supplemental products from third-party suppliers.

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

As of March 31, 2015, we had an accumulated deficit of $262.7 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and broaden the commercial launch of our CAD System. To date, we have financed our operations primarily from the issuance of stock, convertible promissory notes, and debt.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the nine months ended March 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	Percent Change	2015	2014	Percent Change
Revenues	$47,004	$34,945	34.5%	$133,090	$97,048	37.1%
Cost of goods sold	10,416	7,749	34.4	28,647	21,926	30.7
Gross profit	36,588	27,196	34.5	104,443	75,122	39.0
Expenses:
Selling, general and administrative	39,354	31,428	25.2	105,414	84,267	25.1
Research and development	7,777	5,361	45.1	23,014	14,790	55.6
Total expenses	47,131	36,789	28.1	128,428	99,057	29.7
Loss from operations	(10,543)	(9,593)	9.9	(23,985)	(23,935)	0.2
Interest and other, net	(113)	(119)	(5.0)	(168)	(1,727)	(90.3)
Net loss	$(10,656)	$(9,712)	9.7	$(24,153)	$(25,662)	(5.9)

Comparison of Three Months Ended March 31, 2015 with Three Months Ended March 31, 2014

Revenues. Revenues increased by $12.1 million, or 34.5%, from $34.9 million for the three months ended March 31, 2014 to $47.0 million for the three months ended March 31, 2015. This increase was attributable to sales of our CAD System which increased approximately $5.8 million, due to expanded sales of the CAD System compared to the initial controlled commercial launch in the three months ended March 31, 2014 following our PMA approval in October 2013. Additionally, sales of our PAD Systems increased $5.1 million, or 17.5%, which reflects an 18.8% increase in the number of devices sold. Other product revenue also increased $1.1 million, or 27.0%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily driven by increased sales of PAD and CAD Systems, which the other products support.

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

Cost of Goods Sold. Cost of goods sold increased by $2.7 million, or 34.4%, from $7.7 million for the three months ended March 31, 2014 to $10.4 million for the three months ended March 31, 2015. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. The increase was due to an increase in the quantities of products sold. Cost of goods sold for the three months ended March 31, 2015 and 2014 includes $287,000 and $189,000, respectively, for stock-based compensation. Gross margin remained consistent at 77.8% for the three months ended March 31, 2015 and 2014. The favorable impact of increased sales of our CAD System, which has a higher average selling price than PAD Systems, was offset by higher indirect costs per unit from lower production volumes. We expect that gross margin in the remainder of fiscal 2015 will increase slightly compared to the three months ended March 31, 2015. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $8.0 million, or 25.2%, from $31.4 million for the three months ended March 31, 2014 to $39.4 million for the three months ended March 31, 2015. The increase was due primarily to the expansion of our sales and marketing organization, medical education, and higher incentive compensation, as well as higher coronary expenses from the commercial launch. Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 include $3.3 million and $2.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with expanding our sales and marketing organization and medical education to further commercialize our PAD Systems and expand the commercial launch of our CAD System.

Research and Development Expenses. Research and development expenses increased by $2.4 million, or 45.1%, from $5.4 million for the three months ended March 31, 2014 to $7.8 million for the three months ended March 31, 2015. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the three months ended March 31, 2015 and 2014 include $407,000 and $286,000, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur quarterly research and development expenses at or above amounts incurred for the three months ended March 31, 2015. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, was $(113,000) for the three months ended March 31, 2015 compared to $(119,000) for the three months ended March 31, 2014. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances.

Comparison of Nine Months Ended March 31, 2015 with Nine Months Ended March 31, 2014

Revenues. Revenues increased by $36.1 million, or 37.1%, from $97.0 million for the nine months ended March 31, 2014 to $133.1 million for the nine months ended March 31, 2015. This increase was attributable to sales of our CAD System which contributed approximately $18.1 million in revenues in the nine months ended March 31, 2015, compared to $2.0 million in the nine months ended March 31, 2014 following our PMA approval in October 2013. Additionally, sales of our PAD Systems increased $16.6 million, or 19.9%, which reflects a 20.0% increase in the number of devices sold. Other product revenue also increased $3.3 million, or 28.2%, during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, primarily driven by increased sales of PAD and CAD Systems, which the other products support.

Cost of Goods Sold. Cost of goods sold increased by $6.7 million, or 30.7%, from $21.9 million for the nine months ended March 31, 2014 to $28.6 million for the nine months ended March 31, 2015. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. The increase was due to an increase in the quantities of products sold, partially offset by lower indirect costs per unit from higher production volumes and manufacturing efficiencies. Cost of goods sold for the nine months ended March 31, 2015 and 2014 includes $748,000 and $500,000, respectively, for stock-based compensation. Gross margin increased from 77.4% during the nine months ended March 31, 2014 to 78.5% for the nine months ended March 31, 2015, which was primarily due to the increase in sales of our CAD System, which has a higher average selling price than PAD Systems, and to lower indirect costs per unit.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $21.1 million, or 25.1%, from $84.3 million for the nine months ended March 31, 2014 to $105.4 million for the nine months ended March 31, 2015. The increase was due primarily to higher coronary expenses from the commercial launch, the expansion of our sales and marketing organization, medical education, and higher incentive compensation. Selling, general and administrative expenses for the nine months ended March 31, 2015 and 2014 include $9.2 million and $6.4 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $8.2 million, or 55.6%, from $14.8 million for the nine months ended March 31, 2014 to $23.0 million for the nine months ended March 31, 2015. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The increase related mainly to additional product development projects and clinical studies, and the related increase in headcount. Research and development expenses for the nine months ended March 31, 2015 and 2014 include $1.1 million and $807,000, respectively, for stock-based compensation.

Interest and Other, Net. Interest and other expense, net, was $(168,000) for the nine months ended March 31, 2015 compared to $(1.7) million for the nine months ended March 31, 2014. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances, as well as the elimination of charges from debt conversions and changes in fair value of the debt conversion option that were associated with the previously outstanding convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $93.5 million and $126.6 million at March 31, 2015 and June 30, 2014, respectively. During the nine months ended March 31, 2015, net cash used in operations amounted to $15.1 million. As of March 31, 2015, we had an accumulated deficit of $262.7 million. We have historically funded our operating losses primarily from the issuance of stock, convertible promissory notes, and debt. Our prior line of credit with Silicon Valley Bank matured on December 31, 2014, and our loan and security agreement with Partners for Growth III, L.P. matured on April 14, 2015.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $93.5 million at March 31, 2015 and $126.6 million at June 30, 2014. The decrease is primarily attributable to net cash used in operations and investing activities during the nine months ended March 31, 2015.

Operating Activities. Net cash used in operations was $15.1 million and $18.3 million for the nine months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, we had a net loss of $24.2 million and $25.7 million, respectively. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable of $10.9 million and $5.1 million during the nine months ended March 31, 2015 and 2014, respectively, was primarily due to the amount and timing of revenue during the nine months ended March 31, 2015 and 2014.

•
Cash used in inventories was $329,000 and $5.6 million during the nine months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015, the amount of cash used in inventories was primarily due to higher levels of raw materials for the manufacture of products. For the nine months ended March 31, 2014, cash used in inventories was primarily due to higher levels of finished goods for future sales, including the CAD System commercial launch, and timing of inventory purchases and sales.

•
Cash provided by prepaid expenses and other current assets was $166,000 and $264,000 during the nine months ended March 31, 2015 and 2014, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash provided by accounts payable of $2.7 million and $4.0 million during the nine months ended March 31, 2015 and 2014, respectively, was due to the amount and timing of purchases and vendor payments and overall increased levels of spending. Costs related to the construction of our new headquarters are included in the cash provided by accounts payable during the nine months ended March 31, 2015.

•
Cash provided by accrued expenses and other liabilities of $3.7 million and $4.0 million during the nine months ended March 31, 2015 and 2014, respectively, was primarily due to the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $19.0 million and $1.7 million for the nine months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015, cash was used primarily for the construction of our new headquarters and the related equipment purchases. In addition, we purchased available-for-sale marketable securities for the deferred compensation plans during the nine months ended March 31, 2015. Cash used during the nine months ended March 31, 2014 related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $934,000 and $98.0 million for the nine months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015, cash provided by financing activities was due to proceeds from the exercise of stock options of $2.0 million and proceeds from employee stock purchases of $1.4 million, partially offset by payments on debt of $2.4 million. For the nine months ended March 31, 2014, cash provided by financing activities included proceeds from the issuance of common stock, net of issuance costs, of $84.4 million, proceeds from exercise of stock options and warrants of $16.2 million, and proceeds from employee stock purchases of $1.3 million, partially offset by net payments on debt of $3.9 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements and potential strategic transactions (including the potential acquisition of businesses, technologies and products). As of March 31, 2015, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures (including the new corporate headquarters discussed below) and operations for the foreseeable future, including at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business and we do not anticipate paying any dividends in the foreseeable future. We may raise additional capital in the future, to fund acceleration of our current growth initiatives or additional growth opportunities, if we believe it will significantly enhance our value.

New Corporate Headquarters. On June 11, 2014, we entered into a Design-Build Contract and a Development Services Agreement, as well as various ancillary agreements related to the acquisition of real property located in New Brighton, Minnesota and the development of such property into our new corporate headquarters. Pursuant to the Development Services Agreement with Ryan Companies, Inc. ("Ryan"), Ryan was to perform certain development services to facilitate development of the project, including coordination with the City of New Brighton and overall coordination of development strategy. We pay Ryan a fee for the development services, which includes a sum equal to 3.25% of the adjusted total project costs, payable at certain points in the construction process, and a sum equal to 5% of the adjusted total project costs, payable upon substantial completion of the project, as well as reimbursement of certain expenses incurred by Ryan. The construction was substantially completed in March 2015 and we have accrued all remaining payments due to Ryan under the Development Services Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2015	2014
Loss from operations	$(23,985)	$(23,935)
Add: Stock-based compensation	11,039	7,682
Add: Depreciation and amortization	1,417	982
Adjusted EBITDA	$(11,529)	$(15,271)

Adjusted EBITDA improved as compared to the prior year period due to increased stock-based compensation and depreciation. Stock-based compensation increased $3.4 million, or 43.7%, as a result of increased employee stock awards granted due to our expanded hiring and higher grant date fair values. The increase in depreciation expense was the result of the completion of our new headquarters in March 2015.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) expected compliance with the conditions specified in our Job Creation Agreement; (ii) our expectation that our losses will continue; (iii) the broadening of the commercial launch of the CAD System; (iv) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (v) our expectation of increased revenue and increased selling, general and administrative expenses; (vi) our plans to continue to expand our sales and marketing efforts as well as our product portfolio and clinical studies; (vii) our expectation that gross margin in the remainder of fiscal 2015 will increase slightly compared to the three months ended March 31, 2015; (viii) our expectation that we will incur research and development expenses in future quarters at amounts at or above the amounts incurred for the three months ended March 31, 2015; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) the potential to raise additional capital in the future; and (xiii) the anticipated impact of adoption of recent accounting pronouncements on the Company's financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2015 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Additionally, we have acquired certain available-for-sale marketable securities under our deferred compensation plan. See Note 4 to our Consolidated Financial Statements included in Part 1 of Item I of this Quarterly Report on Form 10-Q for additional information on these available-for-sale marketable securities and the related risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 8, 2015		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1*	Amendment No. 2 to Employment Agreement, dated February 4, 2015, by and between the Company and Kevin J. Kenny.

10.2*	Cardiovascular Systems, Inc. Amended Executive Officer Severance Plan.

10.3*	Form of Restricted Stock Unit Agreement for Directors under the 2014 Equity Incentive Plan.

10.4*	Form of Restricted Stock Agreement with Immediate Vesting under the 2014 Equity Incentive Plan.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.