Form 10-Q
period 2015-09-30
Cardiovascular Systems Inc
filed 2015-11-06
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2015 was: Common Stock, $0.001 par value per share, 32,499,276 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$76,651	$83,842
Accounts receivable, net	26,864	30,830
Inventories	15,446	13,966
Marketable securities	1,794	1,876
Prepaid expenses and other current assets	2,603	3,380
Total current assets	123,358	133,894
Property and equipment, net	33,711	32,883
Patents, net	4,787	4,511
Other assets	534	40
Total assets	$162,390	$171,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,815	$9,763
Accrued expenses	20,047	20,125
Total current liabilities	29,862	29,888
Long-term liabilities
Other liabilities	1,916	2,005
Total liabilities	31,778	31,893
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2015 and June 30, 2015; issued and outstanding 32,441,609 at September 30, 2015 and 31,898,124 at June 30, 2015, respectively	32	32
Additional paid in capital	415,236	410,700
Accumulated other comprehensive income (loss)	(9)	90
Accumulated deficit	(284,647)	(271,387)
Total stockholders’ equity	130,612	139,435
Total liabilities and stockholders’ equity	$162,390	$171,328
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenues	$43,871	$41,354
Cost of goods sold	8,771	8,885
Gross profit	35,100	32,469
Expenses:
Selling, general and administrative	41,395	33,507
Research and development	6,941	7,152
Total expenses	48,336	40,659
Loss from operations	(13,236)	(8,190)
Interest and other, net	(25)	(34)
Net loss	$(13,261)	$(8,224)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.26)

Weighted average common shares used in computation:
Basic and diluted	32,210,874	31,311,110
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net loss	$(13,261)	$(8,224)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(99)	14
Comprehensive loss	$(13,360)	$(8,210)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,261)	$(8,224)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	887	367
Amortization and write-off of patents	86	41
Provision for doubtful accounts	175	696
Stock-based compensation	4,107	3,573
Changes in assets and liabilities
Accounts receivable	3,791	(1,689)
Inventories	(1,480)	(1,754)
Prepaid expenses and other assets	1,043	717
Accounts payable	(18)	1,417
Accrued expenses and other liabilities	(166)	382
Net cash used in operating activities	(4,836)	(4,474)
Cash flows from investing activities
Expenditures for property and equipment	(1,847)	(2,981)
Issuance of convertible note receivable	(350)	—
Purchases of marketable securities	(17)	(2,084)
Costs incurred in connection with patents	(160)	(113)
Net cash used in investing activities	(2,374)	(5,178)
Cash flows from financing activities
Exercise of stock options and warrants	19	683
Payments on debt	—	(1,200)
Net cash provided by (used in) financing activities	19	(517)
Net change in cash and cash equivalents	(7,191)	(10,169)
Cash and cash equivalents
Beginning of period	83,842	126,592
End of period	$76,651	$116,423

Noncash investing activities
Property and equipment included in accounts payable	$—	$3,327
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2015 and 2014)
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

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease products, the Stealth 360°® Peripheral Orbital Atherectomy System (“OAS”), the Diamondback 360® Peripheral OAS, the Diamondback 360® 60cm Peripheral OAS access device and the Diamondback 360 4 French 1.25 Peripheral OAS access device, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin.

In October 2013, the Company received premarket approval from the U.S. Food and Drug Administration to market the Diamondback 360® Coronary OAS as a treatment for severely calcified coronary arteries.

The Company is evaluating options for international expansion to maximize the coronary and peripheral market opportunities.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Form 10-K filed by the Company with the SEC on August 27, 2015. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Prior Year Revision

During the fourth quarter of fiscal 2015, the Company evaluated the presentation of its accounts payable and accrued expenses line items on the consolidated balance sheet and determined that a reclassification of amounts from accounts payable to accrued expenses would provide a more meaningful presentation. There were no changes to total current liabilities and net cash used in operations as a result of these reclassifications. The Company reclassified $3,649 from accounts payable to accrued expenses as of September 30, 2014. In addition, the Company reclassified the changes in accounts payable and accrued expenses in the operating activities section of the consolidated statement of cash flows by $653 for the three months ended September 30, 2014. The Company has concluded that these reclassifications are not material.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Customers With Contracts.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption was not to be permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year and allow early adoption for all entities but not before the original public entity effective date. The Company is evaluating the impact of the amended revenue recognition guidance on its consolidated financial statements.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2015	2015
Accounts receivable	$28,458	$32,267
Less: Allowance for doubtful accounts	(1,594)	(1,437)
Total Accounts receivable	$26,864	$30,830

Inventories, Net

Inventories consist of the following:

	September 30,	June 30,
	2015	2015
Raw materials	$7,480	$7,292
Work in process	1,222	1,108
Finished goods	6,744	5,566
Total Inventories	$15,446	$13,966

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2015	2015
Land	$500	$500
Building	22,541	22,468
Equipment	12,121	11,745
Furniture	2,616	2,581
Leasehold improvements	116	110
Construction in progress	2,443	1,218
	40,337	38,622
Less: Accumulated depreciation	(6,626)	(5,739)
Total Property and equipment, net	$33,711	$32,883

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2015	2015
Salaries and bonus	$3,643	$3,961
Commissions	5,080	5,387
Vacation	3,849	3,770
Excise, sales and other taxes	3,342	3,217
Clinical studies	2,339	2,446
Other	1,794	1,344
Total Accrued expenses	$20,047	$20,125

4. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants. As of September 30, 2015, the amount payable is all classified as long-term and is included in other liabilities on the consolidated balance sheet.

Beginning in August 2014, the Company acquired available-for-sale marketable securities under the deferred compensation plan. These available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments.

Investments consisted of the following:

	As of September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$1,803	$—	$(9)	$1,794
Total short-term investments	$1,803	$—	$(9)	$1,794

	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$1,786	$90	$—	$1,876
Total short-term investments	$1,786	$90	$—	$1,876

During the three months ended September 30, 2015 and 2014, there were $17 and $2,084, respectively, in purchases of available-for-sale securities. There were no sales or other-than-temporary impairments during the three months ended September 30, 2015 and 2014.

The following table provides information by level for the Company's available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2015 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$1,794	$1,188	$606	$—
Total short-term investments	$1,794	$1,188	$606	$—

		Fair Value Measurements as of June 30, 2015 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$1,876	$1,275	$601	$—
Total short-term investments	$1,876	$1,275	$601	$—

The Company's marketable securities classified within Level 1 are valued primarily using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2015. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

5. Stock Options and Restricted Stock Awards

The Company maintains the 2014 Equity Incentive Plan (the “2014 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2014 Plan was approved by the Company's stockholders and became effective in November 2014. The 2014 Plan was amended in May 2015. The 2014 Plan replaced the 2007 Equity Incentive Plan (the “2007 Plan”), and no further equity awards may be granted under the 2007 Plan. The Company also maintains two other terminated plans, the 1991 Stock Option Plan (the “1991 Plan”) and 2003 Stock Option Plan (the “2003 Plan”) (the 2014 Plan, the 2007 Plan, the 2003 Plan and the 1991 Plan are collectively referred to as the “Plans”).

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of September 30, 2015, all outstanding options were fully vested.

Stock option activity for the three months ended September 30, 2015 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2015	699,872	$10.32
Options exercised	(2,500)	$7.90
Options outstanding at September 30, 2015	697,372	$10.33

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

On August 10, 2015, the Company granted performance based restricted stock awards to its executives and management. The performance based awards included grants of a maximum aggregate of 156,509 shares that vest based upon achievement of certain thresholds measuring total shareholder return during periods within fiscal 2016 compared to a pre-determined peer group of companies, and grants of a maximum aggregate of 156,520 shares that vest based upon achievement of certain thresholds measuring annual revenue growth during fiscal 2016 compared to a pre-determined peer group of companies. Management adjusts expense as required based on expected revenue growth performance for those awards.

Restricted stock award activity for the three months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2015	995,323	$21.31
Restricted stock awards granted (1)	619,999	$23.60
Restricted stock awards forfeited	(84,512)	$28.08
Restricted stock awards vested	(343,943)	$22.09
Restricted stock awards outstanding at September 30, 2015	1,186,867	$25.57
(1) Includes both time-based and performance-based restricted stock awards.

6. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements that expire at various dates through March 2020. Rental expenses were $342 and $385 for the three months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments under the agreements as of September 30, 2015 are as follows:

Nine months ended June 30, 2016	$511
Fiscal 2017	551
Fiscal 2018	519
Fiscal 2019	469
Fiscal 2020	352
Thereafter	1
$2,403

7. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended September 30,
	2015	2014
Numerator
Net loss	$(13,261)	$(8,224)
Denominator
Weighted average common shares – basic	32,210,874	31,311,110
Effect of dilutive stock options(a)(b)	—	—
Weighted average common shares outstanding – diluted	32,210,874	31,311,110
Net loss per common share — basic and diluted	$(0.41)	$(0.26)

(a)
At September 30, 2015 and 2014, 697,372 and 847,208 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At September 30, 2015 and 2014, 297,044 and 336,176 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical device company focused on developing and commercializing innovative solutions for vascular and coronary disease. Our peripheral arterial disease (“PAD”) products, the Stealth 360°® Peripheral Orbital Atherectomy System (“OAS”)(the “Stealth 360”), the Diamondback 360® Peripheral OAS (the “Diamondback 360 Peripheral”), the Diamondback 360® 60cm Peripheral OAS access device, and the Diamondback 360 4 French 1.25 Peripheral OAS access device, are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin. We refer to the Stealth 360, Diamondback 360 Peripheral, Diamondback 360 60cm Peripheral OAS, Diamondback 360 4 French 1.25 Peripheral OAS, and Predator 360 collectively in this report as the “PAD Systems.”

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

From 1989 to 1997, we engaged in research and development on several different product concepts. Since 1997, we have devoted substantially all of our resources to the development and commercialization of the PAD Systems and, since 2007, to the development, approval and commercialization of our CAD System.

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

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009, which we no longer market, and the Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014, and in April 2015, we received 510(k) clearance of the Diamondback 360 4 French 1.25 Peripheral OAS. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. We purchase supplemental products from third-party suppliers.

We have developed modified versions of the PAD System to treat coronary arteries. A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application, and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the CAD System as a treatment for severely calcified coronary arteries. We commenced the commercial launch of our CAD System following receipt of PMA.

We are currently pursuing coronary approval for Japan and are evaluating options for additional international expansion to maximize the coronary and peripheral market opportunities.

As of September 30, 2015, we had an accumulated deficit of $284.6 million. We expect our losses to continue as we invest in sales, marketing, medical education, clinical studies and product research and development for our next phase of growth in the peripheral market and continue the commercialization of our CAD System. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the three months ended September 30, 2015.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2015	2014	Percent Change
Net revenues	$43,871	$41,354	6.1%
Cost of goods sold	8,771	8,885	(1.3)
Gross profit	35,100	32,469	8.1
Expenses:
Selling, general and administrative	41,395	33,507	23.5
Research and development	6,941	7,152	(3.0)
Total expenses	48,336	40,659	18.9
Loss from operations	(13,236)	(8,190)	61.6
Interest and other, net	(25)	(34)	(26.5)
Net loss	$(13,261)	$(8,224)	61.2

Comparison of Three Months Ended September 30, 2015 with Three Months Ended September 30, 2014

Net revenues. Net revenues increased by $2.5 million, or 6.1%, from $41.4 million for the three months ended September 30, 2014 to $43.9 million for the three months ended September 30, 2015. This increase was attributable to sales of our CAD System which increased approximately $3.4 million, due to 76.0% more devices sold in the three months ended September 30, 2015 than during the three months ended September 30, 2014 as we continue our commercial launch of our CAD System. Additionally, sales of our PAD Systems increased $684,000, or 2.1%, which reflects an 8.6% increase in the number of devices sold, partially offset by a 6.0% decrease in the average selling price. Other product revenue decreased $1.5 million, or 32.0%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the expiration in June 2015 of our exclusive distribution agreement with Asahi to market its peripheral guidewire line in the United States.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. In November 2014, we received CE Mark for the Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize products in Europe. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, continue the commercial launch of our CAD System, and expand into new geographies. However, the rate of revenue increase in fiscal 2016 may not be consistent with historical levels, due primarily to challenges associated with the transition to a dual-franchise sales organization, in which sales representatives are selling both peripheral and coronary products.

Cost of Goods Sold. Cost of goods sold decreased by $114,000, or 1.3%, from $8.9 million for the three months ended September 30, 2014 to $8.8 million for the three months ended September 30, 2015. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended September 30, 2015 and 2014 includes $215,000 and $222,000, respectively, for stock-based compensation. Gross margin increased to 80.0% for the three months ended September 30, 2015 from 78.5% for the three months ended September 30, 2014. The decrease in cost of goods sold and the increase in gross margin was primarily due to lower costs per unit from higher production volumes and manufacturing efficiencies. We expect that gross margin in the second quarter of fiscal 2016 will be comparable to gross margin in the three months ended September 30, 2015. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $7.9 million, or 23.5%, from $33.5 million for the three months ended September 30, 2014 to $41.4 million for the three months ended September 30, 2015. The increase was due primarily to the expansion of our sales and corporate organizations, higher incentive compensation, and higher expenses related to our new corporate headquarters. Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 include $3.5 million and $3.0 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the future as a result of the costs associated with cross training our sales representatives to sell both peripheral and coronary products, and expanding our sales and marketing organization and medical education to further commercialize our PAD and CAD Systems.

Research and Development Expenses. Research and development expenses decreased by $211,000, or 3.0%, from $7.2 million for the three months ended September 30, 2014 to $6.9 million for the three months ended September 30, 2015. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The decrease related mainly to the completion of enrollment in several of our clinical studies, partially offset by increased activity on research and development projects. Research and development expenses for the three months ended September 30, 2015 and 2014 include $373,000 and $320,000, respectively, for stock-based compensation. As we continue to expand our product portfolio and clinical studies within the PAD and CAD markets, we generally expect to incur quarterly research and development expenses at or above amounts incurred for the three months ended September 30, 2015. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Interest and Other, Net. Interest and other expense, net, was $25,000 for the three months ended September 30, 2015 compared to $34,000 for the three months ended September 30, 2014. The decrease was primarily driven by lower interest expense related to lower outstanding debt balances.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $76.7 million and $83.8 million at September 30, 2015 and June 30, 2015, respectively. During the three months ended September 30, 2015, net cash used in operations amounted to $4.8 million. As of September 30, 2015, we had an accumulated deficit of $284.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $76.7 million at September 30, 2015 and $83.8 million at June 30, 2015. The decrease is primarily attributable to net cash used in operations and investing activities during the three months ended September 30, 2015.

Operating Activities. Net cash used in operations was $4.8 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, we had a net loss of $13.3 million and $8.2 million, respectively. Significant changes in working capital during these periods included:

•
Cash provided by (used in) accounts receivable of $3.8 million and $(1.7) million during the three months ended September 30, 2015 and 2014, respectively, was primarily due to the amount and timing of revenue during the three months ended September 30, 2015 and 2014.

•
Cash used in inventories was $1.5 million and $1.8 million during the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, the amount of cash used in inventories was primarily due to higher levels of finished goods for expected future sales. For the three months ended September 30, 2014, the amount of cash used in inventories was primarily due to higher levels of raw materials for the manufacture of products.

•
Cash provided by prepaid expenses and other current assets was $1.0 million and $717,000 during the three months ended September 30, 2015 and 2014, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash (used in) provided by accounts payable was $(18,000) and $1.4 million during the three months ended September 30, 2015 and 2014, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash (used in) provided by accrued expenses and other liabilities of $(166,000) and $382,000 during the three months ended September 30, 2015 and 2014, respectively, was primarily due to the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $2.4 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, cash was used primarily for the purchase of property and equipment and patents, and for the issuance of a convertible note receivable. Cash used during the three months ended September 30, 2014 related to the purchase of property and equipment and patents, construction of our new headquarters, and purchases of available-for-sale marketable securities for the deferred compensation plans. During the three months ended September 30, 2014, we paid $2.6 million towards the construction of our new corporate headquarters.

Financing Activities. Net cash provided by (used in) financing activities was $19,000 and $(517,000) for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, cash provided by financing activities was due to proceeds from the exercise of stock options. For the three months ended September 30, 2014, cash used in financing activities was due to payments on debt of $1.2 million, partially offset by proceeds from the exercise of stock options of $683,000.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements and potential strategic transactions (including the potential acquisition of businesses, technologies and products). As of September 30, 2015, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business and we do not anticipate paying any dividends in the foreseeable future. We may raise additional capital in the future to fund acceleration of our strategy or additional growth opportunities, if we believe it will significantly enhance our value.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2015	2014
Loss from operations	$(13,236)	$(8,190)
Add: Stock-based compensation	4,107	3,573
Add: Depreciation and amortization	940	408
Adjusted EBITDA	$(8,189)	$(4,209)

Adjusted EBITDA declined as compared to the prior year period due to the higher loss from operations, partially offset by increased stock-based compensation and depreciation expense. Stock-based compensation expense increased $0.5 million, or 14.9%, as a result of increased employee stock awards granted due to our expanded hiring and higher grant date fair values. The increase in depreciation expense was the result of the completion of our new headquarters in March 2015.

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
The following is an explanation of each of the items that management excluded from Adjusted EBITDA and the reasons for excluding each of these individual items:

•
Stock-based compensation. We exclude stock-based compensation expense from our non-GAAP financial measure primarily because such expense, while constituting an ongoing and recurring expense, is not an expense that requires cash settlement. Our management also believes that excluding this item from our non-GAAP results is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance, liquidity and ability to make additional investments in the Company, and it allows for greater transparency to certain line items in our financial statements.

•
Depreciation and amortization expense. We exclude depreciation and amortization expense from our non-GAAP financial measure primarily because such expenses, while constituting ongoing and recurring expenses, are not expenses that require cash settlement and are not used by our management to assess the core profitability of our business operations. Our management also believes that excluding these items from our non-GAAP results is useful to investors to understand our operational performance, liquidity and ability to make additional investments in the company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Customers With Contracts.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was originally to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption was not to be permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year and allow early adoption for all entities but not before the original public entity effective date. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) our expectation that our losses will continue; (ii) the broadening of the commercial launch of the CAD System; (iii) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (iv) our expectation of increased revenue and increased selling, general and administrative expenses; (v) our plans to continue to expand our sales and marketing efforts, medical education and the commercial launch of our CAD System, as well as our product portfolio and clinical studies; (vi) our expectation that gross margin in the second quarter of fiscal 2016 will be comparable to gross margin in the three months ended September 30, 2015; (vii) our expectation that we will incur research and development expenses in future quarters at amounts at or above the amounts incurred for the three months ended September 30, 2015; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) the potential to raise additional capital in the future; and (xii) the anticipated impact of adoption of recent accounting pronouncements on the Company's financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA and similar foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; agreements with third parties to sell their products; the experience of physicians regarding the effectiveness and reliability of the PAD and CAD Systems; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our inability to expand our sales and marketing organization; our ability to manage employee turnover, growth and training; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; investigations or litigation threatened or initiated against us; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 27, 2015. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2015 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended June 30, 2015, as filed with the SEC on August 27, 2015. As disclosed in such Form 10-K, on May 8, 2014, we received a letter from the U.S. Attorney’s Office for the Western District of North Carolina (the “Department of Justice”) stating that it is investigating the Company to determine whether we had violated the False Claims Act (“FCA”), and on July 8, 2015, the complaint underlying the Department of Justice’s investigation was unsealed.

On November 2, 2015, we agreed to waive service of the complaint, and, as a result, we have 60 days to respond to the complaint. Our response to the complaint is due on January 4, 2016. The government has the option to intervene in an FCA case and take over the prosecution if it concludes that the claims have merit. As of the date hereof, the Department of Justice has not chosen to intervene in this case, and we continue to cooperate with the Department of Justice in its investigation.

We maintain rigorous policies and procedures to promote compliance with the FCA and other regulatory requirements and intend to vigorously defend this lawsuit. However, we cannot predict when the Department of Justice’s investigation or this litigation will be resolved, the outcome of the investigation or this litigation, or the potential impact of either on us.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2015 filed with the SEC on August 27, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report, and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:

We currently are involved in litigation, and may face future claims, that could adversely affect our business and financial results, divert management’s attention from our business, and subject us to significant liabilities.

As discussed elsewhere in this Report, on May 8, 2014, we received a letter from the U.S. Attorney’s Office for the Western District of North Carolina (the “Department of Justice”) stating that it is investigating the Company to determine whether we had violated the False Claims Act (“FCA”), and on July 8, 2015, the complaint underlying the Department of Justice’s investigation was unsealed. On November 2, 2015, we agreed to waive service of the complaint, and, as a result, we have 60 days to respond to the complaint. Our response to the complaint is due on January 4, 2016. We cannot predict when the Department of Justice’s investigation or this litigation will be resolved, the outcome of the investigation or this litigation, or the potential impact of either on us.

Additionally, the market price of our common stock recently has been subject to significant fluctuations, and several law firms have issued press releases announcing the commencement of investigations on behalf of our investors regarding possible violations of federal securities laws by us and our directors and officers and breaches of fiduciary duties by our directors and officers. These press releases could lead to the filing of lawsuits against us and our directors and officers.

Litigation is expensive and could divert management’s attention and resources from our primary business, which could adversely affect our operating results. Any adverse determination in any such litigation or any settlements of such actual or threatened litigation could require us to make significant payments or require us to take, or refrain from taking, actions, either of which could negatively affect our operations or financial condition. Any litigation initiated against us and any adverse determinations in such litigation could have a material impact on how investors view our company and result in a decline in our stock price.

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

The amount of restricted stock granted to each executive officer is based upon the target equity grant for each executive officer divided by the closing price per share of the Company’s common stock on August 10, 2015; however, the restricted stock grants that vest based on revenue growth and total stockholder return provide the executive officer the opportunity to earn up to 200% of the target number of shares if performance goals are satisfied, and the grants set forth above represent such maximum amount and any shares not earned will be forfeited upon confirmation of performance achievement. Target equity grants as a percentage of base salary are 350% for the President and Chief Executive Officer, 225% for the Chief Financial Officer, 175% for the Chief Operating Officer and Chief Healthcare Policy Officer, and 125% for the Senior Vice President of Quality and Operations. The restricted stock grants under the column above titled (i) “Time-Based” will vest in equal installments of 1/3 on each of the first three anniversaries of August 13, 2015; (ii) “Revenue Growth” will vest based on the Company’s revenue growth versus the Company's peer group; and (iii) “Stockholder Return” will vest based on the Company’s total stockholder return versus the Company's peer group.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2015		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin
David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1
Fiscal Year 2016 Executive Officer Base Salaries (previously filed with the SEC as Exhibit 10.10 to and incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

10.2
Fiscal 2016 Executive Officer Bonus Plan and Equity Compensation (previously filed with the SEC as Exhibit 10.11 to and incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

10.3
Fiscal Year 2016 Director Compensation Arrangements (previously filed with the SEC as Exhibit 10.12 to and incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.