Form 10-Q
period 2016-03-31
Cardiovascular Systems Inc
filed 2016-05-06
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2016 was: Common Stock, $0.001 par value per share, 32,673,703 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$62,174	$83,842
Accounts receivable, net	23,048	30,830
Inventories	18,226	13,966
Marketable securities	1,909	1,876
Prepaid expenses and other current assets	1,388	3,380
Total current assets	106,745	133,894
Property and equipment, net	33,224	32,883
Patents, net	4,952	4,511
Other assets	88	40
Total assets	$145,009	$171,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,338	$9,763
Accrued expenses	26,649	20,125
Total current liabilities	34,987	29,888
Long-term liabilities
Other liabilities	8,251	2,005
Total liabilities	43,238	31,893
Commitments and contingencies	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2016 and June 30, 2015; issued and outstanding 32,684,195 at March 31, 2016 and 31,898,124 at June 30, 2015, respectively	33	32
Additional paid in capital	424,178	410,700
Accumulated other comprehensive income	86	90
Accumulated deficit	(322,526)	(271,387)
Total stockholders’ equity	101,771	139,435
Total liabilities and stockholders’ equity	$145,009	$171,328
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues	$44,461	$47,004	$129,724	$133,090
Cost of goods sold	8,725	10,416	25,567	28,647
Gross profit	35,736	36,588	104,157	104,443
Expenses:
Selling, general and administrative	42,338	39,453	124,991	105,513
Research and development	5,748	7,777	19,895	23,014
Restructuring	2,376	—	2,376	—
Legal settlement	8,000	—	8,000	—
Total expenses	58,462	47,230	155,262	128,527
Loss from operations	(22,726)	(10,642)	(51,105)	(24,084)
Interest and other, net	10	(14)	(35)	(69)
Net loss	$(22,716)	$(10,656)	$(51,140)	$(24,153)

Net loss per common share:
Basic and diluted	$(0.69)	$(0.34)	$(1.57)	$(0.77)

Weighted average common shares used in computation:
Basic and diluted	32,711,341	31,644,522	32,491,271	31,479,803
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(22,716)	$(10,656)	$(51,140)	$(24,153)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	37	105	(5)	105
Comprehensive loss	$(22,679)	$(10,551)	$(51,145)	$(24,048)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(51,140)	$(24,153)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	2,728	1,292
Amortization and write-off of patents	215	146
Provision for doubtful accounts	600	1,021
Loss on disposal of property and equipment	8	99
Stock-based compensation	10,392	11,039
Changes in assets and liabilities
Accounts receivable	7,532	(10,858)
Inventories	(4,260)	(329)
Prepaid expenses and other assets	2,354	166
Accounts payable	(1,400)	826
Accrued expenses and other liabilities	12,771	5,666
Net cash used in operating activities	(20,200)	(15,085)
Cash flows from investing activities
Expenditures for property and equipment	(3,245)	(16,593)
Issuance of convertible note receivable	(350)	—
Purchases of marketable securities	(37)	(2,094)
Sales of marketable securities	—	365
Costs incurred in connection with patents	(512)	(634)
Net cash used in investing activities	(4,144)	(18,956)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,670	1,360
Exercise of stock options	1,006	1,974
Payments on debt	—	(2,400)
Net cash provided by financing activities	2,676	934
Net change in cash and cash equivalents	(21,668)	(33,107)
Cash and cash equivalents
Beginning of period	83,842	126,592
End of period	$62,174	$93,485

Noncash investing activities
Property and equipment included in accounts payable	$—	$1,860
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2016 and 2015)
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

The Company develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease (“PAD”) products, the Stealth 360°® Peripheral Orbital Atherectomy System (“OAS”), and the Diamondback 360® Peripheral OAS, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee, and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin.

In October 2013, the Company received premarket approval from the United States Food and Drug Administration to market the Diamondback 360® Coronary OAS as a treatment for severely calcified coronary arteries.

The Company is currently selling only in the United States and evaluating options for international expansion to maximize the coronary and peripheral market opportunities.

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

Prior Year Revision

During the fourth quarter of fiscal 2015, the Company evaluated the presentation of its accounts payable and accrued expenses line items on the consolidated balance sheet and determined that a reclassification of amounts from accounts payable to accrued expenses would provide a more meaningful presentation. There were no changes to total current liabilities and net cash used in operations as a result of these reclassifications. The Company reclassified $4,917 from accounts payable to accrued expenses as of March 31, 2015. In addition, the Company reclassified the changes in accounts payable and accrued expenses in the operating activities section of the consolidated statement of cash flows by $1,921 for the nine months ended March 31, 2015. The Company has concluded that these reclassifications are not material.

During the fourth quarter of fiscal 2015, the Company reclassified a $99 loss on disposal of assets during the three months ended March 31, 2015 from other expense to selling, general and administrative expenses on the consolidated statement of operations. There were no changes to net income. The Company has concluded that this reclassification is not material.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the new lease guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation.” The guidance simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, classification on the statement of cash flows, forfeitures, statutory withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and transition requirements vary based on the amendments adopted. The Company is currently evaluating the impact of the stock compensation guidance on its financial statements.

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2016	2015
Accounts receivable	$24,652	$32,267
Less: Allowance for doubtful accounts	(1,604)	(1,437)
Total Accounts receivable	$23,048	$30,830

Inventories, Net

Inventories consist of the following:

	March 31,	June 30,
	2016	2015
Raw materials	$7,648	$7,292
Work in process	917	1,108
Finished goods	9,661	5,566
Total Inventories	$18,226	$13,966

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2016	2015
Land	$500	$500
Building	22,575	22,468
Equipment	13,072	11,745
Furniture	2,697	2,581
Leasehold improvements	87	110
Construction in progress	2,626	1,218
	41,557	38,622
Less: Accumulated depreciation	(8,333)	(5,739)
Total Property and equipment, net	$33,224	$32,883

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2016	2015
Salaries and bonus	$3,683	$3,961
Commissions	7,626	5,387
Vacation	3,368	3,770
Excise, sales and other taxes	3,386	3,217
Clinical studies	1,736	2,446
Legal settlement	3,000	—
Restructuring	2,369	—
Other accrued expenses	1,481	1,344
Total Accrued expenses	$26,649	$20,125

Restructuring

On March 31, 2016, the Company announced a restructuring to reduce costs as a key part of its plan to balance revenue growth with a pathway to profitability and positive cash flow. As a result, the Company recorded a restructuring expense of $2,376 during the three months ended March 31, 2016 which was comprised of severance and other employee related costs.

The Company and its Chief Healthcare Policy Officer, Robert Thatcher, agreed that Mr. Thatcher’s employment with the Company will end, effective May 25, 2016. The Company expects to enter into a Separation Agreement with Mr. Thatcher that will provide Mr. Thatcher with benefits consistent with the Company’s Amended and Restated Executive Officer Severance Plan (the “Executive Severance Plan”). In addition, Mr. Thatcher and his family members will be eligible for early retiree medical benefits pursuant to the terms and conditions of the Company's group health plan. Consistent with the Severance Plan, the vesting of 7,996 shares of Mr. Thatcher’s time-based restricted stock that would have otherwise vested within the 12 month period following May 25, 2016 will be accelerated, and up to 30,624 shares of Mr. Thatcher’s performance-based restricted stock that would have otherwise vested within the 12 month period following May 25, 2016 will vest, provided, and only to the extent, if any, that the performance criteria for such shares is met, as determined by the Company in or around August or September 2016. Additionally, Mr. Thatcher’s outstanding vested stock options will remain exercisable through the applicable award expiration dates. The foregoing terms are subject to the finalization of a definitive Separation Agreement, the terms of which the Company will disclose following execution of the Separation Agreement by the parties.

The Company anticipates that $2,369 of the restructuring accrual, which includes previously accrued vacation and bonus, will be paid within the next twelve months and is therefore recorded in accrued expenses on the consolidated balance sheet. Estimated payments of $270, representing the long-term portion of Mr. Thatcher's benefits, are recorded in other liabilities on the consolidated balance sheet.

CEO Departure

On February 29, 2016, the Company announced that David L. Martin resigned from his positions as President and Chief Executive Officer of the Company and as a director of the Company, effective February 26, 2016. The Company and Mr. Martin entered into a Separation Agreement in accordance with the Executive Severance Plan. In addition, Mr. Martin and his family members were eligible for early retiree medical benefits pursuant to the terms and conditions of the Company's group health plan. Any benefits payable to Mr. Martin under the Company’s Deferred Compensation Plan will be paid pursuant to the terms of such plan. The Separation Agreement terms also accelerated the vesting of 27,140 shares of time-based restricted stock that would have otherwise vested within the 12 month period following February 26, 2016 and provide for the vesting of up to 112,072 shares of performance-based restricted stock that would have otherwise vested within the 12 month period following February 26, 2016, provided, and only to the extent, if any, that the performance criteria for such shares is met as determined by the Company in or around August or September 2016. Additionally, Mr. Martin’s outstanding vested stock options will remain exercisable through the applicable award expiration date.

The total expense related to Mr. Martin's departure was $2,030 and was recorded in selling, general and administrative expenses for the three months ended March 31, 2016, which includes a non-cash stock modification expense of $190. Approximately $911 of the package benefits, including previously accrued bonus expense, is recorded in accrued expenses and $971 is recorded in other liabilities on the consolidated balance sheet, representing the long-term portion of Mr. Martin's benefits.

Other Liabilities

Other liabilities consist of the following:

	March 31,	June 30,
	2016	2015
Legal settlement	$5,000	$—
Deferred compensation	1,902	1,876
Other liabilities	1,349	129
Total Other liabilities	$8,251	$2,005

4. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants. As of March 31, 2016, $1,902 is classified as long-term and is included in other liabilities on the consolidated balance sheet. In connection with the departure of Mr. Martin, discussed above, $6 of his deferred compensation plan balance is payable seven months after his employment ended and is therefore included in accrued expenses on the consolidated balance sheet as of March 31, 2016.

Beginning in August 2014, the Company acquired available-for-sale marketable securities under the deferred compensation plan. These available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments.

Investments consisted of the following:

	As of March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$1,823	$85	$—	$1,908
Total short-term investments	$1,823	$85	$—	$1,908

	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$1,786	$90	$—	$1,876
Total short-term investments	$1,786	$90	$—	$1,876

During the nine months ended March 31, 2016 and 2015, there were $37 and $2,094, respectively, in purchases of available-for-sale securities. There were no sales or other-than-temporary impairments during the nine months ended March 31, 2016. During the nine months ended March 31, 2015, there was $365 of sales and no other-than-temporary impairment.

The following table provides information by level for the Company's available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2016 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$1,908	$1,297	$611	$—
Total short-term investments	$1,908	$1,297	$611	$—

		Fair Value Measurements as of June 30, 2015 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$1,876	$1,275	$601	$—
Total short-term investments	$1,876	$1,275	$601	$—

The Company's marketable securities classified within Level 1 are valued primarily using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2016. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of March 31, 2016, all outstanding options were fully vested.

Stock option activity for the nine months ended March 31, 2016 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2015	699,872	$10.32
Options exercised	(87,817)	$11.46
Options forfeited or expired	(5,176)	$12.37
Options outstanding at March 31, 2016	606,879	$10.14

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

Restricted stock award activity for the nine months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2015	995,323	$21.31
Restricted stock awards granted (1)	813,099	$21.06
Restricted stock awards forfeited	(250,333)	$25.85
Restricted stock awards vested	(529,227)	$23.40
Restricted stock awards outstanding at March 31, 2016	1,028,862	$23.24
(1) Includes both time-based and performance-based restricted stock awards.

6. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and office space and equipment under various lease agreements that expire at various dates through March 2020. Rental expenses were $140 and $554 for the three months ended March 31, 2016 and 2015, respectively, and $781 and $1,351 for the nine months ended March 31, 2016 and 2015, respectively. The decrease in rent expense relates to the completion of construction of the Company's new headquarters, which replaced space previously leased by the Company.

Future minimum lease payments under the agreements as of March 31, 2016 are as follows:

Three months ended June 30, 2016	$157
Fiscal 2017	589
Fiscal 2018	523
Fiscal 2019	471
Fiscal 2020	353
$2,093

Legal Settlement

On May 8, 2014, the Company received a letter from the U.S. Attorney’s Office for the Western District of North Carolina (the “Department of Justice”) stating that it is investigating the Company to determine whether it had violated the False Claims Act (“FCA”), and on July 8, 2015, the complaint underlying the Department of Justice’s investigation, which was filed by Travis Thams (the “relator”), was unsealed. On December 14, 2015, the United States District Court for the Western District of North Carolina, Charlotte Division (the “Court”), granted the Company’s motion to extend the time to file a response to the complaint to March 25, 2016.

On March 16, 2016, the Company, along with the relator and with affirmative support from the United States, filed a consent motion to stay or extend the Company’s time to respond to the complaint. In that Consent Motion, the Department of Justice and the Company stated that they had reached an agreement in principle to settle the FCA claims in the action and that additional time is needed to negotiate, execute and obtain approvals of all of the parties to the settlement documents. On March 18, 2016, the Court granted the consent motion to stay the action, up to and until May 15, 2016.

The agreement in principle provides that the Company will make estimated payments totaling $8,000 over a three-year period to the United States government, which does not include the Company’s share of the relator's counsel fees and expenses. If a settlement agreement is consummated, the Company expects that a stipulation of dismissal will be filed resolving the FCA claims in the action. The Company has recorded $3,000 of the estimated settlement in accrued expenses and $5,000 in other liabilities on the consolidated balance sheet. During the three months ended March 31, 2016, the Company recorded approximately $505 in legal fees in selling, general and administrative expense related to the Department of Justice investigation.

The agreement in principle is subject to the negotiation of definitive documentation, and there can be no assurance that the Company, the government and the relator will agree on the definitive documentation within the stay period on the terms of the agreement in principle, or at all.

Stockholder Litigation

On February 12, 2016, a stockholder purporting to represent a class of persons who purchased securities of the Company between September 12, 2011 and January 21, 2016 filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California, Paradis v. Cardiovascular Systems, Inc., et al., 2:16-cv-01011 (C.D. Cal.). The lawsuit alleges that the Company made materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operational and financial performance, in violation of federal securities laws, relating to (1) alleged kickbacks to health care providers, (2) alleged off-label promotion of medical devices, and (3) alleged violations of the Food and Drug Administration’s laws and regulations in connection with the Company’s medical devices. On March 4, 2016, a second stockholder filed a similar lawsuit against the Company and certain of its officers in the United States District Court for the District of Minnesota, Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.). The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation.

On April 12, 2016, four motions for appointment as lead plaintiff were filed in the Paradis action and three of the four proposed plaintiffs also filed a motion for appointment as lead plaintiff in the Shoemaker action.

On April 26, 2016, the Paradis action was voluntarily dismissed by plaintiffs in favor of the Shoemaker action. That same day, the Shoemaker court entered an order appointing the City of Miami Fire Fighters’ & Police Officers’ Retirement Trust and the County Retirement Systems as Co-Lead Plaintiffs for representing the putative class.

The Company believes that this lawsuit is without merit and intends to defend itself vigorously. The Company cannot at this time determine the likelihood of any outcome or the potential impact on the Company.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2016 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

7. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator
Net loss	$(22,716)	$(10,656)	$(51,140)	$(24,153)
Denominator
Weighted average common shares – basic	32,711,341	31,644,522	32,491,271	31,479,803
Effect of dilutive stock options(a)(b)	—	—	—	—
Weighted average common shares outstanding – diluted	32,711,341	31,644,522	32,491,271	31,479,803
Net loss per common share — basic and diluted	$(0.69)	$(0.34)	$(1.57)	$(0.77)

(a)
At March 31, 2016 and 2015, 606,879 and 720,233 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(b)
At March 31, 2016 and 2015, 305,031 and 337,303 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

OVERVIEW

We are a medical device company focused on developing and commercializing innovative solutions for vascular and coronary disease. Our peripheral arterial disease (“PAD”) products, the Stealth 360°® Peripheral Orbital Atherectomy System (“OAS”)(the “Stealth 360”) and the Diamondback 360® Peripheral OAS (the “Diamondback 360 Peripheral”), are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin. We refer to the Stealth 360, Diamondback 360 Peripheral, Diamondback 360 60cm Peripheral OAS, and Diamondback 360 4 French 1.25 Peripheral OAS collectively in this report as the “PAD Systems.”

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

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009, which we no longer market, and the Stealth 360 in March 2011. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014, and in April 2015, we received 510(k) clearance of the Diamondback 360 4 French 1.25 Peripheral OAS. We market the PAD Systems in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. We assemble at our facilities the saline infusion pump and the single-use catheter used in the PAD Systems with components purchased from third-party suppliers, as well as with components manufactured in-house. We purchase ancillary products from third-party suppliers.

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

As of March 31, 2016, we had an accumulated deficit of $322.5 million. We generally expect our losses to decline as revenues grow. To date, we have financed our operations primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the nine months ended March 31, 2016.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$44,461	$47,004	(5.4)%	$129,724	$133,090	(2.5)%
Cost of goods sold	8,725	10,416	(16.2)	25,567	28,647	(10.8)
Gross profit	35,736	36,588	(2.3)	104,157	104,443	(0.3)
Expenses:
Selling, general and administrative	42,338	39,453	7.3	124,991	105,513	18.5
Research and development	5,748	7,777	(26.1)	19,895	23,014	(13.6)
Restructuring	2,376	—	100.0	2,376	—	100.0
Legal settlement	8,000	—	100.0	8,000	—	100.0
Total expenses	58,462	47,230	23.8	155,262	128,527	20.8
Loss from operations	(22,726)	(10,642)	113.6	(51,105)	(24,084)	112.2
Interest and other, net	10	(14)	(171.4)	(35)	(69)	(49.3)
Net loss	$(22,716)	$(10,656)	113.2	$(51,140)	$(24,153)	111.7

Comparison of Three Months Ended March 31, 2016 with Three Months Ended March 31, 2015

Net revenues. Net revenues decreased by $2.5 million, or 5.4%, from $47.0 million for the three months ended March 31, 2015 to $44.5 million for the three months ended March 31, 2016. This decrease was primarily attributable to lower sales of our PAD Systems, which decreased approximately $3.3 million, or 9.5%, due to 7.8% fewer devices sold in the three months ended March 31, 2016 than during the three months ended March 31, 2015, primarily resulting from challenges associated with the expansion of our sales force and the transition to a dual-franchise (peripheral and coronary) sales organization. In addition, revenues decreased $1.9 million due to the expiration in June 2015 of our exclusive distribution agreement with Asahi to market its peripheral guidewire line in the United States. Partially offsetting the decreases in PAD Systems were sales of our CAD System, which increased $2.2 million, or 29.6%, reflecting a 29.7% increase in the number of devices sold. Other CAD product revenue increased by $210,000, or 46.4%, primarily driven by increased sales of our CAD System, which the other CAD products support.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Europe and Japan. In November 2014, we received CE Mark for the Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize products in Europe. We expect our revenue in the fourth quarter of fiscal 2016 to increase from the three months ended March 31, 2016, due primarily to the continued stabilization of our sales force. Implementation of our dual-franchise sales strategy, including the development and maturation of our sales representatives, is progressing, and we expect this progress to continue to favorably impact revenue.

Cost of Goods Sold. Cost of goods sold decreased $1.7 million, or 16.2%, from $10.4 million for the three months ended March 31, 2015 to $8.7 million for the three months ended March 31, 2016. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended March 31, 2016 and 2015 includes $221,000 and $287,000, respectively, for stock-based compensation. The decrease in cost of goods sold was primarily due to decreased sales levels, as well as lower costs per unit from higher production volumes and manufacturing efficiencies. Gross margin increased to 80.4% for the three months ended March 31, 2016 from 77.8% for the three months ended March 31, 2015 due to lower costs per unit, as discussed above. We expect that gross margin in the fourth quarter of fiscal 2016 will be comparable to gross margin in the three months ended March 31, 2016. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $2.8 million, or 7.3%, from $39.5 million for the three months ended March 31, 2015 to $42.3 million for the three months ended March 31, 2016. The increase was due primarily to costs of $2.0 million associated with the departure of our former Chief Executive Officer (“CEO”) during the three months ended March 31, 2016. The remaining increase is related to the expansion of our sales and administrative organizations, partially offset by a reduction in medical device excise tax expense of $711,000 due to the suspension of the tax effective January 1, 2016. Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 includes $2.5 million and $3.3 million, respectively, for stock-based compensation, which decreased due to lower expected performance based restricted stock awards. We expect our selling, general and administrative expenses in the fourth quarter of fiscal 2016 to decrease as compared to amounts incurred for the three months ended March 31, 2016 as a result of cost reduction initiatives and no additional expenses related to the departure of our former Chief Executive Officer.

Research and Development Expenses. Research and development expenses decreased by $2.1 million, or 26.1%, from $7.8 million for the three months ended March 31, 2015 to $5.7 million for the three months ended March 31, 2016. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies. Research and development expenses for the three months ended March 31, 2016 and 2015 include $406,000 and $407,000, respectively, for stock-based compensation. For the fourth quarter of fiscal 2016, we generally expect to incur quarterly research and development expenses slightly higher than amounts incurred for the three months ended March 31, 2016 due to the timing of projects and studies. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Restructuring Charges. During the quarter ended March 31, 2016, we announced a broad-based restructuring to reduce costs as a key part of our plan to balance revenue growth with a pathway to profitability and positive cash flow. As a result, we recorded a restructuring expense of $2.4 million during the three months ended March 31, 2016 which was comprised of severance and other employee related costs.

Legal Settlement. On May 8, 2014, we received a letter from the U.S. Attorney’s Office for the Western District of North Carolina (the “Department of Justice”) stating that it is investigating us to determine whether we had violated the False Claims Act (“FCA”), and on July 8, 2015, the complaint underlying the Department of Justice’s investigation, which was filed by Travis Thams (the “relator”), was unsealed. On March 16, 2016, we, along with the relator and with affirmative support from the United States, filed a consent motion to stay or extend our time to respond to the complaint. In that Consent Motion, we and the Department of Justice stated that we had reached an agreement in principle to settle the FCA claims in the action and that additional time is needed to negotiate, execute and obtain approvals of all of the parties to the settlement documents. On March 18, 2016, the Court granted the consent motion to stay the action, up to and until May 15, 2016.

The agreement in principle provides that we will make estimated payments totaling $8.0 million over a three-year period to the United States government, which does not include our share of the relator's counsel fees and expenses. If a settlement agreement is consummated, we expect that a stipulation of dismissal will be filed resolving the FCA claims in the action.

The agreement in principle is subject to the negotiation of definitive documentation, and there can be no assurance that we, the government and the relator will agree on the definitive documentation within the stay period on the terms of the agreement in principle, or at all. See Note 6 to our Consolidated Financial Statements included in Part 1 of Item I of this Quarterly Report on Form 10-Q for additional discussion.

Comparison of Nine Months Ended March 31, 2016 with Nine Months Ended March 31, 2015

Net revenues. Net revenues decreased by $3.4 million, or 2.5%, from $133.1 million for the nine months ended March 31, 2015 to $129.7 million for the nine months ended March 31, 2016. This decrease was attributable to sales of our PAD Systems, which decreased $6.3 million, or 6.3%, primarily reflecting a 3.5% decrease in the average selling price, as well as a 2.9% decrease in the number of devices sold, primarily resulting from challenges associated with the expansion of our sales force and the transition to a dual-franchise (peripheral and coronary) sales organization. The decrease in revenue was also driven by the expiration in June 2015 of our exclusive distribution agreement with Asahi to market its peripheral guidewire line in the United States, which contributed $5.6 million in revenues during the nine months ended March 31, 2015. Partially offsetting these decreases were sales of our CAD System, which increased approximately $7.4 million, or 41.0%, due to 42.3% more devices sold in the nine months ended March 31, 2016 than during the nine months ended March 31, 2015. Other product revenue, excluding Asahi sales, increased $1.1 million, or 11.8%, primarily driven by increased sales of our CAD System.

Cost of Goods Sold. Cost of goods sold decreased by $3.0 million, or 10.8%, from $28.6 million for the nine months ended March 31, 2015 to $25.6 million for the nine months ended March 31, 2016. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the nine months ended March 31, 2016 and 2015 includes $625,000 and $748,000, respectively, for stock-based compensation. The decrease was primarily due to decreased sales levels, as well as lower costs per unit from higher production volumes and manufacturing efficiencies. Gross margin increased to 80.3% for the nine months ended March 31, 2016 from 78.5% for the nine months ended March 31, 2015 due to lower costs per unit, as discussed above.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $19.5 million, or 18.5%, from $105.5 million for the nine months ended March 31, 2015 to $125.0 million for the nine months ended March 31, 2016. The increase was due primarily to the expansion of our sales and administrative organizations, and $2.0 million expense associated with the departure of our former CEO. Partially offsetting these increases was a reduction in medical device excise tax expense of $726,000 due to the suspension of the tax effective January 1, 2016. Selling, general and administrative expenses for the nine months ended March 31, 2016 and 2015 include $8.5 million and $9.2 million, respectively, for stock-based compensation, which decreased due to lower expected performance based restricted stock awards.

Research and Development Expenses. Research and development expenses decreased by $3.1 million, or 13.6%, from $23.0 million for the nine months ended March 31, 2015 to $19.9 million for the nine months ended March 31, 2016. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs, crown designs, and PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies. Research and development expenses for the nine months ended March 31, 2016 and 2015 include $1.2 million and $1.1 million, respectively, for stock-based compensation.

Restructuring Charges. During the nine ended March 31, 2016, we announced a broad-based restructuring to reduce costs as a key part of our plan to balance revenue growth with a pathway to profitability and positive cash flow. As a result, we recorded a restructuring expense of $2.4 million during the nine months ended March 31, 2016, which was comprised of severance and other employee related costs.

Legal Settlement. As discussed above, legal settlement expenses represent the estimated $8.0 million to be paid to the United States government over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $62.2 million and $83.8 million at March 31, 2016 and June 30, 2015, respectively. During the nine months ended March 31, 2016, net cash used in operations amounted to $20.2 million. As of March 31, 2016, we had an accumulated deficit of $322.5 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $62.2 million at March 31, 2016 and $83.8 million at June 30, 2015. The decrease is primarily attributable to net cash used in operations and investing activities during the nine months ended March 31, 2016.

Operating Activities. Net cash used in operations was $20.2 million and $15.1 million for the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016 and 2015, we had a net loss of $51.1 million and $24.2 million, respectively. Significant changes in working capital during these periods included:

•
Cash provided by (used in) accounts receivable of $7.5 million and $(10.9) million during the nine months ended March 31, 2016 and 2015, respectively, was primarily due to the amount and timing of revenue during the nine months ended March 31, 2016 and 2015.

•
Cash used in inventories was $4.3 million and $329,000 during the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales. For the nine months ended March 31, 2015, the amount of cash used in inventories was primarily due to higher levels of raw materials for the manufacture of products.

•
Cash provided by prepaid expenses and other current assets was $2.4 million and $166,000 during the nine months ended March 31, 2016 and 2015, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash (used in) provided by accounts payable was $(1.4) million and $826,000 during the nine months ended March 31, 2016 and 2015, respectively, due to the amount and timing of purchases and vendor payments.

•
The change in accrued expenses and other liabilities was $12.8 million and $5.7 million during the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016, the change in accrued expenses was primarily due to the restructuring accrual, benefits related to the former CEO's departure, and the estimated Department of Justice settlement. For the nine months ended March 31, 2015, the change in accrued expenses and other liabilities was primarily due to the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $4.1 million and $19.0 million for the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016, cash was used primarily for the purchase of property and equipment and patents, and for the issuance of a convertible note receivable. Cash used during the nine months ended March 31, 2015 related to the construction of our new headquarters and the related equipment purchases, as well as purchases of available-for-sale marketable securities for the deferred compensation plans.

Financing Activities. Net cash provided by financing activities was $2.7 million and $934,000 for the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016, cash provided by financing activities was due to proceeds from employee stock purchases of $1.7 million and proceeds from the exercise of stock options of $1.0 million. For the nine months ended March 31, 2015, cash provided by financing activities was due to proceeds from the exercise of stock options of $2.0 million and proceeds from employee stock purchases of $1.4 million, partially offset by payments on debt of $2.4 million.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of businesses, technologies and products), and the existence, defense and resolution of legal proceedings, including the Department of Justice investigation and related litigation. As of March 31, 2016, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement and payments related to our restructuring and departure of our former CEO. We also believe we have the potential ability to finance our new Minnesota facility and debt capacity, which could further supplement funds if warranted. We intend to retain any future earnings to support operations and to finance the growth and development of our business and we do not anticipate paying any dividends in the foreseeable future.

Legal Settlement

On May 8, 2014, we received a letter from the Department of Justice stating that it is investigating us to determine whether we had violated the FCA, and on July 8, 2015, the complaint underlying the Department of Justice’s investigation, which was filed by the relator, was unsealed. On March 16, 2016, we, along with the relator and with affirmative support from the United States, filed a consent motion to stay or extend the Company’s time to respond to the complaint. In that Consent Motion, the Department of Justice and the Company stated that we had reached an agreement in principle to settle the FCA claims in the action and that additional time is needed to negotiate, execute and obtain approvals of all of the parties to the settlement documents. On March 18, 2016, the Court granted the consent motion to stay the action, up to and until May 15, 2016.

The agreement in principle provides that we will make estimated payments totaling $8.0 million over a three-year period to the United States government, which does not include our share of the relator's counsel fees and expenses. If a settlement agreement is consummated, we expect that a stipulation of dismissal will be filed resolving the FCA claims in the action. The agreement in principle is subject to the negotiation of definitive documentation, and there can be no assurance that we, the government and the relator will agree on the definitive documentation within the stay period on the terms of the agreement in principle, or at all. We anticipate that $3.0 million of the estimated settlement will be paid over the next twelve months and $5.0 million will be payable in subsequent periods.

Restructuring

On March 31, 2016, we announced a broad-based restructuring to reduce costs as a key part of our plan to balance revenue growth with a pathway to profitability and positive cash flow. As a result, we recorded a restructuring expense of $2.4 million during the three months ended March 31, 2016, which was comprised of severance and other employee related costs. We anticipate payments of approximately $2.1 million over the next twelve months and estimated payments of $270,000 payable in subsequent periods. See Note 3 to our Consolidated Financial Statements included in Part 1 of Item I of this Quarterly Report on Form 10-Q for additional discussion.

CEO Departure

On February 29, 2016, we announced that David L. Martin resigned from his positions as President and Chief Executive Officer of the Company and as a director of the Company, effective February 26, 2016. We and Mr. Martin entered into a Separation Agreement which results in payments of approximately $869,000 that will be paid within the next twelve months and estimated payments of $971,000 primarily payable in the subsequent twelve months. See Note 3 to our Consolidated Financial Statements included in Part 1 of Item I of this Quarterly Report on Form 10-Q for additional discussion.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2016	2015
Loss from operations	$(51,105)	$(24,084)
Add: Stock-based compensation	10,392	11,039
Add: Depreciation and amortization	2,900	1,417
Adjusted EBITDA	$(37,813)	$(11,628)

Adjusted EBITDA declined as compared to the prior year period due to the higher loss from operations, as well as lower stock based compensation related to lower expected results for performance based restricted stock awards. These were partially offset by increased depreciation due to the completion of our new headquarters in March 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Customers With Contracts.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was originally to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption was not to be permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year and allow early adoption for all entities but not before the original public entity effective date. We are currently evaluating the impact of the amended revenue recognition guidance on our financial statements upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the new lease guidance on our financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation.” The guidance simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, classification on the statement of cash flows, forfeitures, statutory withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and transition requirements vary based on the amendments adopted. We are currently evaluating the impact of the stock compensation guidance on our financial statements upon adoption.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) our expectations regarding the agreement in principle to resolve the Department of Justice investigation, including the resolution of the claims in the complaint, dismissal of the claims, and finalization of definitive documentation; (ii) our expectations regarding entering into a Separation Agreement with Mr. Thatcher; (iii) our plan to balance revenue growth with a pathway to profitability and positive cash flow; (iv) our expectation that our losses will decline as our revenues grow; (v) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (vi) our expectation of our revenue in the fourth quarter of fiscal 2016; (vii) our expectation that the progress of our dual-franchise sales strategy will continue to favorably impact revenue; (viii) our expectation that gross margin in the fourth quarter of fiscal 2016 will be comparable to gross margin in the three months ended March 31, 2016; (ix) our expectation that selling, general and administrative expenses in the fourth quarter of fiscal 2016 will be below amounts incurred for the three months ended March 31, 2016; (x) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2016 above the amounts incurred for the three months ended March 31, 2016; (xi) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xii) our belief that we have debt capacity and the potential ability to finance our new Minnesota facility, which could further supplement funds if warranted; (xiii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xiv) our dividend expectations; (xv) the anticipated impact of adoption of recent accounting pronouncements on the Company's financial statements; and (xvi) the stockholder litigation.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments in the U.S. and foreign countries; FDA and similar foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement; dependence on market growth; agreements with third parties to sell their products; the experience of physicians regarding the effectiveness and reliability of the PAD and CAD Systems; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our inability to sustain growth in our sales and marketing organization; our ability to manage employee turnover, growth and training; our ability to manage our sales force expansion and dual franchise strategy; our actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; investigations or litigation threatened or initiated against us; our ability to manage costs; the ability of the company to negotiate and agree upon the definitive documentation for settlement of the Department of Justice matter and actions of the court and other governmental entities in connection therewith; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 27, 2015 and subsequent reports on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2016 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Department of Justice Legal Settlement

Refer to Part I, Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended June 30, 2015, as filed with the SEC on August 27, 2015; Part II, Item 1 (Legal Proceedings) of the Company’s Form 10-Q for the three months ended September 30, 2015, as filed with the SEC on November 6, 2015; and Part II, Item 1 (Legal Proceedings) of the Company's Form 10-Q for the six months ended December 31, 2015, as filed with the SEC on February 2, 2016. In addition, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Stockholder Litigation

On February 12, 2016, a stockholder purporting to represent a class of persons who purchased our securities between September 12, 2011 and January 21, 2016 filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California, Paradis v. Cardiovascular Systems, Inc., et al., 2:16-cv-01011 (C.D. Cal.). The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to (1) alleged kickbacks to health care providers, (2) alleged off-label promotion of medical devices, and (3) alleged violations of the Food and Drug Administration’s laws and regulations in connection with our medical devices. On March 4, 2016, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the District of Minnesota, Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.). The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation.

On April 12, 2016, four motions for appointment as lead plaintiff were filed in the Paradis action and three of the four proposed plaintiffs also filed a motion for appointment as lead plaintiff in the Shoemaker action.

On April 26, 2016, the Paradis action was voluntarily dismissed by plaintiffs in favor of the Shoemaker action. That same day, the Shoemaker court entered an order appointing the City of Miami Fire Fighters’ & Police Officers’ Retirement Trust and the County Retirement Systems as Co-Lead Plaintiffs for representing the putative class.

We believe that this lawsuit is without merit and we intend to defend ourself vigorously.

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

We have been named as a defendant in a securities class action lawsuit that could result in substantial costs and divert management’s attention.

On February 12, 2016, a stockholder purporting to represent a class of persons who purchased our securities between September 12, 2011 and January 21, 2016 filed a lawsuit against us and certain of our officers in the United States District Court for the Central District of California, Paradis v. Cardiovascular Systems, Inc., et al., 2:16-cv-01011 (C.D. Cal.). The lawsuit alleges that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to (1) alleged kickbacks to health care providers, (2) alleged off-label promotion of medical devices, and (3) alleged violations of the Food and Drug Administration’s laws and regulations in connection with our medical devices. On March 4, 2016, a second stockholder filed a similar lawsuit against us and certain of our officers in the United States District Court for the District of Minnesota, Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.). The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. On April 12, 2016, four motions for appointment as lead plaintiff were filed in the Paradis action and three of the four proposed plaintiffs also filed a motion for appointment as lead plaintiff in the Shoemaker action. On April 26, 2016, the Paradis action was voluntarily dismissed by plainti ffs in favor of the Shoemaker action. That same day, the Shoemaker court entered an order appointing the City of Miami Fire Fighters’ & Police Officers’ Retirement Trust and the County Retirement Systems as Co-Lead Plaintiffs for representing the putative class. We believe that this lawsuit is without merit and we intend to defend ourself vigorously.

We are not able to predict the ultimate outcome of this lawsuit. It is possible that it could cause us to incur substantial costs and that it could be resolved adversely to us, result in substantial damages, result in or be connected to derivative actions and additional claims, and divert management’s attention and resources, any of which could harm our business. While we maintain director and officer liability insurance, the amount of insurance coverage may not be sufficient to cover this claim and other claims to which we may become subject, and the continued availability of this insurance cannot be assured. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees.

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

Dated: May 6, 2016		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Interim President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1
Separation Agreement, between Cardiovascular Systems, Inc. and David Martin, dated February 26, 2016 (previously filed with the SEC as Exhibit 10.1 to and incorporated by reference from the Company's Current Report on Form 8-K filed February 29, 2016).

10.2*	Amendment No. 1 to Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 17, 2016.

10.3*+	Amendment No. 1 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 17, 2016.

31.1*	Certification of Interim President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.