Form 10-Q
period 2016-12-31
Cardiovascular Systems Inc
filed 2017-02-03
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of January 27, 2017 was: Common Stock, $0.001 par value per share, 32,602,902 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$79,279	$60,638
Accounts receivable, net	25,398	23,128
Inventories	16,169	17,440
Marketable securities	721	684
Prepaid expenses and other current assets	1,382	2,992
Total current assets	122,949	104,882
Property and equipment, net	31,204	32,471
Patents, net	4,503	5,013
Other assets	64	40
Total assets	$158,720	$142,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,616	$8,506
Accrued expenses	24,762	26,993
Total current liabilities	32,378	35,499
Long-term liabilities
Deferred revenue	10,000	—
Other liabilities	4,266	6,010
Total liabilities	46,644	41,509
Commitments and contingencies (see Note 6)	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2016 and June 30, 2016; issued and outstanding 32,582,902 at December 31, 2016 and 32,792,497 at June 30, 2016, respectively	33	33
Additional paid in capital	440,292	428,235
Accumulated other comprehensive income	77	40
Accumulated deficit	(328,326)	(327,411)
Total stockholders’ equity	112,076	100,897
Total liabilities and stockholders’ equity	$158,720	$142,406
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$50,043	$41,392	$99,843	$85,263
Cost of goods sold	9,163	8,071	18,629	16,842
Gross profit	40,880	33,321	81,214	68,421
Expenses:
Selling, general and administrative	33,993	41,258	70,859	82,653
Research and development	5,805	7,206	11,140	14,147
Total expenses	39,798	48,464	81,999	96,800
Income (loss) from operations	1,082	(15,143)	(785)	(28,379)
Other (income) and expense, net	15	(3)	(18)	(1)
Income (loss) before income taxes	1,067	(15,140)	(767)	(28,378)
Provision for income taxes	24	23	48	46
Net income (loss)	$1,043	$(15,163)	$(815)	$(28,424)

Basic earnings per share	$0.03	$(0.47)	$(0.03)	$(0.88)
Diluted earnings per share	$0.03	$(0.47)	$(0.03)	$(0.88)

Basic weighted average shares outstanding	32,189,981	32,553,991	32,060,973	32,382,433
Diluted weighted average shares outstanding	32,804,305	32,553,991	32,060,973	32,382,433
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$1,043	$(15,163)	$(815)	$(28,424)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	16	57	37	(42)
Comprehensive income (loss)	$1,059	$(15,106)	$(778)	$(28,466)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(815)	$(28,424)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	1,940	1,810
Amortization and write-off of patents	831	144
Provision for doubtful accounts	190	525
Stock-based compensation	5,933	7,219
Changes in assets and liabilities
Accounts receivable	(2,460)	4,903
Inventories	1,271	(4,271)
Prepaid expenses and other assets	1,936	2,117
Accounts payable	(1,028)	(1,086)
Accrued expenses and other liabilities	(3,976)	(492)
Deferred revenue	10,000	—
Net cash provided by (used in) operating activities	13,822	(17,555)
Cash flows from investing activities
Purchases of property and equipment	(481)	(2,792)
Issuance of convertible note receivable	—	(350)
Purchases of marketable securities	—	(37)
Costs incurred in connection with patents	(375)	(455)
Net cash used in investing activities	(856)	(3,634)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,400	1,670
Exercise of stock options	4,275	1,006
Net cash provided by financing activities	5,675	2,676
Net change in cash and cash equivalents	18,641	(18,513)
Cash and cash equivalents
Beginning of period	60,638	83,842
End of period	$79,279	$65,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three and Six Months Ended December 31, 2016 and 2015)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company”) develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) and the Stealth 360°® Peripheral OAS, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee, and address many of the limitations associated with other surgical, catheter and pharmacological treatment alternatives. These devices use small access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in a variety of vessel sizes, including the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin.

In October 2013, the Company received premarket approval from the United States Food and Drug Administration to market the Diamondback 360® Coronary OAS as a treatment for severely calcified coronary arteries.

The Company is currently selling only in the United States. In June 2016, the Company submitted an application to Japan’s Pharmaceuticals and Medical Devices Agency for approval of its Diamondback 360® Coronary OAS Micro Crown. Pending approval, Japan would become the first international market for any of the Company’s products. In November 2016, the Company signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell its Diamondback 360® Coronary and Peripheral OAS in Japan. The Company is currently evaluating options for additional international expansion to maximize the coronary and peripheral market opportunities.

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

Revenue Recognition

The Company sells its products almost exclusively via direct shipment to hospitals or clinics. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company records estimated sales returns, discounts and rebates as a reduction of net sales.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts with Customers.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption was not to be permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year and allow early adoption for all entities but not before the original public entity effective date. The guidance is effective for the Company on July 1, 2018. The Company is evaluating the impact of the amended revenue recognition guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must also provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The guidance is effective for the Company as of June 30, 2017. The Company does not anticipate a material impact on its financial statements upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The guidance requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. ASU 2015-11 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. The guidance is effective for the Company on July 1, 2017. The Company does not anticipate a material impact on its financial statements upon adoption.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and can be applied either prospectively or retrospectively. Early adoption is permitted. The guidance is effective for the Company on July 1, 2017. The Company is currently evaluating the impact of the deferred tax guidance on its financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. Early adoption is permitted. The guidance is effective for the Company on July 1, 2019. The Company is currently evaluating the impact of the new lease guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation.” The guidance simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, classification on the statement of cash flows, forfeitures, and statutory withholding requirements. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and transition requirements vary based on the amendments adopted. The guidance is effective for the Company on July 1, 2017. The Company is currently evaluating the impact of the stock compensation guidance on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The guidance is effective for the Company on July 1, 2020. The Company is currently assessing the impact of the credit loss guidance on its financial statements.

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2016	2016
Accounts receivable	$26,173	$23,840
Less: Allowance for doubtful accounts	(775)	(712)
Accounts receivable, net	$25,398	$23,128

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2016	2016
Raw materials	$6,992	$7,439
Work in process	614	1,142
Finished goods	8,563	8,859
Inventories	$16,169	$17,440

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2016	2016
Land	$500	$500
Building	22,575	22,575
Equipment	15,638	14,141
Furniture	2,709	2,709
Leasehold improvements	86	86
Construction in progress	709	1,533
	42,217	41,544
Less: Accumulated depreciation	(11,013)	(9,073)
Property and equipment, net	$31,204	$32,471

On December 29, 2016, the Company entered into a Purchase and Sale Agreement, and on February 2, 2017, the Company entered into the First Amendment to Purchase and Sale Agreement (collectively, the “Sale Agreement”) with Krishna Holdings, LLC (the “Buyer”), providing for the sale to Buyer of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”), for an approximate cash purchase price of $21,500. Under the Sale Agreement, the Company has agreed, concurrently with the closing of the sale of the Facility, to enter into a Lease Agreement (the “Lease Agreement”) with Buyer or an affiliate of Buyer, pursuant to which the Company will lease the Facility. The Lease Agreement will have an initial term of fifteen years, with four consecutive renewal options of five years each, with a base annual rent in the first year of $1,638 and annual escalations of 3%. The closing of the sale of the Facility under the Sale Agreement is subject to completion of due diligence by Buyer and certain customary closing conditions. The Sale Agreement and the First Amendment to the Sale Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2016	2016
Salaries and bonus	$6,076	$4,305
Commissions	6,824	7,788
Accrued vacation	3,414	3,498
Accrued excise, sales and other taxes	3,509	3,372
Clinical studies	952	1,757
Legal settlement	1,775	3,872
Restructuring	613	1,337
Other accrued expenses	1,599	1,064
Total Accrued expenses	$24,762	$26,993

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

The following table provides information regarding the restructuring accrual:

Severance
Restructuring accrual at June 30, 2016	$1,521
Cash payments	(878)
Restructuring accrual at December 31, 2016	$643

The Company anticipates that $613 of the restructuring accrual at December 31, 2016 will be paid within the next twelve months and is therefore recorded in accrued expenses on the consolidated balance sheet. Estimated payments of $30 are recorded in other liabilities on the consolidated balance sheet. The Company does not anticipate additional restructuring costs in the near-term future.

CEO Departure

On February 29, 2016, the Company’s former Chief Executive Officer (“CEO”) resigned from his positions as President and CEO of the Company and as a director of the Company. The Company and the former CEO entered into a Separation Agreement with benefits consistent with the Company’s Amended and Restated Executive Officer Severance Plan. The total expense related to the former CEO’s departure was $1,507 and was recorded in selling, general and administrative expenses for the year ended June 30, 2016. As of December 31, 2016, $701 of the package benefits is recorded in accrued expenses (included in salaries and bonus in the table above) and $76 is recorded in other liabilities (included in accrued severance in the table below) on the consolidated balance sheet, representing the long-term portion of the former CEO’s benefits.

Other Liabilities

Other non-current liabilities consist of the following:

	December 31,	June 30,
	2016	2016
Legal settlement	3,225	4,128
Deferred compensation	368	684
Accrued severance	105	610
Other liabilities	568	588
Total Other liabilities	$4,266	$6,010

Deferred Revenue

In November 2016, the Company signed an exclusive distribution agreement with Medikit to sell its Diamondback 360® Coronary and Peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is refundable based on the occurrence of certain events during the term of the agreement. The Company has classified the upfront payment as long-term based on its expectation of when revenue will be recognized which the Company is currently evaluating.

4. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants. As of December 31, 2016, $353 of the amount payable is included in accrued liabilities and $368 is included in other liabilities on the consolidated balance sheet. Future distribution dates are July 1, 2017 and January 1, 2020.

The available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments and consist of the following:

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$644	$77	$—	$721
Total short-term investments	$644	$77	$—	$721

	As of June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$644	$40	$—	$684
Total short-term investments	$644	$40	$—	$684

During the six months ended December 31, 2016 and 2015, there were $0 and $37, respectively, in purchases of available-for-sale securities. There were no sales or other-than-temporary impairments during the six months ended December 31, 2016 and 2015, respectively.

The following table provides information by level for the Company's available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2016 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$721	$460	$261	$—
Total short-term investments	$721	$460	$261	$—

		Fair Value Measurements as of June 30, 2016 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$684	$425	$259	$—
Total short-term investments	$684	$425	$259	$—

The Company's marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2016. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

5. Stock Options and Restricted Stock Awards

The Company maintains the 2014 Equity Incentive Plan (the “2014 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2014 Plan was approved by the Company’s stockholders and became effective in November 2014 and was subsequently amended in May 2015. The 2014 Plan replaced the 2007 Equity Incentive Plan (the “2007 Plan”), and no further equity awards may be granted under the 2007 Plan. The Company also maintains one other terminated plan, the 2003 Stock Option Plan (the “2003 Plan”) (the 2014 Plan, the 2007 Plan, and the 2003 Plan are collectively referred to as the “Plans”).

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of December 31, 2016, all outstanding options were fully vested.

Stock option activity for the six months ended December 31, 2016 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2016	606,879	$10.14
Options exercised	(416,458)	$10.51
Options expired	(9,381)	$8.83
Options outstanding at December 31, 2016	181,040	$9.38

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

Restricted stock award activity for the six months ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Fair Value
Restricted stock awards outstanding at June 30, 2016	957,689	$22.99
Restricted stock awards granted - time based	240,238	$21.57
Restricted stock awards granted - market conditions	336,826	$11.97
Restricted stock awards forfeited	(382,050)	$12.14
Restricted stock awards vested	(242,861)	$23.45
Restricted stock awards outstanding at December 31, 2016	909,842	$18.63

6. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and other space, as well as equipment, under lease agreements that expire at various dates through March 2020. Rental expenses were $149 and $299 for the three months ended December 31, 2016 and 2015, respectively, and $321 and $641 for the six months ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under the agreements as of December 31, 2016 are as follows:

Six months ended June 30, 2017	$302
Fiscal 2018	523
Fiscal 2019	471
Fiscal 2020	353
$1,649

Stockholder Securities Litigation

With respect to Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) described in Note 9 of the notes to the consolidated annual financial statements included in the Form 10-K filed by the Company with the SEC on August 25, 2016, the Company filed a motion to dismiss the complaint in this action on August 29, 2016. A hearing was held on the motion to dismiss on December 2, 2016, but the court has not issued a ruling as of the date of this quarterly report.

Stockholder Derivative Action

With respect to the stockholder derivative action described in Note 9 of the notes to the consolidated annual financial statements, included in the Form 10-K filed by the Company with the SEC on August 25, 2016, the parties filed with the court a stipulated order dismissing the derivative action without prejudice on November 17, 2016. The stipulated order of voluntary dismissal came after plaintiff had filed a notice of dismissal on October 19, 2016 and defendants filed a conditional opposition. Defendants had sought to have the court impose additional restrictions on plaintiff as a condition for granting the request for dismissal. The parties then engaged in discussions and resolved the issues, with the defendants withdrawing their opposition and an agreement being reached to have the case dismissed. On November 18, 2016, the court entered the order dismissing the action. Accordingly, the stockholder derivative action is no longer pending.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2016 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

7. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator
Net income (loss)	$1,043	$(15,163)	$(815)	$(28,424)
Undistributed earnings allocated to participating unvested time-based restricted stock awards	(18)	—	—	—
Net income (loss) available to common stockholders	$1,025	$(15,163)	$(815)	$(28,424)
Denominator
Weighted average common shares outstanding – basic	32,189,981	32,553,991	32,060,973	32,382,433
Effect of dilutive stock options(1)	111,874	—	—	—
Effect of dilutive restricted stock units(2)	313,820	—	—	—
Effect of performance-based restricted stock awards(3)	188,630	—	—	—
Weighted average common shares outstanding – diluted	32,804,305	32,553,991	32,060,973	32,382,433

Earnings per common share – basic	$0.03	$(0.47)	$(0.03)	$(0.88)
Earnings per common share – diluted	$0.03	$(0.47)	$(0.03)	$(0.88)

(1)
At December 31, 2016 and 2015, 181,040 and 606,879 stock options, respectively were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for the three months ended December 31, 2015 and the six months ended December 31, 2016 and 2015 because those shares are anti-dilutive.

(2)
At December 31, 2016 and 2015, 350,771 and 305,031 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the three months ended December 31, 2015 and the six months ended December 31, 2016 and 2015 because those shares are anti-dilutive.

(3)
At December 31, 2016, 336,826 performance-based restricted stock awards were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share for the three months ended December 31, 2015 and the six months ended December 31, 2016 and 2015 because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended December 31, 2016, undistributed earnings allocated to participating securities were based on 573,016 shares of time-based restricted stock awards.

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

OVERVIEW

We are a medical device company focused on developing and commercializing innovative solutions for vascular and coronary disease. Our peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) (“Diamondback 360 Peripheral”), the Diamondback 360 60cm Peripheral OAS, the Diamondback 360 4 French 1.25 Peripheral OAS, the Diamondback 360 1.50 Peripheral OAS, the Diamondback 360 2.00 Peripheral OAS, and the Stealth 360® Peripheral OAS (“Stealth 360”), are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee, including calcified plaque, and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives. The micro-invasive devices use small access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in even the small and tortuous vessels located below the knee through alternative access sites in the ankle and foot as well as in the groin. We refer to each of the products above in this report as the “Peripheral OAS.”

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

From 1989 to 1997, we engaged in research and development on several different product concepts. From 1997 to 2007, we have devoted substantially all of our resources to the development of the Peripheral OAS and also, since 2007, to the development of our Coronary OAS.

In 2006, we obtained an investigational device exemption from the U.S. Food and Drug Administration (“FDA”) to conduct our pivotal OASIS PAD clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.

In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360 Peripheral as a therapy in patients with PAD. We commenced commercial introduction of the Diamondback 360 Peripheral in the United States in September 2007. We were granted 510(k) clearance of the Predator 360 in March 2009 and Stealth 360 in March 2011. We no longer market the Predator 360. We received 510(k) clearance of the Diamondback 360 60cm Peripheral OAS in March 2014; in April 2015, we received 510(k) clearance of the Diamondback 360 4 French 1.25 Peripheral OAS; and in October 2015, we received 510(k) clearance of the Diamondback 360 1.50 and 2.00 Peripheral OAS.

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

In July 2016, we submitted an application to Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) for approval of our Diamondback 360® Coronary OAS Micro Crown, our second generation coronary device. Pending approval, Japan would become the first international market for any CSI product. In November 2016, we signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell our Diamondback 360® Coronary and Peripheral OAS in Japan.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." There were no significant changes to our critical accounting policies during the six months ended December 31, 2016.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$50,043	$41,392	20.9%	$99,843	$85,263	17.1%
Cost of goods sold	9,163	8,071	13.5	18,629	16,842	10.6
Gross profit	40,880	33,321	22.7	81,214	68,421	18.7
Expenses:
Selling, general and administrative	33,993	41,258	(17.6)	70,859	82,653	(14.3)
Research and development	5,805	7,206	(19.4)	11,140	14,147	(21.3)
Total expenses	39,798	48,464	(17.9)	81,999	96,800	(15.3)
Income (loss) from operations	1,082	(15,143)	(107.1)	(785)	(28,379)	(97.2)
Other (income) and expense, net	15	(3)	(600.0)	(18)	(1)	1,700.0
Income (loss) before income taxes	1,067	(15,140)	(107.0)	(767)	(28,378)	(97.3)
Provision for income taxes	24	23	4.3	48	46	4.3
Net income (loss)	$1,043	$(15,163)	(106.9)	$(815)	$(28,424)	(97.1)

Comparison of Three Months Ended December 31, 2016 with Three Months Ended December 31, 2015

Net revenues. Net revenues increased by $8.6 million, or 20.9%, from $41.4 million for the three months ended December 31, 2015 to $50.0 million for the three months ended December 31, 2016. This increase was attributable to higher sales of both our PAD and CAD Systems. CAD System revenues increased approximately $4.1 million, or 52.4%, due to 53.2% more devices sold in the three months ended December 31, 2016 than during the three months ended December 31, 2015. Sales of our PAD Systems also increased $3.8 million, or 12.6%, due to 13.9% more devices sold in the three months ended December 31, 2016 than during the three months ended December 31, 2015. Other product revenue increased by $706,000, or 21.4%, primarily driven by increased sales of our PAD and CAD Systems, which the other products support.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Japan and Europe. In July 2016, we submitted an application to Japan’s PMDA for approval of our Diamondback 360® Coronary OAS Micro Crown, and in November 2016, we signed an exclusive distribution agreement with Medikit to sell our Diamondback 360® Coronary and Peripheral OAS in Japan. In October 2014, we received CE Mark for the Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize products in Europe. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased $1.1 million, or 13.5%, from $8.1 million for the three months ended December 31, 2015 to $9.2 million for the three months ended December 31, 2016. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended December 31, 2016 and 2015 includes $175,000 and $189,000, respectively, for stock-based compensation. The increase in cost of goods sold was primarily due to increased sales levels, partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 81.7% for the three months ended December 31, 2016 from 80.5% for the three months ended December 31, 2015 due to lower costs per unit discussed above. We expect that gross margin in the third quarter of fiscal 2017 will be slightly lower than gross margin in the three months ended December 31, 2016. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $7.3 million, or 17.6%, from $41.3 million for the three months ended December 31, 2015 to $34.0 million for the three months ended December 31, 2016. The decrease was primarily due to lower payroll-related expenses from an 11.4% decrease in headcount from the three months ended December 31, 2015, lower commissions expense, the timing of tradeshow events, and a reduction in medical device excise tax expense due to the suspension of the tax effective January 1, 2016. Partially offsetting the decreases was an increase in incentive compensation expense due to performance. Selling, general and administrative expenses for the three months ended December 31, 2016 and 2015 includes $2.1 million and $2.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase in the third quarter of fiscal 2017 as compared to amounts incurred for the three months ended December 31, 2016 primarily due to an increase in payroll taxes related to the beginning of a new tax year and increase in incentive compensation related to performance, and an increase in sales and marketing programs and meeting costs.

Research and Development Expenses. Research and development expenses decreased by $1.4 million, or 19.4%, from $7.2 million for the three months ended December 31, 2015 to $5.8 million for the three months ended December 31, 2016. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs and crown designs, and to PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies, as well as lower payroll-related expenses from a 9.0% decrease in headcount from the three months ended December 31, 2015. Research and development expenses for the three months ended December 31, 2016 and 2015 includes $252,000 and $449,000, respectively, for stock-based compensation. We expect research and development expenses in the third quarter of fiscal 2017 to be higher than amounts incurred for the three months ended December 31, 2016 due to the timing of projects and studies. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Comparison of Six Months Ended December 31, 2016 with Six Months Ended December 31, 2015

Net revenues. Net revenues increased by $14.6 million, or 17.1%, from $85.3 million for the six months ended December 31, 2015 to $99.8 million for the six months ended December 31, 2016. This increase was attributable to higher sales of both our PAD and CAD Systems. CAD System revenues increased approximately $6.8 million, or 42.5%, due to 42.2% more devices sold in the six months ended December 31, 2016 than during the six months ended December 31, 2015. Sales of our PAD Systems also increased $6.5 million, or 10.3%, due to 9.7% more devices sold in the six months ended December 31, 2016 than during the six months ended December 31, 2015. Other product revenue increased by $1.3 million, or 20.6%, primarily driven by increased sales of our PAD and CAD Systems, which the other products support.

Cost of Goods Sold. Cost of goods sold increased $1.8 million, or 10.6%, from $16.8 million for the six months ended December 31, 2015 to $18.6 million for the six months ended December 31, 2016. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the six months ended December 31, 2016 and 2015 includes $375,000 and $404,000, respectively, for stock-based compensation. The increase in cost of goods sold was primarily due to increased sales levels, partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 81.3% for the six months ended December 31, 2016 from 80.2% for the six months ended December 31, 2015 due to lower costs per unit.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $11.8 million, or 14.3%, from $82.7 million for the six months ended December 31, 2015 to $70.9 million for the six months ended December 31, 2016. The decrease was primarily due to lower payroll-related and travel expenses from an 11.4% decrease in headcount from the six months ended December 31, 2015, lower commissions expense, and a reduction in medical device excise tax expense due to the suspension of the tax effective January 1, 2016. Partially offsetting the decreases was an increase in incentive compensation expense due to performance and higher legal fees related to stockholder litigation. Selling, general and administrative expenses for the six months ended December 31, 2016 and 2015 includes $5.0 million and $6.0 million, respectively, for stock-based compensation, which decreased due to the reduction in headcount.

Research and Development Expenses. Research and development expenses decreased by $3.0 million, or 21.3%, from $14.1 million for the six months ended December 31, 2015 to $11.1 million for the six months ended December 31, 2016. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs and crown designs, and to PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies and lower payroll-related expenses from a 9.0% decrease in headcount from the six months ended December 31, 2015. Research and development expenses for the six months ended December 31, 2016 and 2015 includes $541,000 and $822,000, respectively, for stock-based compensation, which decreased due to the reduction in headcount.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $79.3 million and $60.6 million at December 31, 2016 and June 30, 2016, respectively. During the six months ended December 31, 2016, net cash provided by operations amounted to $13.8 million. As of December 31, 2016, we had an accumulated deficit of $328.3 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $79.3 million at December 31, 2016 and $60.6 million at June 30, 2016. The increase is primarily attributable to net cash provided by operations and financing activities during the six months ended December 31, 2016.

Operating Activities. Net cash provided by (used in) operations was $13.8 million and $(17.6) million for the six months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016 and 2015, we had a net loss of $815,000 and $28.4 million, respectively. Significant changes in working capital during these periods included:

•
Cash (used in) provided by accounts receivable of $(2.5) million and $4.9 million during the six months ended December 31, 2016 and 2015, respectively, was primarily due to the amount and timing of revenue and collections during the six months ended December 31, 2016 and 2015.

•
Cash provided by (used in) inventories was $1.3 million and $(4.3) million during the six months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016, the amount of cash provided by inventories was primarily due to lower inventory levels from better inventory management. For the six months ended December 31, 2015, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales.

•
Cash provided by prepaid expenses and other current assets was $1.9 million and $2.1 million during the six months ended December 31, 2016 and 2015, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•	Cash used in accounts payable was $1.0 million and $1.1 million during the six months ended December 31, 2016 and 2015, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash used in accrued expenses and other liabilities was $4.0 million and $492,000 during the six months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016, the change in accrued expenses was primarily due to the initial $3.0 million Department of Justice settlement payment (discussed below), reduction of clinical accruals, severance payments, and the amount and timing of compensation payments. For the six months ended December 31, 2015, the change in accrued expenses and other liabilities was primarily due to the amount and timing of compensation payments and clinical study expense accruals.

•
Cash provided by deferred revenue was $10.0 million during the six months ended December 31, 2016. In connection with the exclusive distribution agreement with Medikit to sell our Diamondback 360® Coronary and Peripheral OAS in Japan, Medikit made an upfront payment of $10.0 million to us, which is refundable based on the occurrence of certain events during the term of the agreement.

Investing Activities. Net cash used in investing activities was $856,000 and $3.6 million for the six months ended December 31, 2016 and 2015, respectively. During the six months ended December 31, 2016, cash was used primarily for the purchase of property and equipment and patents. Cash used during the six months ended December 31, 2015 related to the purchase of property and equipment and patents, as well as for the issuance of a convertible note receivable.

Financing Activities. Net cash provided by financing activities was $5.7 million and $2.7 million for the six months ended December 31, 2016 and 2015, respectively, due to proceeds from employee stock purchases and the exercise of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of December 31, 2016, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to implementation and compliance with our Corporate Integrity Agreement, and payments related to our restructuring and departure of our former CEO. We also believe we have the potential ability to finance our new Minnesota facility, as described below, and obtain debt financing, which could further supplement funds. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Restructuring

In March 2016, we announced a broad-based restructuring to reduce costs as a part of our plan to progress towards profitability and positive cash flow. As a result, we recorded a restructuring expense of $2.4 million during the year ended June 30, 2016, which was comprised of severance and other employee related costs. Approximately $613,000 is payable over the next twelve months and $30,000 payable in subsequent periods. We do not anticipate additional restructuring costs. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

CEO Departure

In February 2016, our former Chief Executive Officer (“CEO”) resigned from his positions as President and CEO of the Company and as a director of the Company. The Company and the former CEO entered into a Separation Agreement with benefits consistent with our Amended and Restated Executive Officer Severance Plan, which requires payments of approximately $701,000 that will be paid within the next twelve months and estimated payments of $76,000 primarily payable in the subsequent twelve months. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

Facility Financing

On December 29, 2016, we entered into a Purchase and Sale Agreement, and on February 2, 2017, we entered into the First Amendment to Purchase and Sale Agreement (collectively, the “Sale Agreement”) with Krishna Holdings, LLC (the “Buyer”), providing for the sale to Buyer of our headquarters facility in St. Paul, Minnesota (the “Facility”), for an approximate cash purchase price of $21.5 million. Under the Sale Agreement, we have agreed, concurrently with the closing of the sale of the Facility, to enter into a Lease Agreement (the “Lease Agreement”) with Buyer or an affiliate of Buyer, pursuant to which we will lease the Facility. The Lease Agreement will have an initial term of fifteen years, with four consecutive renewal options of five years each, with a base annual rent in the first year of $1.6 million and annual escalations of 3%. The closing of the sale of the Facility under the Sale Agreement is subject to completion of due diligence by Buyer and certain customary closing conditions. The Sale Agreement and the First Amendment to the Sale Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2016	2015
Net loss	$(815)	$(28,424)
Less: Other (income) and expense, net	(18)	(1)
Less: Provision for income taxes	48	46
Loss from operations	(785)	(28,379)
Add: Stock-based compensation	5,933	7,219
Add: Depreciation and amortization	2,056	1,921
Adjusted EBITDA	$7,204	$(19,239)

Adjusted EBITDA improved as compared to the prior year period due to the lower loss from operations as a result of higher revenues and lower costs, as well as higher depreciation expense, slightly offset by lower stock-based compensation as a result of reduced headcount.

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
The following is an explanation of each of the items that management excluded from Adjusted EBITDA and the reasons for excluding each of these individual items:

•
Stock-based compensation. Our management believes that excluding this item from our non-GAAP results is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance and ability to make additional investments in the Company, and it allows for greater transparency to certain line items in our financial statements.

•
Depreciation and amortization expense. Our management believes that excluding these items from our non-GAAP results is useful to investors to understand our operational performance and ability to make additional investments in the company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (ii) regulatory approval of our devices in Japan; (iii) the closing of the sale of our headquarters facility, the timing of such closing, and the Lease Agreement; (iv) our plan to progress toward to profitability and positive cash flow; (v) the stockholder litigation; (vi) our expectation that our revenue will increase; (vii) our expectation of increased selling, general and administrative expenses in the third quarter of fiscal 2017; (viii) our expectation that gross margin in the third quarter of fiscal 2017 will be slightly lower than gross margin in the three months ended December 31, 2016; (ix) our expectation that we will incur research and development expenses in the third quarter of fiscal 2017 higher than the amounts incurred for the three months ended December 31, 2016; (x) our anticipation that we will not incur additional charges related to restructuring activities in the near term future; (xi) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xiii) our dividend expectations; (xiv) our belief that we have the potential ability to finance our new Minnesota facility and obtain debt financing, which could further supplement funds if warranted; and (xv) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include, but are not limited to, regulatory developments in the U.S., Japan and other foreign countries; FDA and similar Japanese and other foreign clearances and approvals; approval of our products for distribution in Japan and other foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; our ability to maintain our relationship with our distribution partner in Japan; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the results of the due diligence conducted by the Buyer in connection with potential sale of the Facility; the satisfaction of the closing conditions under the Sale Agreement; unanticipated delays or failure in satisfying closing conditions under the Sale Agreement; changes in interest rates, market conditions and the condition of the Buyer; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 25, 2016. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2016 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Stockholder Securities Litigation

Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Form 10-K for the year ended June 30, 2016, as filed with the SEC on August 25, 2016 and Part II, Item 1 (Legal Proceedings) of the Company's Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016. The Company’s prior disclosures therein regarding Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) are incorporated herein by reference. The Company filed a motion to dismiss the complaint in this action on August 29, 2016. A hearing was held on the motion to dismiss on December 2, 2016, but the court has not issued a ruling as of the date of this quarterly report.

Stockholder Derivative Action

Refer to Part I, Item 3 (Legal Proceedings) of the Company's form 10-K for the year ended June 30, 2016, as filed with the SEC on August 25, 2016 and Part II, Item 1 (Legal Proceedings) of the Company's Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016. As previously disclosed, on May 10, 2016, a stockholder derivative action (the “Derivative Action”) was filed in the United States District Court for the District of Minnesota (the “Court”) naming us as nominal defendant and certain of our current and former executive officers and directors as defendants. The complaint alleged that these current and former executive officers and directors breached their fiduciary duties and unjustly enriched themselves by failing to oversee our business, operations, and prospects, relating to the alleged off-label promotion of medical devices and alleged kickbacks to health care providers. The plaintiff, Caroline Paradis, subsequently amended her complaint on September 19, 2016. On November 17, 2016, the parties filed with the Court a stipulated order dismissing the Derivative Action without prejudice. The stipulated order of voluntary dismissal came after plaintiff Paradis had filed a notice of dismissal on October 19, 2016 and defendants filed a conditional opposition. Defendants had sought to have the Court impose additional restrictions on plaintiff as a condition for granting the request for dismissal. The parties then engaged in discussions and resolved the issues, with the defendants withdrawing their opposition and an agreement being reached to have the case dismissed. On November 18, 2016, the Court entered the order dismissing the action. Accordingly, the Derivative Action is no longer pending.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2016 - October 31, 2016	—	—	—	—
November 1, 2016 - November 30, 2016	4,133(1)	$24.19 (1)	—	—
December 1, 2016 - December 31, 2016	—	—	—	—
Total	4,133(1)	$24.19 (1)

(1)
These shares were delivered to the Company as payment of the exercise price for the exercise of stock options, as allowed by the 2007 Equity Incentive Plan. The Company did not pay cash to repurchase these shares. The repurchase was also not part of a publicly announced plan or program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On February 2, 2017, the Company entered into the First Amendment to Purchase and Sale Agreement (the “Amendment”) with Krishna Holdings, LLC (the “Buyer”), which amends the Purchase and Sale Agreement with Buyer, dated December 29, 2016. Pursuant to the Amendment, the cash purchase price of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”) has been amended to $21.5 million. The closing of the sale of the Facility remains subject to completion of due diligence by Buyer and certain customary closing conditions. The Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2017		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1*	Purchase and Sale Agreement by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC dated December 29, 2016.

10.2*	First Amendment to Purchase and Sale Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, dated February 2, 2017.

10.3*	Amendment to Purchasing Agreement between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.