Form 10-Q
period 2017-03-31
Cardiovascular Systems Inc
filed 2017-05-05
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File No. 000-52082
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was: Common Stock, $0.001 par value per share, 32,712,058 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$103,130	$60,638
Accounts receivable, net	27,877	23,128
Inventories	16,605	17,440
Marketable securities	741	684
Prepaid expenses and other current assets	3,479	2,992
Total current assets	151,832	104,882
Property and equipment, net	30,213	32,471
Patents, net	4,752	5,013
Other assets	60	40
Total assets	$186,857	$142,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,813	$8,506
Accrued expenses	29,837	26,993
Total current liabilities	38,650	35,499
Long-term liabilities
Financing obligation	20,973	—
Deferred revenue	10,000	—
Other liabilities	3,752	6,010
Total liabilities	73,375	41,509
Commitments and contingencies (see Note 6)	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2017 and June 30, 2016; issued and outstanding 32,703,971 at March 31, 2017 and 32,792,497 at June 30, 2016, respectively	33	33
Additional paid in capital	443,427	428,235
Accumulated other comprehensive income	97	40
Accumulated deficit	(330,075)	(327,411)
Total stockholders’ equity	113,482	100,897
Total liabilities and stockholders’ equity	$186,857	$142,406
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues	$52,144	$44,461	$151,987	$129,724
Cost of goods sold	11,139	8,725	29,768	25,567
Gross profit	41,005	35,736	122,219	104,157
Expenses:
Selling, general and administrative	37,332	42,338	108,191	124,991
Research and development	5,432	5,748	16,572	19,895
Restructuring	—	2,376	—	2,376
Legal settlement	—	8,000	—	8,000
Total expenses	42,764	58,462	124,763	155,262
Loss from operations	(1,759)	(22,726)	(2,544)	(51,105)
Other (income) and expense, net	(28)	(21)	(46)	(22)
Loss before income taxes	(1,731)	(22,705)	(2,498)	(51,083)
Provision for income taxes	18	11	66	57
Net loss	$(1,749)	$(22,716)	$(2,564)	$(51,140)

Basic and diluted earnings per share	$(0.05)	$(0.69)	$(0.08)	$(1.57)

Basic and diluted weighted average shares outstanding	32,650,974	32,711,341	32,232,409	32,491,271
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(1,749)	$(22,716)	$(2,564)	$(51,140)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	20	37	57	(5)
Comprehensive loss	$(1,729)	$(22,679)	$(2,507)	$(51,145)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,564)	$(51,140)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	2,932	2,728
Amortization and write-off of patents	883	215
Provision for doubtful accounts	315	600
Loss on disposal of property and equipment	158	8
Stock-based compensation	8,336	10,392
Changes in assets and liabilities
Accounts receivable	(5,064)	7,532
Inventories	835	(4,260)
Prepaid expenses and other assets	(153)	2,354
Accounts payable	190	(1,400)
Accrued expenses and other liabilities	615	12,771
Deferred revenue	10,000	—
Net cash provided by (used in) operating activities	16,483	(20,200)
Cash flows from investing activities
Purchases of property and equipment	(841)	(3,245)
Issuance of convertible note receivable	—	(350)
Purchases of marketable securities	—	(37)
Costs incurred in connection with patents	(496)	(512)
Net cash used in investing activities	(1,337)	(4,144)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,400	1,670
Exercise of stock options	5,002	1,006
Proceeds from financing	20,944	—
Net cash provided by financing activities	27,346	2,676
Net change in cash and cash equivalents	42,492	(21,668)
Cash and cash equivalents
Beginning of period	60,638	83,842
End of period	$103,130	$62,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three and Nine Months Ended March 31, 2017 and 2016)
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

In October 2013, the Company received premarket approval from the United States Food and Drug Administration (“FDA”) to market the Diamondback 360® Coronary OAS as a treatment for severely calcified coronary arteries. In March 2017, the Company received approval from the FDA to market the Diamondback 360® Coronary OAS Micro Crown. The Coronary OAS Micro Crown is the only atherectomy device designed to treat both tight, calcific lesions and up to 4mm vessels.

The Company is currently only selling its products in the United States. In November 2016, the Company signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell its Diamondback 360® Coronary and Peripheral OAS in Japan. In March 2017, the Company received approval from Japan’s Ministry of Health, Labor and Welfare for its Diamondback 360® Coronary OAS Micro Crown. Pending reimbursement approval, Japan would become the first international market for any of the Company’s products. The Company is currently evaluating options for additional international expansion to maximize the coronary and peripheral market opportunities.

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

Stock-Based Compensation

The Company has stock-based compensation plans, which include stock options, nonvested share awards, and an employee stock purchase plan. Fair value of option awards is determined using option-pricing models, fair value of nonvested share awards with market conditions is determined using the Monte Carlo simulation, and fair value of nonvested share awards that vest based upon performance or service conditions is determined by the closing market price of the Company's stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite performance or service period for the awards expected to vest.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts with Customers.” The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two prescribed retrospective methods. Early adoption was not to be permitted. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year and allow early adoption for all entities but not before the original public entity effective date. The guidance is effective for the Company on July 1, 2018. During 2016, the FASB also issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"; ASU 2016-10, "Identifying Performance Obligations and Licensing"; ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which amend ASU No. 2014-09. ASU 2016-08 is not applicable to the Company. ASU 2016-10 clarifies how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance would also allow entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. ASU 2016-12 addressed implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing ASU 2014-09’s full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). ASU 2016-20 makes certain technical corrections and provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. The Company is currently evaluating the potential impact and method of adoption of ASU 2014-09, as amended, on the Company's consolidated financial statements and related disclosures and are comparing current policies and practices to the requirements of the standard.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. The entity must also provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The guidance is effective for the Company as of June 30, 2017. The Company does not anticipate an impact on its financial statements upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. Early adoption is permitted. The guidance is effective for the Company on July 1, 2019. The Company is currently evaluating the timing, method of adoption and impact of the new lease guidance on its financial statements.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2017	2016
Accounts receivable	$28,751	$23,840
Less: Allowance for doubtful accounts	(874)	(712)
Accounts receivable, net	$27,877	$23,128

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2017	2016
Raw materials	$7,419	$7,439
Work in process	1,021	1,142
Finished goods	8,165	8,859
Inventories	$16,605	$17,440

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2017	2016
Land	$500	$500
Building	22,420	22,575
Equipment	16,194	14,141
Furniture	2,708	2,709
Leasehold improvements	86	86
Construction in progress	310	1,533
	42,218	41,544
Less: Accumulated depreciation	(12,005)	(9,073)
Property and equipment, net	$30,213	$32,471

On December 29, 2016, the Company entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (the “Buyer”), providing for the sale to Buyer of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”), for a cash purchase price of $21,500. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. The Company received proceeds of approximately $20,944 ($21,500, less $556 of transaction expenses). The net proceeds are to be used for working capital and general corporate purposes. In connection with the sale, the Company recorded an impairment charge of $158.

Under the Sale Agreement, the Company entered into a Lease Agreement (the “Lease Agreement”) with Krishna Holdings, LLC, Apex Holdings, LLC, Kashi Associates, LLC, Keva Holdings, LLC, S&V Ventures, LLC, Polo Group LLC, SPAV Holdings LLC, Star Associates LLC, and The Global Villa, LLC (collectively, the “Landlord”). As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on the Company's balance sheet. See Note 4 for further discussion on future payment obligations under the Lease Agreement.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2017	2016
Salaries and bonus	$5,890	$4,305
Commissions	7,590	7,788
Accrued vacation	3,430	3,498
Accrued excise, sales and other taxes	3,507	3,372
Accrued litigation	2,600	—
Legal settlement	1,806	3,872
Warranty reserve	1,545	145
Clinical studies	565	1,757
Restructuring	307	1,337
Other accrued expenses	2,597	919
Total Accrued expenses	$29,837	$26,993

Legal Settlement

On June 28, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the Department of Justice (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Travis Thams, to resolve the investigation by the DOJ and the Civil Action underlying such investigation. Under the Settlement Agreement, the Company agreed to pay $8,000 (the “Settlement Amount”), as follows: an initial payment of $3,000, paid on July 1, 2016, with the remaining $5,000, which bears interest at 1.8% per annum, payable in 11 equal quarterly installments, beginning January 1, 2017. The amount payable within the next twelve months is included in accrued expenses (as noted in the table above) with the long-term portion included in other liabilities (as noted in the table below). Under the Settlement Agreement, if the Company makes a single payment in excess of $2,000, which payment is not covered by an insurance policy, in settlement of any claims before paying the full Settlement Amount, the remaining unpaid balance of the Settlement Amount will become immediately due and payable, with interest accruing on the unpaid principal portion at an interest rate of 1.8% per annum.

Restructuring

On March 31, 2016, the Company announced a restructuring to reduce costs as a part of its plan to progress towards profitability and positive cash flow. As a result, the Company recorded a restructuring expense of $2,364 during the year ended June 30, 2016, which was comprised of severance and other employee related costs.

The following table provides information regarding the restructuring accrual:

Severance
Restructuring accrual at June 30, 2016	$1,521
Cash payments	(1,189)
Restructuring accrual at March 31, 2017	$332

The Company anticipates that $307 of the restructuring accrual at March 31, 2017 will be paid within the next twelve months and is therefore recorded in accrued expenses on the consolidated balance sheet. Estimated payments of $25 are recorded in other liabilities on the consolidated balance sheet. The Company does not anticipate additional restructuring costs in the near future.

CEO Departure

On February 29, 2016, the Company’s former Chief Executive Officer (“CEO”) resigned from his positions as President and CEO of the Company and as a director of the Company. The Company and the former CEO entered into a Separation Agreement with benefits consistent with the Company’s Amended and Restated Executive Officer Severance Plan. The total expense related to the former CEO’s departure was $1,507 and was recorded in selling, general and administrative expenses for the year ended June 30, 2016. As of March 31, 2017, $570 of the package benefits is recorded in accrued expenses (included in salaries and bonus in the table above) and $19 is recorded in other liabilities (included in accrued severance in the table below) on the consolidated balance sheet, representing the long-term portion of the former CEO’s benefits.

Pump Recall

In April 2017, the Company initiated a voluntary recall of one type of its saline infusion pumps. The Company plans to recall and replace approximately 900 units currently in customer inventory and recorded a reserve for approximately $1,535 of expenses during the three months ended March 31, 2017. The warranty reserve above includes $1,378 of estimated costs related to the recall and replacement of all affected saline infusion pumps. The Company also recorded approximately $60 of accrued consulting fees included in the table above, as well as an inventory reserve of $97 for pumps currently in its inventory.

Other Liabilities

Other non-current liabilities consist of the following:

	March 31,	June 30,
	2017	2016
Legal settlement	2,771	4,128
Deferred compensation	379	684
Deferred grant incentive	476	486
Accrued severance	44	610
Other liabilities	82	102
Total Other liabilities	$3,752	$6,010

Deferred Revenue

In November 2016, the Company signed an exclusive distribution agreement with Medikit to sell its Diamondback 360® Coronary and Peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is refundable based on the occurrence of certain events during the term of the agreement. The Company has classified the upfront payment as long-term based on its expectation of when revenue will be recognized. The classification will be re-evaluated on a quarterly basis.

4. Debt

Revolving Credit Facility

On March 31, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a senior, secured revolving credit facility (the “Revolver”) of $40,000 (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver has a maturity date of March 31, 2020 and bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.25%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings up to $10,000 are available on a non-formula basis. Borrowings above $10,000 are based on (i) 85% of eligible domestic accounts receivable, and (ii) the lesser of 50% of eligible inventory or $5,000, subject to adjustment as defined in Loan Agreement. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 1% of the Maximum Dollar Amount upon termination of the Loan Agreement or the Revolver for any reason prior to the maturity date, unless refinanced with SVB.

The Company’s obligations under the Loan Agreement are secured by certain of the Company’s assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include the Company’s intellectual property, but the Company has agreed not to encumber its intellectual property without the consent of SVB. The Loan Agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of its business. In addition, the Loan Agreement contains financial covenants requiring the Company to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10,000 or (ii) minimum trailing three-month Adjusted EBITDA of $1,000. If the Company does not comply with the various covenants under the Loan Agreement, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. SVB’s obligations to advance funds under the Revolver are subject to an initial collateral examination to be completed within 90 days of the effective date of the Loan Agreement. The Company is not obligated to draw any funds under the Revolver and no amounts are outstanding as of March 31, 2017.

Financing Obligation

In connection with the sale of the Facility, the Company entered into an agreement to lease the Facility. The Lease Agreement has an initial term of fifteen years, with four consecutive renewal options of five years each at the Company's option, with a base annual rent in the first year of $1,638 and annual escalations of 3% thereafter. Rent during subsequent renewal terms will be at the then fair market rental rate. As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on the Company's balance sheet and a financing obligation was recorded for $20,944. As lease payments are made, they will be allocated between interest expense and a reduction of the financing obligation, resulting in a value of the financing obligation that is equivalent to the net book value of the assets at the end of the lease term. The effective interest rate is 7.97%. At the end of the lease (including any renewal option terms), the Company will remove the assets and financing obligation from its balance sheet.

Future payments under the initial term of the Lease Agreement as of March 31, 2017 are as follows:

Three months ended June 30, 2017	$273
2018	1,650
2019	1,699
2020	1,750
2021	1,803
Thereafter	23,144
$30,319

5. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company's balance sheet based on the disbursement elections made by the participants. As of March 31, 2017, $362 of the amount payable is included in accrued liabilities and $379 is included in other liabilities on the consolidated balance sheet. Future distribution dates are July 1, 2017 and January 1, 2020.

The available-for-sale marketable securities are primarily comprised of investments with a fixed income and equity investments and consist of the following:

	As of March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$644	$97	$—	$741
Total short-term investments	$644	$97	$—	$741

	As of June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$644	$40	$—	$684
Total short-term investments	$644	$40	$—	$684

During the nine months ended March 31, 2017 and 2016, there were $0 and $37, respectively, in purchases of available-for-sale securities. There were no sales or other-than-temporary impairments during the nine months ended March 31, 2017 and 2016, respectively.

The following table provides information by level for the Company's available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$741	$479	$262	$—
Total short-term investments	$741	$479	$262	$—

		Fair Value Measurements as of June 30, 2016 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$684	$425	$259	$—
Total short-term investments	$684	$425	$259	$—

The Company's marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2017. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

6. Stock Options and Restricted Stock Awards

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

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price, as determined by the Company’s management and Board of Directors, is generally not less than the estimated fair market value of the Company’s common stock at the date of grant. In addition, the Company has granted nonqualified stock options to a director outside of the Plans. An employee's vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of March 31, 2017, all outstanding options were fully vested.

Stock option activity for the nine months ended March 31, 2017 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2016	606,879	$10.14
Options exercised	(490,804)	$10.40
Options expired	(9,381)	$8.83
Options outstanding at March 31, 2017	106,694	$9.10

(a) Includes the effect of options granted, exercised, forfeited or expired from the 2003 Plan and 2007 Plan, and options granted outside such plans.

Restricted Stock

For restricted stock awards that vest solely based on time, the fair value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards generally ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

Restricted stock award activity for the nine months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2016	957,689	$22.99
Granted	258,346	$21.80
Forfeited	(390,637)	$12.34
Vested	(289,584)	$24.14
Outstanding at March 31, 2017	535,814	$21.44

Performance-Based Restricted Stock

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

Performance-based restricted stock award activity for the nine months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2016	—	$—
Granted	336,826	$11.97
Forfeited	(2,321)	$11.97
Vested	—	$—
Outstanding at March 31, 2017	334,505	$11.97

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing and other space, as well as equipment, under lease agreements that expire at various dates through March 2020. Rental expenses were $164 and $140 for the three months ended March 31, 2017 and 2016, respectively, and $485 and $781 for the nine months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under the agreements as of March 31, 2017 are as follows:

Three months ended June 30, 2017	$149
Fiscal 2018	524
Fiscal 2019	473
Fiscal 2020	353
$1,499

Stockholder Securities Litigation

With respect to Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) described in Note 9 of the notes to the consolidated annual financial statements, included in the Annual Report on Form 10-K filed by the Company with the SEC on August 25, 2016, the Company filed a motion to dismiss the complaint in this action on August 29, 2016. A hearing was held on the motion to dismiss on December 2, 2016. On March 29, 2017, the court granted the Company's motion to dismiss the complaint and dismissed the plaintiffs' amended complaint without prejudice. The court granted the plaintiffs' request for leave to amend their complaint, which amended complaint must be filed within 90 days of the court's order.

Stockholder Derivative Action

With respect to the stockholder derivative action described in Note 9 of the notes to the consolidated annual financial statements, included in the Annual Report on Form 10-K filed by the Company with the SEC on August 25, 2016, the parties filed with the court a stipulated order dismissing the derivative action without prejudice on November 17, 2016. The stipulated order of voluntary dismissal came after plaintiff had filed a notice of dismissal on October 19, 2016 and defendants filed a conditional opposition. Defendants had sought to have the court impose additional restrictions on plaintiff as a condition for granting the request for dismissal. The parties then engaged in discussions and resolved the issues, with the defendants withdrawing their opposition and an agreement being reached to have the case dismissed. On November 18, 2016, the court entered the order dismissing the action. Accordingly, the stockholder derivative action is no longer pending.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2017 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator
Net loss	$(1,749)	$(22,716)	$(2,564)	$(51,140)
Denominator
Weighted average common shares outstanding – basic	32,650,974	32,711,341	32,232,409	32,491,271
Effect of dilutive stock options(1)	—	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—	—
Effect of performance-based restricted stock awards(3)	—	—	—	—
Weighted average common shares outstanding – diluted	32,650,974	32,711,341	32,232,409	32,491,271

Earnings per common share – basic	$(0.05)	$(0.69)	$(0.08)	$(1.57)
Earnings per common share – diluted	$(0.05)	$(0.69)	$(0.08)	$(1.57)

(1)
At March 31, 2017 and 2016, 106,694 and 606,879 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(2)
At March 31, 2017 and 2016, 349,430 and 305,031 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(3)
At March 31, 2017, 334,505 performance-based restricted stock awards were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months and nine months ended March 31, 2017 and 2016, there were no undistributed earnings allocated to participating securities due to the net losses.

9. Subsequent Event

The Company is party to Steven Babyak v. Cardiovascular Systems, Inc., originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. The plaintiff, a former Regional Sales Manager of the Company, made claims under California law relating to whistleblower retaliation; defamation; discrimination on the basis of association with protected group; harassment on the basis of sex in violation of FEHA; retaliation for exercising rights under FEHA; failure to prevent discrimination, harassment & retaliation in violation of FEHA; wrongful termination in violation of public policy; and violation of business & professions code. Following a jury trial that commenced on April 17, 2017, on April 24, 2017, the jury awarded the plaintiff $2,700 in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy, and on April 25, 2017, the jury awarded the plaintiff $22,400 in punitive damages with respect to the same claims. The Company intends to vigorously challenge the verdict in the trial court and appeal.

The Company has accrued $2,600 in the three months ended March 31, 2017 based on the estimate of the range of the loss that the Company believes is probable of occurring. However, it is reasonably possible that the ultimate loss, if the Company is not able to successfully challenge the verdict, could be materially different than the amount that the Company has recorded. The Company will continue to monitor the accrual associated with this matter each reporting period and make adjustments, if necessary, based on additional facts as they arise. The amounts are reflected in selling, general and administrative expenses on the Company's consolidated statement of operations. Additionally, as of March 31, 2017, the Company has recorded a receivable of $1,300 associated with its present assessment of the probable amount of insurance proceeds the Company would receive related to the claim, based on the accrued amount of loss referenced above. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, an assessment of the nature of each claim and remaining coverage, information from its insurance carrier, and the probable loss range referenced above. The Company then records an amount it has concluded is probable. Similar to the accrual pertaining to this matter, the Company will continue to assess the probable amount of insurance proceeds expected to be received in this case each reporting period and make adjustments, if necessary, based on additional facts as they arise.

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

The FDA granted us 510(k) clearance for the following Peripheral OAS as a therapy in patients with peripheral artery disease:

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

A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. We commenced a commercial launch of our Coronary OAS following receipt of PMA. In March 2017, the Company received approval from the FDA to market the Diamondback

360® Coronary OAS Micro Crown. The Coronary OAS Micro Crown is the only atherectomy device designed to both pilot tight, calcific lesions and treat up to 4mm vessels with a single device.

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

International

In October 2014, we received CE Mark for our Stealth 360 device and are currently evaluating the timing and structure of our plans to commercialize our products in Europe.

In November 2016, we signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell our Diamondback 360® Coronary and Peripheral OAS in Japan. In March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Diamondback 360® Coronary OAS Micro Crown. Pending reimbursement approval, Japan would become the first international market for any of our products. We are currently evaluating options for additional international expansion to maximize the coronary and peripheral market opportunities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies and Significant Judgments and Estimates." During the quarter ended March 31, 2017, we entered into a lease agreement discussed below. There were no other significant changes to our critical accounting policies during the nine months ended March 31, 2017.

Financing Obligation. In connection with the sale of our headquarters (the "Facility"), we entered into an agreement to lease the Facility. As the lease terms resulted in a capital lease classification, we accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on our consolidated balance sheet and a financing obligation was recorded. The key assumptions used in the lease analysis were related to the Facility's fair value and the interest rate.

•
Fair value - We used the most recent appraisal of the Facility, performed during the buyers' due diligence, as its fair value at the inception of the lease agreement. As the present value of minimum lease payments were more than 90% of this fair value, the lease was determined to be a capital lease. We reviewed all possible values and believe that the appraised value is the most appropriate for use in the lease analysis.

•
Interest rate - We used our incremental borrowing rate based on a prior proposal for a term loan. Management reviewed various factors and determined that the interest rate used in the calculation is reasonable.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	Percent Change	2017	2016	Percent Change
Net revenues	$52,144	$44,461	17.3%	$151,987	$129,724	17.2%
Cost of goods sold	11,139	8,725	27.7	29,768	25,567	16.4
Gross profit	41,005	35,736	14.7	122,219	104,157	17.3
Expenses:
Selling, general and administrative	37,332	42,338	(11.8)	108,191	124,991	(13.4)
Research and development	5,432	5,748	(5.5)	16,572	19,895	(16.7)
Restructuring	—	2,376	(100.0)	—	2,376	(100.0)
Legal settlement	—	8,000	(100.0)	—	8,000	(100.0)
Total expenses	42,764	58,462	(26.9)	124,763	155,262	(19.6)
Loss from operations	(1,759)	(22,726)	(92.3)	(2,544)	(51,105)	(95.0)
Other (income) and expense, net	(28)	(21)	33.3	(46)	(22)	109.1
Loss before income taxes	(1,731)	(22,705)	(92.4)	(2,498)	(51,083)	(95.1)
Provision for income taxes	18	11	63.6	66	57	15.8
Net loss	$(1,749)	$(22,716)	(92.3)	$(2,564)	$(51,140)	(95.0)

Comparison of Three Months Ended March 31, 2017 with Three Months Ended March 31, 2016

Net revenues. Net revenues increased by $7.6 million, or 17.3%, from $44.5 million for the three months ended March 31, 2016 to $52.1 million for the three months ended March 31, 2017. This increase was attributable to higher sales of both our PAD and CAD Systems. PAD System revenues increased approximately $4.4 million, or 14.0%, due to 17.9% more devices sold in the three months ended March 31, 2017 than during the three months ended March 31, 2016. Sales of our CAD Systems increased $2.8 million, or 28.9%, due to 30.0% more devices sold in the three months ended March 31, 2017 than during the three months ended March 31, 2016. Other product revenue increased by $535,000, or 14.4%, primarily driven by increased sales of our PAD and CAD Systems, which the other products support.

Currently, all of our revenues are in the United States; however, we intend to sell internationally in the future and have commenced the process of seeking approval to do so in both Japan and Europe. In November 2016, we signed an exclusive distribution agreement with Medikit to sell our Diamondback 360® Coronary and Peripheral OAS in Japan, and in March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for its Diamondback 360® Coronary OAS Micro Crown. In October 2014, we received CE Mark for the Stealth 360 and are currently evaluating the timing and structure of our plans to commercialize products in Europe. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold increased $2.4 million, or 27.7%, from $8.7 million for the three months ended March 31, 2016 to $11.1 million for the three months ended March 31, 2017. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended March 31, 2017 and 2016 includes $182,000 and $221,000, respectively, for stock-based compensation. The increase in cost of goods sold was primarily due to increased sales levels and a one-time charge of $1.5 million related to the initiation of a voluntary recall of one type of our saline infusion pumps, partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin decreased to 78.6% for the three months ended March 31, 2017 from 80.4% for the three months ended March 31, 2016 due to the saline pump reserve discussed above, partially offset by lower costs per unit. We expect that gross margin in the fourth quarter of fiscal 2017 will be higher than gross margin in the three months ended March 31, 2017. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $5.0 million, or 11.8%, from $42.3 million for the three months ended March 31, 2016 to $37.3 million for the three months ended March 31, 2017. The decrease was primarily due to commission plan changes, the $2.0 million of prior year costs associated with the departure of our former Chief Executive Officer (“CEO”), lower payroll-related expenses from a decrease in headcount from the three months ended March 31, 2016, and a reduction in legal expenses. Partially offsetting the decreases was a charge of $1.3 million for employment litigation costs and an increase in incentive compensation expense due to performance. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 includes $1.9 million and $2.5 million, respectively, for stock-based compensation, which decreased due to the reduction in headcount, a change in vesting terms for our performance-based restricted stock awards granted in fiscal 2017 from those granted in fiscal 2016, and a change in the classes of employees entitled to equity awards. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2017 to be higher than the amounts incurred for the three months ended March 31, 2017.

Research and Development Expenses. Research and development expenses decreased by $316,000, or 5.5%, from $5.7 million for the three months ended March 31, 2016 to $5.4 million for the three months ended March 31, 2017. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs and crown designs, and to PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies. Research and development expenses for the three months ended March 31, 2017 and 2016 includes $281,000 and $406,000, respectively, for stock-based compensation, which decreased due to the reduction in headcount. We expect research and development expenses in the fourth quarter of fiscal 2017 to be higher than amounts incurred for the three months ended March 31, 2017 due to the timing of projects and studies. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

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

Legal Settlement. On June 28, 2016, we entered into a Settlement Agreement with the United States of America, acting through the United States Attorney for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Travis Thams (the “Relator”), to resolve the previously disclosed investigation by the DOJ and the qui tam complaint filed by the Relator pursuant to the False Claims Act in the United States District Court for the Western District of North Carolina, Charlotte Division. During the three months ended March 31, 2016, we agreed in principle to the terms of the settlement and recorded an $8.0 million legal settlement expense.

Comparison of Nine Months Ended March 31, 2017 with Nine Months Ended March 31, 2016

Net revenues. Net revenues increased by $22.3 million, or 17.2%, from $129.7 million for the nine months ended March 31, 2016 to $152.0 million for the nine months ended March 31, 2017. This increase was attributable to higher sales of both our PAD and CAD Systems. PAD System revenues increased approximately $10.8 million, or 11.5%, due to 12.4% more devices sold in the nine months ended March 31, 2017 than during the nine months ended March 31, 2016. Sales of our CAD Systems increased $9.6 million, or 37.4%, due to 37.6% more devices sold in the nine months ended March 31, 2017 than during the nine months ended March 31, 2016. Other product revenue increased by $1.9 million, or 18.4%, primarily driven by increased sales of our PAD and CAD Systems, which the other products support.

Cost of Goods Sold. Cost of goods sold increased $4.2 million, or 16.4%, from $25.6 million for the nine months ended March 31, 2016 to $29.8 million for the nine months ended March 31, 2017. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the nine months ended March 31, 2017 and 2016 includes $557,000 and $625,000, respectively, for stock-based compensation. The increase in cost of goods sold was primarily due to increased sales levels and a one-time charge of $1.5 million related to the initiation of a voluntary recall of one type of our saline infusion pumps, partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 80.4% for the nine months ended March 31, 2017 from 80.3% for the nine months ended March 31, 2016 due to lower costs per unit.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $16.8 million, or 13.4%, from $125.0 million for the nine months ended March 31, 2016 to $108.2 million for the nine months ended March 31, 2017. The decrease was primarily due to commission plan changes, lower payroll-related and travel expenses from a 7.0% decrease in headcount from the nine months ended March 31, 2016, $2.0 million of prior year costs associated with the departure of our former CEO, and a reduction in medical device excise tax expense due to the suspension of the tax effective January 1, 2016. Partially offsetting the decreases was a charge of $1.3 million for employment litigation costs and an increase in incentive compensation expense due to performance. Selling, general and administrative expenses for the nine months ended March 31, 2017 and 2016 includes $7.0 million and $8.5 million, respectively, for stock-based compensation, which decreased due to the reduction in headcount, a change in vesting terms for our performance-based restricted stock awards granted in fiscal 2017 from those granted in fiscal 2016, and a change in the classes of employees entitled to equity awards.

Research and Development Expenses. Research and development expenses decreased by $3.3 million, or 16.7%, from $19.9 million for the nine months ended March 31, 2016 to $16.6 million for the nine months ended March 31, 2017. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs and crown designs, and to PAD and CAD clinical trials. The decrease primarily related to the completion of enrollment in several of our clinical studies and lower payroll-related expenses from a 6.4% decrease in headcount from the nine months ended March 31, 2016, partially offset by higher patent expense. Research and development expenses for the nine months ended March 31, 2017 and 2016 includes $822,000 and $1.2 million, respectively, for stock-based compensation, which decreased due to the reduction in headcount.

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

Legal Settlement. On June 28, 2016, we entered into a Settlement Agreement with the United States of America, acting through the United States Attorney for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Travis Thams (the “Relator”), to resolve the previously disclosed investigation by the DOJ and the qui tam complaint filed by the Relator pursuant to the False Claims Act in the United States District Court for the Western District of North Carolina, Charlotte Division. During the three months ended March 31, 2016, we agreed in principle to the terms of the settlement and recorded an $8.0 million legal settlement expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $103.1 million and $60.6 million at March 31, 2017 and June 30, 2016, respectively. During the nine months ended March 31, 2017, net cash provided by operations was $16.5 million. As of March 31, 2017, we had an accumulated deficit of $330.1 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Facility Sale

On December 29, 2016, we entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (the “Buyer”), providing for the sale to Buyer of our headquarters facility in St. Paul, Minnesota (the “Facility”), for a cash purchase price of $21.5 million. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. We received proceeds of approximately $20.9 million ($21.5 million less $556,000 of transaction expenses).

We intend to use the net proceeds from the sale for working capital and general corporate purposes, which may include, but are not limited to:

•	the funding of clinical trials and studies;

•	sales and marketing programs;

•	expansion into international markets; and

•	development of new products.

We may also use a portion of the net proceeds for the potential acquisition of, or investments in, businesses, technologies and products, although we have no current understandings, commitments or arrangements to do so. We cannot specify with certainty all of the particular uses for the net proceeds. Accordingly, we will retain broad discretion over the use of these net proceeds.

Revolving Credit Facility

On March 31, 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a senior, secured revolving credit facility (the “Revolver”) of $40.0 million (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver has a maturity date of March 31, 2020 and bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.25%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings up to $10.0 million are available on a non-formula basis. Borrowings above $10.0 million are based on (i) 85% of eligible domestic accounts receivable, and (ii) the lesser of 50% of eligible inventory or $5.0 million, subject to adjustment as defined in Loan Agreement. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 1% of the Maximum Dollar Amount upon termination of the Loan Agreement or the Revolver for any reason prior to the maturity date, unless refinanced with SVB.

Our obligations under the Loan Agreement are secured by certain of our assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include our intellectual property, but we agreed not to encumber our intellectual property without the consent of SVB. The Loan Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of its business. In addition, the Loan Agreement contains financial covenants requiring us to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10.0 million or (ii) minimum trailing three-month Adjusted EBITDA of $1.0 million. If we do not comply with the various covenants under the Loan Agreement, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000 which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. SVB’s obligations to advance funds under the Revolver are subject to an initial collateral examination to be completed within 90 days of the effective date of the Loan Agreement. We are not obligated to draw any funds under the Revolver and no amounts are outstanding as of March 31, 2017.
We currently do not have plans of borrowing under the Loan Agreement; however, if we did, it would be for purposes noted above.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $103.1 million at March 31, 2017 and $60.6 million at June 30, 2016. The increase is primarily attributable to net cash provided by our financing and operating activities during the nine months ended March 31, 2017.

Operating Activities. Net cash provided by (used in) operations was $16.5 million and $(20.2) million for the nine months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017 and 2016, we had a net loss of $2.6 million and $51.1 million, respectively. Significant changes in working capital during these periods included:

•
Cash (used in) provided by accounts receivable of $(5.1) million and $7.5 million during the nine months ended March 31, 2017 and 2016, respectively, was primarily due to the amount and timing of revenue and collections during the nine months ended March 31, 2017 and 2016.

•
Cash provided by (used in) inventories was $835,000 and $(4.3) million during the nine months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017, the amount of cash provided by inventories was primarily due to lower inventory levels from better inventory management. For the nine months ended March 31, 2016, the amount of cash used in inventories was primarily due to higher levels of finished goods for future sales.

•
Cash (used in) provided by prepaid expenses and other current assets was $(153,000) and $2.4 million during the nine months ended March 31, 2017 and 2016, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•
Cash provided by (used in) accounts payable was $190,000 and $(1.4) million during the nine months ended March 31, 2017 and 2016, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash provided by accrued expenses and other liabilities was $615,000 and $12.8 million during the nine months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017, the change in accrued expenses was primarily due to $3.4 million of settlement payments to the DOJ (discussed below), reduction of clinical accruals, severance payments, and the amount and timing of compensation payments. For the nine months ended March 31, 2016, the change in accrued expenses and other liabilities was primarily due to the restructuring accrual, benefits related to the former CEO's departure, and the DOJ settlement.

•
Cash provided by deferred revenue was $10.0 million during the nine months ended March 31, 2017. In connection with the exclusive distribution agreement with Medikit to sell our Diamondback 360® Coronary and Peripheral OAS in Japan, Medikit made an upfront payment of $10.0 million to us, which is refundable based on the occurrence of certain events during the term of the agreement.

Investing Activities. Net cash used in investing activities was $1.3 million and $4.1 million for the nine months ended March 31, 2017 and 2016, respectively, primarily related to the purchase of property and equipment and patents. Cash used during the nine months ended March 31, 2016 also included the issuance of a convertible note receivable.

Financing Activities. Net cash provided by financing activities was $27.3 million and $2.7 million for the nine months ended March 31, 2017 and 2016, respectively. During the nine months ended March 31, 2017, cash provided was primarily due to the sale-leaseback of our headquarters, as well as employee stock purchases and the exercise of stock options. Cash provided during the nine months ended March 31, 2016 was due to proceeds from employee stock purchases and the exercise of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of March 31, 2017, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the DOJ settlement, expenses relating to implementation and compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments related to our restructuring and departure of our former CEO and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Legal Settlement

As previously discussed in our Annual Report on Form 10-K, filed with the SEC on August 25, 2016, on June 28, 2016, we entered into a Settlement Agreement with the DOJ, pursuant to which we agreed to pay $8.0 million (the “Settlement Amount”) as follows: an initial payment of $3.0 million, which we paid in July 2016, with the remaining $5.0 million, which bears interest at 1.8% per annum, payable in 11 equal quarterly installments, beginning in January 2017. Under the Settlement Agreement, if we make a single payment in excess of $2.0 million, which payment is not covered by an insurance policy, in settlement of any claims before paying the full Settlement Amount, the remaining unpaid balance of the Settlement Amount will become immediately due and payable, with interest accruing on the unpaid principal portion at an interest rate of 1.8% per annum. Accordingly, with respect to the employment litigation matter described below, in the event that a final, non-appealable judgement requires us to pay an amount more than $2.0 million that is not covered by an insurance policy, the remaining Settlement Amount, plus accrued interest, will be due and payable at the time of such payment.

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

Restructuring

In March 2016, we announced a broad-based restructuring to reduce costs as a part of our plan to progress towards profitability and positive cash flow. As a result, we recorded a restructuring expense of $2.4 million during the year ended June 30, 2016, which was comprised of severance and other employee related costs. As of March 31, 2017, approximately $307,000 is payable over the next twelve months and $25,000 payable in subsequent periods. We do not anticipate additional restructuring costs. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

CEO Departure

In February 2016, our former CEO resigned from his positions as President and CEO of the Company and as a director of the Company. The Company and the former CEO entered into a Separation Agreement with benefits consistent with our Amended and Restated Executive Officer Severance Plan. As of March 31, 2017, there was approximately $570,000 that will be paid within the next twelve months and estimated payments of $19,000 primarily payable in the subsequent twelve months. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

Facility Lease

The Company entered into a Lease Agreement (the “Lease Agreement”) with Krishna Holdings, LLC, Apex Holdings, LLC, Kashi Associates, LLC, Keva Holdings, LLC, S&V Ventures, LLC, Polo Group LLC, SPAV Holdings LLC, Star Associates LLC, and The Global Villa, LLC (collectively, the “Landlord”). The Lease Agreement has an initial term of fifteen years, with four consecutive renewal options of five years each, with a base annual rent in the first year of $1.6 million and annual escalations of 3%. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

Pump Recall

In April 2017, we initiated a voluntary recall of one type of our saline infusion pumps. We plan to recall and replace approximately 900 units currently in customer inventory and recorded a reserve for approximately $1.5 million of expenses during the three months ended March 31, 2017 related to the recall and replacement of all affected saline infusion pumps.

Employee Litigation

We are party to Steven Babyak v. Cardiovascular Systems, Inc., originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. The plaintiff, a former Regional Sales Manager of the Company, made claims under California law relating to whistleblower retaliation; defamation; discrimination on the basis of association with protected group; harassment on the basis of sex in violation of FEHA; retaliation for exercising rights under FEHA; failure to prevent discrimination, harassment & retaliation in violation of FEHA; wrongful termination in violation of public policy; and violation of business & professions code. Following a jury trial that commenced on April 17, 2017, on April 24, 2017, the jury awarded the plaintiff $2.7 million in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy, and on April 25, 2017, the jury awarded the plaintiff $22.4 million in punitive damages with respect to the same claims. We strongly believe that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. We intend to vigorously challenge the verdict in the trial court and appeal. We have accrued $2.6 million in the three months ended March 31, 2017 based on our estimate of the range of possible losses and have recorded a receivable for $1.3 million of insurance proceeds related to the claim, under the guidance of ASC 450 and 210, respectively.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net loss	$(2,564)	$(51,140)
Less: Other (income) and expense, net	(46)	(22)
Less: Provision for income taxes	66	57
Loss from operations	(2,544)	(51,105)
Add: Stock-based compensation	8,336	10,392
Add: Depreciation and amortization	3,100	2,900
Adjusted EBITDA	$8,892	$(37,813)

Adjusted EBITDA improved as compared to the prior year period due to the lower loss from operations as a result of higher revenues and lower costs, slightly offset by lower stock-based compensation as a result of reduced headcount.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including (i) the expectation of selling our products internationally in the future and the timing and structure of our plans to do so; (ii) reimbursement approval for our devices in Japan; (iii) our plan to progress toward to profitability and positive cash flow; (iv) the expectations regarding pending employment litigation, including related to damages and the challenge and appeal process; (v) our expectation that our revenue will increase; (vi) our expectation that gross margin in the fourth quarter of fiscal 2017 will be higher than gross margin in the three months ended March 31, 2017; (vii) our expectation of higher selling, general and administrative expenses in the fourth quarter of fiscal 2017 compared to the third quarter of fiscal 2017; (viii) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2017 higher than the amounts incurred for the three months ended March 31, 2017; (ix) our anticipation that we will not incur additional charges related to restructuring activities in the near term future; (x) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xi) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xii) our dividend expectations; (xiii) the expenses relating to the saline infusion pump recall; and (xiv) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include, but are not limited to, regulatory developments in the U.S., Japan and other foreign countries; FDA and similar Japanese and other foreign clearances and approvals; approval of our products for distribution in Japan and other foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; our ability to maintain our relationship with our distribution partner in Japan; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; investigations or litigation threatened or initiated against us; court rulings; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 25, 2016 and subsequent Quarterly Reports on Form 10-Q, including in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2017 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Additionally, we have acquired certain available-for-sale marketable securities under our deferred compensation plan. See Note 5 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on these available-for-sale marketable securities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Employment Litigation

The Company is party to Steven Babyak v. Cardiovascular Systems, Inc., originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. The plaintiff was a former Regional Sales Manager of the Company in Southern California whose employment terminated on June 1, 2015. In late 2014 and early 2015, the plaintiff raised concerns and complained about a variety of alleged improper activities at the Company and claims his termination was in retaliation for these actions. The Company investigated and addressed each of plaintiff’s concerns and complaints and denies his assertion. Following the termination of his employment, the plaintiff made claims under California law relating to whistleblower retaliation; defamation; discrimination on the basis of association with protected group; harassment on the basis of sex in violation of FEHA; retaliation for exercising rights under FEHA; failure to prevent discrimination, harassment & retaliation in violation of FEHA; wrongful termination in violation of public policy; and violation of business & professions code. The plaintiff’s complaint did not demand any specific dollar amount, but generally sought compensatory damages, together with prejudgment interest; general damages; reasonable attorney’s fees; exemplary and punitive damages; costs of suit; permanent injunction; disgorgement of profits; civil penalties; pre-judgment and post-judgment relief; and such other and further relief as the court deems just and proper. Prior to trial, the plaintiff voluntarily dismissed his claim for defamation and dropped his claims for emotional distress damages. In addition, the plaintiff’s claims for discrimination, discrimination on the bases of association with a protected group, failure to prevent discrimination, and violation of business & professions code were dismissed on motion for summary judgment. Following a jury trial that commenced on April 17, 2017, on April 24, 2017, the jury awarded the plaintiff $2.7 million in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy, and on April 25, 2017, the jury awarded the plaintiff $22.4 million in punitive damages with respect to the same claims. The jury did not find any liability with respect to the plaintiff’s other remaining claims or grant the plaintiff any other relief sought. The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company intends to vigorously challenge the verdict in the trial court and appeal.

Stockholder Securities Litigation

Refer to Part I, Item 3 (Legal Proceedings) of the Company’s Form 10-K for the year ended June 30, 2016, as filed with the SEC on August 25, 2016; Part II, Item 1 (Legal Proceedings) of the Company's Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016; and Part II, Item 1 (Legal Proceedings) of the Company’s Form 10-Q for the quarter ended December 31, 2016, as filed with the SEC on February 3, 2017. The Company’s prior disclosures therein regarding Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) are incorporated herein by reference. The Company filed a motion to dismiss the complaint in this action on August 29, 2016. A hearing was held on the motion to dismiss on December 2, 2016. On March 29, 2017, the court granted the Company’s motion to dismiss the complaint and dismissed the plaintiffs’ amended complaint without prejudice. The court granted the plaintiffs’ request for leave to amend their complaint, which amended complaint must be filed within 90 days of the court’s order.

Stockholder Derivative Action

Refer to Part I, Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended June 30, 2016, as filed with the SEC on August 25, 2016; Part II, Item 1 (Legal Proceedings) of the Company's Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016; and Part II, Item 1 (Legal Proceedings) of the Company’s Form 10-Q for the quarter ended December 31, 2016, as filed with the SEC on February 3, 2017. The stockholder derivative action is no longer pending.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2016 filed with the SEC on August 25, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factors:

The recall of our saline infusion pumps could adversely affect our business and financial results, harm our reputation and result in legal claims against us.

In April 2017, we initiated a voluntary recall of one type of our saline infusion pumps. We plan to recall and replace approximately 900 units currently in customer inventory and recorded a reserve for approximately $1.5 million of expenses during the three months ended March 31, 2017 related to the recall and replacement of all affected saline infusion pumps. The saline infusion pump is an accessory required to operate our OAS.

While we have made design changes to this pump to address the issues that led to the recall, it is possible that we did not adequately assess the cause and effect of these issues and we may not have adequately modified the pump design in order to prevent these issues from happening in the future. We cannot predict or control any future actions by the FDA and other regulatory bodies with respect to this recall. We may experience delays in obtaining components of the pump from suppliers, which could cause delays in manufacturing replacement pumps, and we may not be able to replace all affected pumps in a timely manner. We could also discover additional versions or lots of our pumps that could be subject to recall. There can be no assurance that the FDA will approve any future designs and versions of the pump. Any of these matters could cause delays in the ability of our customers to perform procedures using our devices and prevent us from adding new customers who may not have access to other pumps that can be used in procedures, which could harm our reputation with customers, adversely affect our ability to generate revenue, and have an adverse effect on our financial condition and results of operations. The existence of the recall could harm our reputation, which could result in loss of both current and potential customers. This recall is diverting managerial and sales force attention and financial resources from other aspects of our business and may require us to incur more expense than we currently anticipate. In addition, this recall and any effects of it could subject us to legal claims or proceedings that would divert managerial and financial resources and could adversely impact our business and financial condition. While we carry liability insurance coverage and intend to maintain such insurance coverage in the future, there can be no assurance that we will be adequately protected from claims that are brought against us with respect to this recall.

The outcome of recent employment litigation recently decided against us could adversely affect our business and financial results, divert management’s attention from our business, and subject us to significant liabilities.

We are party to Steven Babyak v. Cardiovascular Systems, Inc., originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. The plaintiff, a former Regional Sales Manager of the Company, made claims under California law relating to whistleblower retaliation; defamation; discrimination on the basis of association with protected group; harassment on the basis of sex in violation of FEHA; retaliation for exercising rights under FEHA; failure to prevent discrimination, harassment and retaliation in violation of FEHA; wrongful termination in violation of public policy; and violation of business & professions code. Following a jury trial that commenced on April 17, 2017, on April 24, 2017, the jury awarded the plaintiff $2.7 million in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy, and on April 25, 2017, the jury awarded the plaintiff $22.4 million in punitive damages with respect to the same claims.

Although we strongly believe that this case was incorrectly decided and intend to vigorously challenge the verdict in the trial court and appeal, we are not able to predict the ultimate outcome of this case. This case has generated negative publicity against us, which could cause us reputational harm. Following our challenges and appeals, it is possible that this case could ultimately be resolved adversely to us, result in substantial damages, result in or be connected to additional claims, result in additional publicity, and divert management’s attention and resources, any of which could harm our business. Protracted litigation, both with respect to the challenge and appeal of this case and any new claims that may arise relating to this case, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to additional adverse publicity and reputational harm and require us to incur significant legal fees. While we have insurance coverage relating to this case, there can be no assurance that the amounts available under such insurance will be sufficient to cover any payments we may ultimately be required to make.

We face a risk of non-compliance with the financial covenants in our loan and security agreement with Silicon Valley Bank.

We are party to a loan and security agreement with Silicon Valley Bank. This agreement requires us to maintain, among other things, either (i) minimum unrestricted cash at Silicon Valley Bank and unused availability on our line of credit of at least $10.0 million or (ii) minimum trailing three-month Adjusted EBITDA of $1.0 million and contains customary events of default, including, among others, the failure to comply with certain covenants or other agreements. Upon the occurrence and during the continuation of an event of default, amounts due under the agreements may be accelerated by Silicon Valley Bank. If we are unable to meet the financial or other covenants under the current loan and security agreement or negotiate future waivers or amendments of such covenants, events of default could occur under the agreement. Upon the occurrence and during the continuance of an event of default under the agreement, Silicon Valley Bank has available a range of remedies customary in these circumstances, including declaring all outstanding debt, together with accrued and unpaid interest thereon, to be due and payable, foreclosing on the assets securing the agreement and/or ceasing to provide additional loans under our line of credit, which could have a material adverse effect on us.

The restrictive covenants under this agreement could limit our ability to obtain future financing, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. The financial and restrictive covenants contained in this agreement could also adversely affect our ability to respond to changing economic and business conditions and place us at a competitive disadvantage relative to other companies that may be subject to fewer restrictions. Transactions that we may view as important opportunities, such as acquisitions, may be subject to the consent of Silicon Valley Bank, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

We lease our corporate headquarters, which subjects us to ongoing payment obligations and compliance with certain covenants.

On March 30, 2017, we completed the sale of our corporate headquarters. In connection with such sale, we entered into a lease agreement for our corporate headquarters, which has an initial term of fifteen years, with four consecutive renewal options of five years each. Under this lease, we are obligated to pay a base annual rent in the first year of $1,637,500 with annual escalations of 3%. If we are unable to make such rent payments or comply with the other covenants contained in the lease, the landlord could take certain actions against us, up to and including termination of the lease, which could have an adverse impact on our business, results of operations or financial conditions.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On May 3, 2017, the U.S. Food and Drug Administration approved the Company’s premarket approval application supplement for a redesigned saline infusion pump to replace pumps subject to the voluntary recall initiated by the Company in April 2017.

ITEM 6.    EXHIBITS

(a)Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2017		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

10.1
First Amendment to Purchase and Sale Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, dated February 2, 2017 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed February 3, 2017).

10.2*	Second Amendment to Purchase and Sale Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, dated February 15, 2017.

10.3*	Third Amendment to Purchase and Sale Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, dated February 23, 2017.

10.4*	Fourth Amendment to Purchase and Sale Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, dated March 1, 2017.

10.5*	Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 31, 2017.

10.6*
Lease Agreement, by and between Cardiovascular Systems, Inc. and Krishna Holdings, LLC, Apex Holdings, LLC, Kashi Associates, LLC, Keva Holdings, LLC, S&V Ventures, LLC, Polo Group LLC, SPAV Holdings LLC, Star Associates LLC, and The Global Villa, LLC, dated March 30, 2017.

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.