Form 10-Q
period 2017-09-30
Cardiovascular Systems Inc
filed 2017-11-03
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File No. 000-52082
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was: Common Stock, $0.001 par value per share, 34,121,513 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2017	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$104,747	$107,912
Accounts receivable, net	27,316	28,472
Inventories	17,035	16,897
Marketable securities	668	704
Prepaid expenses and other current assets	6,031	5,074
Total current assets	155,797	159,059
Property and equipment, net	29,164	29,696
Patents, net	5,278	5,056
Other assets	118	129
Total assets	$190,357	$193,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,674	$10,736
Accrued expenses	25,584	30,236
Total current liabilities	36,258	40,972
Long-term liabilities
Financing obligation	21,094	21,100
Deferred revenue	10,000	10,000
Other liabilities	2,902	3,479
Total liabilities	70,254	75,551
Commitments and contingencies (see Note 7)	—	—
Common stock, $0.001 par value; authorized 100,000,000 common shares at September 30, 2017 and June 30, 2017; issued and outstanding 34,136,218 at September 30, 2017 and 32,849,563 at June 30, 2017, respectively	33	33
Additional paid in capital	451,246	447,559
Accumulated other comprehensive income	104	100
Accumulated deficit	(331,280)	(329,303)
Total stockholders’ equity	120,103	118,389
Total liabilities and stockholders’ equity	$190,357	$193,940
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$49,676	$49,800
Cost of goods sold	9,202	9,466
Gross profit	40,474	40,334
Expenses:
Selling, general and administrative	35,918	36,866
Research and development	6,308	5,335
Total expenses	42,226	42,201
Loss from operations	(1,752)	(1,867)
Other (income) expense, net:
Interest expense	432	—
Interest income and other, net	(240)	(33)
Total other (income) expense, net	192	(33)
Loss before income taxes	(1,944)	(1,834)
Provision for income taxes	33	24
Net loss	$(1,977)	$(1,858)

Basic and diluted earnings per share	$(0.06)	$(0.06)

Basic and diluted weighted average shares outstanding	32,968,712	32,985,081
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net loss	$(1,977)	$(1,858)
Other comprehensive income:
Unrealized gain on available for sale securities	12	21
Adjustment for net gain realized and included in other (income) expense, net	(8)	—
Comprehensive loss	$(1,973)	$(1,837)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,977)	$(1,858)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	994	957
Amortization and write-off of patents	49	807
Provision for doubtful accounts	100	150
Stock-based compensation	3,070	3,450
Changes in assets and liabilities
Accounts receivable	1,056	(1,330)
Inventories	(138)	553
Prepaid expenses and other assets	(643)	1,314
Accounts payable	229	257
Accrued expenses and other liabilities	(5,240)	(6,376)
Net cash used in operating activities	(2,500)	(2,076)
Cash flows from investing activities
Purchases of property and equipment	(569)	(282)
Sales of marketable securities	47	—
Costs incurred in connection with patents	(455)	(170)
Net cash used in investing activities	(977)	(452)
Cash flows from financing activities
Exercise of stock options	306	84
Other	6	—
Net cash provided by financing activities	312	84
Net change in cash and cash equivalents	(3,165)	(2,444)
Cash and cash equivalents
Beginning of period	107,912	60,638
End of period	$104,747	$58,194
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2017 and 2016)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company”) develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) and the Stealth 360°® Peripheral OAS, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee, and these products address many of the limitations associated with other surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in a variety of vessel sizes, including the small and tortuous vessels located below the knee, and facilitate access through alternative sites in the ankle, foot and wrist, as well as in the groin.

In October 2013, the Company received premarket approval from the United States Food and Drug Administration (“FDA”) to market the Diamondback 360 Coronary OAS as a treatment for severely calcified coronary arteries. In March 2017, the Company received approval from the FDA to market the Diamondback 360 Coronary OAS Micro Crown. The Coronary OAS Micro Crown is the only atherectomy device designed to both pilot tight, calcific lesions and treat 2.5 to 4 mm vessels with a single device.

The Company is currently selling only in the United States. In November 2016, the Company signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell its Diamondback 360 Coronary and Peripheral OAS in Japan. In March 2017, the Company received approval from Japan’s Ministry of Health, Labor and Welfare for its Diamondback 360 Coronary OAS Micro Crown. Pending reimbursement approval, Japan would become the first international market for any of the Company’s products. The Company is currently evaluating options for additional international markets to expand the coronary and peripheral opportunities.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Stock-Based Compensation

The Company has stock-based compensation plans, which include stock options, nonvested share awards, and an employee stock purchase plan. Fair value of option awards is determined using option-pricing models, fair value of nonvested share awards with market conditions is determined using the Monte Carlo simulation, and fair value of nonvested share awards that vest based upon service conditions is determined by the closing market price of the Company’s stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is working through an adoption plan, which will include reviewing customer contracts, applying the five-step model of the new standard to the customer contracts and comparing the results to the Company’s current accounting. As part of this, the Company is evaluating the method of adoption and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate a material impact on its financial statements upon adoption.

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2017	2017
Accounts receivable	$28,273	$29,336
Less: Allowance for doubtful accounts	(957)	(864)
Accounts receivable, net	$27,316	$28,472

Inventories

Inventories consist of the following:

	September 30,	June 30,
	2017	2017
Raw materials	$8,292	$7,898
Work in process	1,143	1,221
Finished goods	7,600	7,778
Inventories	$17,035	$16,897

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2017	2017
Land	$500	$500
Building	22,420	22,420
Equipment	16,681	16,502
Furniture	2,709	2,709
Leasehold improvements	438	86
Construction in progress	352	421
	43,100	42,638
Less: Accumulated depreciation	(13,936)	(12,942)
Property and equipment, net	$29,164	$29,696

In December, 2016, the Company entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (the “Buyer”), providing for the sale to Buyer of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”) for a cash purchase price of $21,500. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. The Company received proceeds of approximately $20,944 ($21,500, less $556 of transaction expenses). The net proceeds are to be used for working capital and general corporate purposes.

Under the Sale Agreement, the Company entered into a Lease Agreement (the “Lease Agreement”) with Krishna Holdings, LLC, Apex Holdings, LLC, Kashi Associates, LLC, Keva Holdings, LLC, S&V Ventures, LLC, Polo Group LLC, SPAV Holdings LLC, Star Associates LLC, and The Global Villa, LLC. As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on the Company’s balance sheet. See Note 4 for further discussion of future payment obligations under the Lease Agreement.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2017	2017
Salaries and bonus	$3,197	$8,247
Commissions	5,928	8,217
Accrued vacation	3,326	3,436
Accrued excise, sales and other taxes	3,438	3,497
Accrued legal	5,000	2,600
Legal settlement	1,823	1,814
Clinical studies	816	657
Other accrued expenses	2,056	1,768
Accrued expenses	$25,584	$30,236

Legal Settlement

On June 28, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the Department of Justice (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Travis Thams, to resolve the previously disclosed DOJ investigation and the qui tam complaint filed by Thams pursuant to the False Claims Act. Under the Settlement Agreement, the Company agreed to pay $8,000 (the “Settlement Amount”), as follows: an initial payment of $3,000, paid on July 1, 2016, with the remaining $5,000, which bears interest at 1.8% per annum, payable in 11 equal quarterly installments, beginning January 1, 2017. The amount payable within the next twelve months is included in accrued expenses (as noted in the table above) with the long-term portion included in other liabilities (as noted in the table below). Under the Settlement Agreement, if the Company makes a single payment in excess of $2,000, which payment is not covered by an insurance policy, in settlement of any claims before paying the full Settlement Amount, the remaining unpaid balance of the Settlement Amount will become immediately due and payable, with interest accruing on the unpaid principal portion at an interest rate of 1.8% per annum.

Other Liabilities

Other non-current liabilities consist of the following:

	September 30,	June 30,
	2017	2017
Legal settlement	1,855	2,314
Deferred compensation	479	519
Deferred grant incentive	470	473
Other non-current liabilities	98	173
Other liabilities	$2,902	$3,479

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

4. Debt

Revolving Credit Facility

In March, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a senior, secured revolving credit facility (the “Revolver”) of $40,000 (the “Maximum Dollar Amount”).

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. SVB’s obligations to advance funds under the Revolver are subject to an initial collateral examination to be completed within 90 days of the effective date of the Loan Agreement. The Company is not obligated to draw any funds under the Revolver and no amounts are outstanding as of September 30, 2017.

Financing Obligation

In connection with the sale of the Facility, the Company entered into an agreement to lease the Facility. The Lease Agreement has an initial term of fifteen years, with four consecutive renewal options of five years each at the Company’s option, with a base annual rent in the first year of $1,638 and annual escalations of 3% thereafter. Rent during subsequent renewal terms will be at the then fair market rental rate. As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on the Company’s balance sheet and a financing obligation was recorded for $20,944. As lease payments are made, they will be allocated between interest expense and a reduction of the financing obligation, resulting in a value of the financing obligation that is equivalent to the net book value of the assets at the end of the lease term. The effective interest rate is 7.89%. At the end of the lease (including any renewal option terms), the Company will remove the assets and financing obligation from its balance sheet.

Payments under the initial term of the Lease Agreement as of September 30, 2017 are as follows:

Nine months ended June 30, 2018	$1,240
Fiscal 2019	1,699
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Thereafter	21,288
$29,637

5. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s balance sheet based on the disbursement elections made by the participants. As of September 30, 2017, $189 of the amount payable is included in accrued liabilities and $479 is included in other liabilities on the consolidated balance sheet.

The available-for-sale marketable securities are comprised of individual mutual funds which invest in fixed income and equity securities and consist of the following:

	As of September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$564	$104	$—	$668
Total short-term investments	$564	$104	$—	$668

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$604	$100	$—	$704
Total short-term investments	$604	$100	$—	$704

During the three months ended September 30, 2017 and 2016, there were no purchases of available-for-sale securities or other-than-temporary impairments. There was $47 and $0 of available-for-sale securities that were sold during the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, there was a realized gain of $8 and $0, respectively, that was recorded within interest and other, net on the consolidated statement of operations.

The following table provides information by level for the Company’s available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$668	$264	$404	$—
Total short-term investments	$668	$264	$404	$—

		Fair Value Measurements as of June 30, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$704	$281	$423	$—
Total short-term investments	$704	$281	$423	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2017. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

6. Stock Options and Restricted Stock Awards

The Company maintains the 2014 Equity Incentive Plan (the “2014 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2014 Plan was approved by the Company’s stockholders and became effective in November 2014 and was subsequently amended in May 2015. The 2014 Plan replaced the 2007 Equity Incentive Plan (the “2007 Plan”), and no further equity awards may be granted under the 2007 Plan (the 2014 Plan and the 2007 Plan are collectively referred to as the “Plans”). In addition, the Company has granted nonqualified stock options to a director outside of the Plans.

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. An employee’s vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of September 30, 2017, all outstanding options were fully vested.

Stock option activity for the three months ended September 30, 2017 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2017	78,201	$9.07
Options exercised	(38,820)	$7.90
Options outstanding at September 30, 2017	39,381	$10.22
(a) Includes the effect of options granted, exercised, forfeited or expired from the 2007 Plan.

Restricted Stock

The value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of time-based restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.
Restricted stock award activity for the three months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	486,584	$21.26
Granted	173,442	$30.89
Forfeited	(16,431)	$20.92
Vested	(154,894)	$23.91
Outstanding at September 30, 2017	488,701	$23.85

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August 2017, the Company granted an aggregate maximum 251,479 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2017 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2020. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2020 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in a fair value of approximately $3,587, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Fiscal 2017 awards granted in August 2016 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2016 compared to the closing prices for the 90 trading days preceding July 1, 2019.

Performance-based restricted stock award activity for the three months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	318,584	$11.97
Granted	251,479	$14.27
Forfeited	(7,748)	$12.19
Outstanding at September 30, 2017	562,315	$13.00

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space, equipment and apartments under lease agreements that expire at various dates through March 2020. Rental expenses were $176 and $172 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under the agreements as of September 30, 2017 are as follows:

Nine months ended June 30, 2018	$405
Fiscal 2019	472
Fiscal 2020	354
$1,231

Employment Litigation

With respect to Steven Babyak v. Cardiovascular Systems, Inc. described in Note 8 of the notes to the consolidated annual financial statements included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017, following an April 2017 trial, a jury awarded the plaintiff $2,700 in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy. The jury also awarded the plaintiff $22,400 in punitive damages with respect to the same claims. The jury did not find any liability with respect to the plaintiff’s other remaining claims or grant the plaintiff any other relief sought. The Company filed post-trial motions for judgment notwithstanding the verdict and a new trial, on the grounds that this case was incorrectly decided as to liability, the compensatory and punitive damages were not appropriate and were excessive, and we were prevented from a fair trial by the improper exclusion of critical evidence. On June 29, 2017, the court partially granted the Company’s motions, reducing the punitive damages award from $22,400 to $2,700 but denied its other motions. The Company filed a Notice of Appeal on July 24, 2017. Effective October 24, 2017, the Company entered into a Settlement Agreement with Mr. Babyak that settles all disputes and releases all claims between the Company and Mr. Babyak. The amounts due under the Settlement Agreement are less than the aggregate damages in the case, as reduced following the court’s reduction of the punitive damages award. As of September 30, 2017, the Company accrued an amount, reflected in accrued expenses on the Company’s consolidated balance sheet, that is consistent with the terms of the Settlement Agreement, and also has recorded a receivable relating to the insurance proceeds to be received by the Company in connection with the Settlement Agreement, which constitutes 70% of the settlement amount and is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Stockholder Securities Litigation

With respect to Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) described in Note 8 of the notes to the consolidated annual financial statements included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017, the plaintiffs filed an amended complaint in this action on June 27, 2017. The amended complaint makes similar allegations as the original complaint, namely, that the Company made materially false and misleading statements and failed to disclose material adverse facts about its business, operational and financial performance, in violation of federal securities laws, relating to alleged kickbacks to health care providers. The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The Company filed a motion to dismiss the amended complaint on August 11, 2017. The Company believes that this lawsuit is without merit and intends to defend itself vigorously.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2017 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended September 30,
	2017	2016
Numerator
Net loss	$(1,977)	$(1,858)
Denominator
Weighted average common shares outstanding – basic	32,968,712	32,985,081
Effect of dilutive stock options(1)	—	—
Effect of dilutive restricted stock units(2)	—	—
Effect of performance-based restricted stock awards(3)	—	—
Weighted average common shares outstanding – diluted	32,968,712	32,985,081

Earnings per common share – basic and diluted	$(0.06)	$(0.06)

(1)
At September 30, 2017 and 2016, 39,381 and 597,234 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(2)
At September 30, 2017 and 2016, 335,869 and 350,771 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(3)
At September 30, 2017, 562,315 performance-based restricted stock awards were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended September 30, 2017 and 2016, there were no undistributed earnings allocated to participating securities due to the net losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2017 and subsequent reports on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve lives of patients facing these difficult disease states.

Our peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) (“Diamondback 360 Peripheral”), the Diamondback 360 60cm Peripheral OAS, the Diamondback 360 4 French 1.25 Peripheral OAS, the Diamondback 360 1.50 Peripheral OAS, the Diamondback 360 2.00 Peripheral OAS, and the Stealth 360® Peripheral OAS (“Stealth 360”), are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee, including calcified plaque, and address many of the limitations associated with other existing surgical, catheter and pharmacological treatment alternatives. The micro-invasive devices use small access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in even the small and tortuous vessels located below the knee, and facilitate access through alternative sites in the ankle, foot and wrist, as well as in the groin. We refer to each of the products above in this report as the “Peripheral OAS.”

The FDA granted us multiple 510(k) clearances for our Peripheral OAS devices as a therapy in patients with peripheral artery disease as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2017.

Our coronary arterial disease (“CAD”) product, the Diamondback 360 Coronary OAS (“Coronary OAS”), is marketed as a treatment for severely calcified coronary arteries. The Coronary OAS is a catheter-based platform designed to facilitate stent delivery in patients with CAD who are acceptable candidates for percutaneous transluminal coronary angioplasty or stenting due to de novo, severely calcified coronary artery lesions. The Coronary OAS design is similar to technology used in our Peripheral OAS, customized specifically for the coronary application.

A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. We commenced a commercial launch of our Coronary OAS following receipt of PMA. In March 2017, we received approval from the FDA to market the Diamondback 360 Coronary OAS Micro Crown. The Coronary OAS Micro Crown is the only atherectomy device designed to both pilot tight, calcific lesions and treat 2.5 to 4mm vessels with a single device. We have commenced a limited release of the Coronary OAS Micro Crown in the U.S.

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

International

In November 2016, we signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell our Diamondback 360 Coronary and Peripheral OAS in Japan. In March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Diamondback 360 Coronary OAS Micro Crown. Pending reimbursement approval, Japan will be the first international market for any of our products. We are currently evaluating options for additional international markets to expand the coronary and peripheral opportunities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Significant Judgments and Estimates.”

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2017	2016	Percent Change
Net revenues	$49,676	$49,800	(0.2)%
Cost of goods sold	9,202	9,466	(2.8)
Gross profit	40,474	40,334	0.3
Expenses:
Selling, general and administrative	35,918	36,866	(2.6)
Research and development	6,308	5,335	18.2
Total expenses	42,226	42,201	0.1
Loss from operations	(1,752)	(1,867)	(6.2)
Other (income) expense, net	192	(33)	(681.8)
Loss before income taxes	(1,944)	(1,834)	6.0
Provision for income taxes	33	24	37.5
Net loss	$(1,977)	$(1,858)	6.4

Comparison of Three Months Ended September 30, 2017 with Three Months Ended September 30, 2016

Net revenues. Net revenues decreased by $124,000, or 0.2%, from $49.8 million for the three months ended September 30, 2016 to $49.7 million for the three months ended September 30, 2017. This decrease was from lower sales of both our PAD and CAD Systems. Sales of our CAD Systems decreased $85,000, or 0.8%, due to a 1.2% decrease in average selling prices, partially offset by 0.4% more devices sold in the three months ended September 30, 2017 than during the three months ended September 30, 2016. PAD System revenues decreased approximately $43,000, or 0.1%, due to a 4.2% decrease in average selling prices, partially offset by 4.3% more devices sold in the three months ended September 30, 2017 than during the three months ended September 30, 2016. Other product revenue remained consistent with the prior year period. The factors that had an adverse effect on revenues in the three months ended September 30, 2017 included the effects of Hurricanes Harvey and Irma, and a recall of a version of our saline infusion pump.

Currently, all of our revenues are in the United States; however, we will sell internationally in the future and have commenced the process of seeking approval to do so in both Japan and Europe. In November 2016, we signed an exclusive distribution agreement with Medikit to sell our Diamondback 360 Coronary and Peripheral OAS in Japan, and in March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Diamondback 360 Coronary OAS Micro Crown. Pending reimbursement approval, Japan will be the first international market for any of our products. We are evaluating options for additional international markets to expand the coronary and peripheral opportunities. We expect our revenue to increase as the effect of the hurricanes and recall subside and as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies.

Cost of Goods Sold. Cost of goods sold decreased $264,000, or 2.8%, from $9.5 million for the three months ended September 30, 2016 to $9.2 million for the three months ended September 30, 2017. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended September 30, 2017 and 2016 includes $86,000 and $200,000, respectively, for stock-based compensation. The decrease in cost of goods sold was primarily due to lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 81.5% for the three months ended September 30, 2017 from 81.0% for the three months ended September 30, 2016 due to lower costs per unit. We expect that gross margin in the second quarter of fiscal 2018 will be slightly lower than gross margin in the three months ended September 30, 2017. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased by $948,000, or 2.6%, from $36.9 million for the three months ended September 30, 2016 to $35.9 million for the three months ended September 30, 2017. The decrease was primarily due to lower commissions expense resulting from changes in the plan structure, as well as a reduction in legal expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 include $2.7 million and $3.0 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2018 to be higher than the amounts incurred for the three months ended September 30, 2017.

Research and Development Expenses. Research and development expenses increased by $973,000, or 18.2%, from $5.3 million for the three months ended September 30, 2016 to $6.3 million for the three months ended September 30, 2017. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the PAD and CAD Systems, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase primarily related to the commencement of our new ECLIPSE clinical study and new development projects. Research and development expenses for the three months ended September 30, 2017 and 2016 include $321,000 and $289,000 of stock-based compensation, respectively. We expect research and development expenses in the second quarter of fiscal 2018 to be similar to amounts incurred for the three months ended September 30, 2017. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Other (Income) Expense, Net. Other (income) expense, net, was $192,000 and ($33,000) for three months ended September 30, 2017 and 2016. The change was primarily due to $432,000 of interest expense related to the sale-leaseback of our facility that we completed in March 2017, partially offset by higher interest income due to our increased cash balance from the three months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $104.7 million and $107.9 million at September 30, 2017 and June 30, 2017, respectively. During the three months ended September 30, 2017, net cash used in operations was $2.5 million. As of September 30, 2017, we had an accumulated deficit of $331.3 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. SVB’s obligations to advance funds under the Revolver are subject to an initial collateral examination to be completed within 90 days of the effective date of the Loan Agreement. We are not obligated to draw any funds under the Revolver and no amounts are outstanding as of September 30, 2017. We currently do not have plans to borrow under the Loan Agreement.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $104.7 million at September 30, 2017 and $107.9 million at June 30, 2017. The decrease is primarily attributable to net cash used in our operating and investing activities during the three months ended September 30, 2017.

Operating Activities. Net cash used in operations was $2.5 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, we had a net loss of $2.0 million and $1.9 million, respectively. Significant changes in working capital during these periods included:

•
Cash provided by (used in) accounts receivable of $1.1 million and $(1.3) million during the three months ended September 30, 2017 and 2016, respectively, was primarily due to the amount and timing of revenue and collections.

•
Cash (used in) provided by inventories was $(138,000) and $553,000 during the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the amount of cash used in inventories was primarily due to higher levels of raw materials related to new products. For the three months ended September 30, 2016, the amount of cash provided by inventories was primarily due to lower inventory levels.

•
Cash (used in) provided by prepaid expenses and other current assets was $(643,000) and $1.3 million during the three months ended September 30, 2017 and 2016, respectively, primarily due to payment timing of vendor deposits and other expenditures.

•	Cash provided by accounts payable was $229,000 and $257,000 during the three months ended September 30, 2017 and 2016, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash used in accrued expenses and other liabilities was $5.2 million and $6.4 million during the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the change in accrued expenses was primarily due to the amount and timing of compensation payments. For the three months ended September 30, 2016, the change in accrued expenses and other liabilities was primarily due to the initial $3.0 million Department of Justice settlement payment (discussed below), severance payments and the amount and timing of compensation payments.

Investing Activities. Net cash used in investing activities was $977,000 and $452,000 for the three months ended September 30, 2017 and 2016, respectively, primarily related to the purchase of property and equipment and patents.

Financing Activities. Net cash provided by financing activities was $312,000 and $84,000 for the three months ended September 30, 2017 and 2016, respectively, primarily due to the exercise of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of September 30, 2017, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to implementation and compliance with our Corporate Integrity Agreement (as defined below), payments under our lease agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Legal Settlement

As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 24, 2017, on June 28, 2016, we entered into a Settlement Agreement with the DOJ, pursuant to which we agreed to pay $8.0 million (the “Settlement Amount”) as follows: an initial payment of $3.0 million, which we paid in July 2016, with the remaining $5.0 million, which bears interest at 1.8% per annum, payable in 11 equal quarterly installments, beginning in

January 2017. Under the Settlement Agreement, if we make a single payment in excess of $2.0 million, which payment is not covered by an insurance policy, in settlement of any claims before paying the full Settlement Amount, the remaining unpaid balance of the Settlement Amount will become immediately due and payable, with interest accruing on the unpaid principal portion at an interest rate of 1.8% per annum.

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

Employee Litigation

As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 24, 2017, we are party to Steven Babyak v. Cardiovascular Systems, Inc., a lawsuit originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. Following an April 2017 trial, a jury awarded the plaintiff $2.7 million in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy. The jury also awarded the plaintiff $22.4 million in punitive damages with respect to the same claims. We filed post-trial motions for judgment notwithstanding the verdict and a new trial, on the grounds that this case was incorrectly decided as to liability, the compensatory and punitive damages were not appropriate and were excessive, and we were prevented from a fair trial by the improper exclusion of critical evidence. On June 29, 2017, the court partially granted our motions, reducing the punitive damages award from $22.4 million to $2.7 million but denied our other motions. We filed a Notice of Appeal on July 24, 2017. Effective October 24, 2017, we entered into a Settlement Agreement with Mr. Babyak that settles all disputes and releases all claims between us and Mr. Babyak. The amounts due under the Settlement Agreement are less than the aggregate damages in the case, as reduced following the court’s reduction of the punitive damages award. As of September 30, 2017, we accrued an amount, reflected in accrued expenses on our consolidated balance sheet, that is consistent with the terms of the Settlement Agreement, and also recorded a receivable relating to the insurance proceeds that we will receive in connection with the Settlement Agreement, which constitutes 70% of the settlement amount and is reflected in prepaid expenses and other current assets on our consolidated balance sheet.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2017	2016
Net loss	$(1,977)	$(1,858)
Less: Other (income) expense, net	192	(33)
Less: Provision for income taxes	33	24
Loss from operations	(1,752)	(1,867)
Add: Stock-based compensation	3,070	3,450
Add: Depreciation and amortization	1,043	1,017
Adjusted EBITDA	$2,361	$2,600

Adjusted EBITDA decreased as compared to the prior year period due to the lower stock-based compensation as a result of a higher proportion of outstanding performance-based restricted stock compared to the prior year.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) the expectation of selling our products, including recently approved products, domestically and internationally in the future and the timing and structure of our plans to do so; (ii) reimbursement approval for our devices in Japan; (iii) our expectation that our revenue will increase; (iv) our expectation that gross margin in the second quarter of fiscal 2018 will be slightly lower than gross margin in the three months ended September 30, 2017; (v) our expectation that selling, general and administrative expenses in the second quarter of fiscal 2018 will be higher than the amounts incurred for the first quarter of fiscal 2018; (vi) our expectation that we will incur similar research and development expenses in the second quarter of fiscal 2018 compared to the three months ended September 30, 2017; (vii) the use of proceeds from financing activities; (viii) our plan not to borrow under the Loan Agreement; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) our expectations regarding the continued impact of Hurricanes Harvey and Irma and the pump recall; and (xiii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include, but are not limited to, regulatory developments in the U.S., Japan and other foreign countries; FDA and similar Japanese and other foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationship with our distribution partner in Japan; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenant in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; the effects of hurricanes, flooding, and other natural disasters on our business; issues relating to our saline pump recall; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 24, 2017 and subsequent Quarterly Reports on Form 10-Q, including in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of September 30, 2017 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Employment Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017. Our prior disclosures therein regarding Steven Babyak v. Cardiovascular Systems, Inc. are incorporated herein by reference. Following an April 2017 trial, a jury awarded the plaintiff $2.7 million in compensatory damages with respect to his claims for whistleblower retaliation and wrongful termination in violation of public policy. The jury also awarded the plaintiff $22.4 million in punitive damages with respect to the same claims. The jury did not find any liability with respect to the plaintiff’s other remaining claims or grant the plaintiff any other relief sought. We filed post-trial motions for judgment notwithstanding the verdict and a new trial, on the grounds that this case was incorrectly decided as to liability, the compensatory and punitive damages were not appropriate and were excessive, and we were prevented from a fair trial by the improper exclusion of critical evidence. On June 29, 2017, the court partially granted our motions, reducing the punitive damages award from $22.4 million to $2.7 million but denied our other motions. We filed a Notice of Appeal on July 24, 2017. Effective October 24, 2017, we entered into a Settlement Agreement with Mr. Babyak that settles all disputes and releases all claims between us and Mr. Babyak. Following payment of the amounts due under the Settlement Agreement, Mr. Babyak has agreed to file a Satisfaction of Judgment with the court and we have agreed to file a dismissal of our appeal.

Stockholder Securities Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017. Our prior disclosures therein regarding Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) are incorporated herein by reference. The plaintiffs filed an amended complaint in this action on June 27, 2017. The amended complaint makes similar allegations as the original complaint, namely, that we made materially false and misleading statements and failed to disclose material adverse facts about our business, operational and financial performance, in violation of federal securities laws, relating to alleged kickbacks to health care providers. The plaintiffs seek unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. We filed a motion to dismiss the amended complaint on August 11, 2017. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2017 filed with the SEC on August 24, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factors:

The effects of hurricanes, flooding and other natural disasters may impact our sales, inventories and supply availability, which could adversely affect our financial condition and results of operations.

In August and September 2017, Hurricanes Harvey and Irma made landfall along the Texas Gulf Coast and in the State of Florida, respectively, bringing high winds, unprecedented rain and extreme flooding to those areas. A significant portion of our sales is generated from these areas. Procedure volumes in the Houston area and in Florida decreased during the pendency and immediate aftermath of the hurricanes and flooding, which decreased the number of our products used during this time. Any continued and sustained decrease in procedure volumes from hurricanes and other natural disasters that affect any areas in which our customers are located will result in decreased sales in these areas and could have a material adverse effect on our financial condition and results of operations.

In addition, we maintain a 46,000-square foot production facility in Pearland, Texas, which is just outside of Houston in southeast Texas. The storm and its aftermath did not cause damage to our Pearland facility, which remains open. However, to the extent that the transportation of goods in and out of the Houston area remains limited due to flooding, we may experience low levels of inventory and potential disruption in our ability to timely manufacture and supply our products. In addition, any future loss of operations at the Pearland facility as a result of natural disasters eliminates an alternate production source in the event that our manufacturing capacity at the Minnesota facility is disrupted for any reason.

Any disruptions in our ability to timely manufacture and supply our products to our customers could cause us to experience delays in recognizing revenue or even to lose sales altogether, and any additional hurricanes, flooding or other natural disasters affecting areas in which our products are sold could result in decreased numbers of cases using our products. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued 38,820 unregistered shares of common stock pursuant to the exercise of an option to acquire 38,820 shares of common stock at an exercise price of $7.90 per share. This option was initially granted outside of the Company’s equity incentive plans. The exercise occurred on September 12, 2017 and the Company issued the shares pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1
Fiscal Year 2018 Executive Officer Base Salaries (previously filed with the SEC as Exhibit 10.4 to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

10.2
Fiscal 2018 Executive Officer Bonus Plan and Equity Compensation (previously filed with the SEC as Exhibit 10.5 to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

10.3
Fiscal Year 2018 Director Compensation Arrangements (previously filed with the SEC as Exhibit 10.6 to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

10.4
Form of Performance Unit Award (Cash Settled) under the 2014 Equity Incentive Plan (previously filed with the SEC as Exhibit 10.47 to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2017		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)