Form 10-Q
period 2017-12-31
Cardiovascular Systems Inc
filed 2018-02-09
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
Commission File No. 000-52082
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of February 2, 2018 was: Common Stock, $0.001 par value per share, 33,218,275 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$107,345	$107,912
Accounts receivable, net	27,861	28,472
Inventories	17,401	16,897
Marketable securities	636	704
Prepaid expenses and other current assets	2,556	5,074
Total current assets	155,799	159,059
Property and equipment, net	28,729	29,696
Patents, net	5,386	5,056
Other assets	150	129
Total assets	$190,064	$193,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,716	$10,736
Accrued expenses	22,680	30,236
Deferred revenue	1,095	—
Total current liabilities	33,491	40,972
Long-term liabilities
Financing obligation	21,088	21,100
Deferred revenue	8,905	10,000
Other liabilities	2,620	3,479
Total liabilities	66,104	75,551
Commitments and contingencies (see Note 7)
Common stock, $0.001 par value; authorized 100,000,000 common shares at December 31, 2017 and June 30, 2017; issued and outstanding 33,213,195 at December 31, 2017 and 32,849,563 at June 30, 2017, respectively	33	33
Additional paid in capital	455,508	447,559
Accumulated other comprehensive income	112	100
Accumulated deficit	(331,693)	(329,303)
Total stockholders’ equity	123,960	118,389
Total liabilities and stockholders’ equity	$190,064	$193,940
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$52,628	$50,043	$102,304	$99,843
Cost of goods sold	9,499	9,163	18,701	18,629
Gross profit	43,129	40,880	83,603	81,214
Expenses:
Selling, general and administrative	37,008	33,993	72,926	70,859
Research and development	6,396	5,805	12,704	11,140
Total expenses	43,404	39,798	85,630	81,999
Income (loss) from operations	(275)	1,082	(2,027)	(785)
Other (income) expense, net:
Interest expense	430	46	862	46
Interest income and other, net	(325)	(31)	(565)	(64)
Total other (income) expense, net	105	15	297	(18)
Income (loss) before income taxes	(380)	1,067	(2,324)	(767)
Provision for income taxes	33	24	66	48
Net income (loss)	$(413)	$1,043	$(2,390)	$(815)

Basic earnings per share	$(0.01)	$0.03	$(0.07)	$(0.03)
Diluted earnings per share	$(0.01)	$0.03	$(0.07)	$(0.03)

Basic weighted average shares outstanding	33,112,138	32,189,981	33,040,425	32,060,973
Diluted weighted average shares outstanding	33,112,138	32,804,305	33,040,425	32,060,973
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$(413)	$1,043	$(2,390)	$(815)
Other comprehensive income:
Unrealized gain on available for sale securities	16	16	28	37
Adjustment for net gain realized and included in other income, net	(8)	—	(16)	—
Total change in unrealized gain on available for sale securities	8	16	12	37
Comprehensive income (loss)	$(405)	$1,059	$(2,378)	$(778)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,390)	$(815)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	1,988	1,940
Amortization and write-off of patents	128	831
Provision for (recovery of) doubtful accounts	(93)	190
Stock-based compensation	5,740	5,933
Changes in assets and liabilities
Accounts receivable	561	(2,460)
Inventories	(504)	1,271
Prepaid expenses and other assets	2,792	1,936
Accounts payable	(608)	(1,028)
Accrued expenses and other liabilities	(8,439)	(3,976)
Deferred revenue	—	10,000
Net cash (used in) provided by operating activities	(825)	13,822
Cash flows from investing activities
Purchases of property and equipment	(1,269)	(481)
Proceeds from convertible note receivable	143	—
Sales of marketable securities	96	—
Costs incurred in connection with patents	(622)	(375)
Net cash used in investing activities	(1,652)	(856)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,385	1,400
Exercise of stock options	513	4,275
Other	12	—
Net cash provided by financing activities	1,910	5,675
Net change in cash and cash equivalents	(567)	18,641
Cash and cash equivalents
Beginning of period	107,912	60,638
End of period	$107,345	$79,279
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2017 and 2016)
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

In October 2013, the Company received premarket approval from the United States Food and Drug Administration (“FDA”) to market the Diamondback 360 Coronary OAS (the “Coronary OAS”) as a treatment for severely calcified coronary arteries. In March 2017, the Company received approval from the FDA to market the Diamondback 360 Coronary OAS Micro Crown (the “Coronary OAS Micro Crown”). The Coronary OAS Micro Crown is the only atherectomy device designed to both pilot tight, calcific lesions and treat 2.5 to 4 mm vessels with a single device.

Until February 2018, the Company sold its products only in the United States. In November 2016, the Company signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell its Coronary and Peripheral OAS in Japan. In March 2017, the Company received approval from Japan’s Ministry of Health, Labor and Welfare for its Coronary OAS Micro Crown. On February 1, 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales, making Japan the first international market for any of the Company’s products. The Company is currently evaluating options for additional international markets to expand the coronary and peripheral opportunities.

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

Deferred revenue associated with the upfront payment received under the Company’s Japan distribution agreement (see Note 3 for additional details) will be recognized in relation to the estimated future sales under the agreement. The short term portion represents the expected amount of deferred revenue that will be recognized over the next year. The estimate of future sales under contract will continue to be assessed and adjusted accordingly.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is currently in the process of analyzing the impact of the new standard, which includes reviewing customer contracts, applying the five-step model of the new standard to the customer contracts and comparing the results to the Company’s current accounting. The Company is also evaluating the method of adoption and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and recognize the changes in fair value within net income. ASU 2016-01 will be applied on a modified retrospective basis to all outstanding instruments, with an adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The guidance is effective for the Company on July 1, 2018. The Company does not anticipate a material impact on its financial statements upon adoption.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2017	2017
Accounts receivable	$28,687	$29,336
Less: Allowance for doubtful accounts	(826)	(864)
Accounts receivable, net	$27,861	$28,472

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2017	2017
Raw materials	$9,234	$7,898
Work in process	771	1,221
Finished goods	7,396	7,778
Inventories	$17,401	$16,897

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2017	2017
Land	$500	$500
Building	22,420	22,420
Equipment	16,991	16,502
Furniture	2,709	2,709
Leasehold improvements	438	86
Construction in progress	601	421
	43,659	42,638
Less: Accumulated depreciation	(14,930)	(12,942)
Property and equipment, net	$28,729	$29,696

In December, 2016, the Company entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (“Krishna”), providing for the sale to Krishna of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”) for a cash purchase price of $21,500. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. The Company received proceeds of approximately $20,944 ($21,500, less $556 of transaction expenses). The net proceeds are to be used for working capital and general corporate purposes.

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

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2017	2017
Salaries and bonus	$6,064	$8,247
Commissions	5,600	8,217
Accrued vacation	3,552	3,436
Accrued excise, sales and other taxes	3,407	3,497
Accrued legal	—	2,600
Legal settlement	1,831	1,814
Clinical studies	456	657
Other accrued expenses	1,770	1,768
Accrued expenses	$22,680	$30,236

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

Other Liabilities

Other non-current liabilities consist of the following:

	December 31,	June 30,
	2017	2017
Legal settlement	$1,395	$2,314
Deferred compensation	440	519
Deferred grant incentive	467	473
Other non-current liabilities	318	173
Other liabilities	$2,620	$3,479

Deferred Revenue

In November 2016, the Company signed an exclusive distribution agreement with Medikit to sell its Diamondback 360® Coronary and Peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is refundable based on performance under the terms of the agreement. On February 1, 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales. Accordingly, the Company has classified $1,095 of the upfront payment as current and $8,905 as long-term based on its expected amount of deferred revenue that will be recognized over the next year. The estimate will be assessed and adjusted accordingly on a quarterly basis.

4. Debt

Revolving Credit Facility

In March 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a senior, secured revolving credit facility (the “Revolver”) of $40,000 (the “Maximum Dollar Amount”).

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2017.

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

Payments under the initial term of the Lease Agreement as of December 31, 2017 are as follows:

Six months ended June 30, 2018	$831
Fiscal 2019	1,699
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Thereafter	21,288
$29,228

5. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s balance sheet based on the disbursement elections made by the participants. As of December 31, 2017, $196 of the amount payable is included in accrued liabilities and $440 is included in other liabilities on the consolidated balance sheet.

The available-for-sale marketable securities are comprised of individual mutual funds which invest in fixed income and equity securities and consist of the following:

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$524	$112	$—	$636
Total short-term investments	$524	$112	$—	$636

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$604	$100	$—	$704
Total short-term investments	$604	$100	$—	$704

During the three and six months ended December 31, 2017 and 2016, there were no purchases of available-for-sale securities or other-than-temporary impairments. There was $49 and $96 of available-for-sale securities that were sold during the three and six months ended December 31, 2017, respectively. There were no sales during the three and six months ended December 31, 2016. During the three and six months ended December 31, 2017, there was a realized gain of $8 and $16, respectively, that was recorded within interest and other, net on the consolidated statement of operations. There were no realized gains or losses in the three and six months ended December 31, 2016.

The following table provides information by level for the Company’s available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$636	$252	$384	$—
Total short-term investments	$636	$252	$384	$—

		Fair Value Measurements as of June 30, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$704	$281	$423	$—
Total short-term investments	$704	$281	$423	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2017. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

6. Stock Options and Restricted Stock Awards

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), for the purpose of granting equity awards to employees, directors and consultants. The 2017 Plan replaced the 2014 Equity Incentive Plan (the “2014 Plan”), and no further equity awards may be granted under the 2014 Plan or the 2007 Equity Incentive Plan (the “2007 Plan”) (the 2017 Plan, 2014 Plan and the 2007 Plan are collectively referred to as the “Plans”).

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. An employee’s vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of December 31, 2017, all outstanding options were fully vested.

Stock option activity for the six months ended December 31, 2017 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2017	78,201	$9.07
Options exercised	(55,880)	$9.20
Options outstanding at December 31, 2017	22,321	$8.75
(a) Includes the effect of options granted, exercised, forfeited or expired from the 2007 Plan.

Restricted Stock

The value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of time-based restricted stock awards ranges from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

Restricted stock award activity for the six months ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	486,584	$21.26
Granted	209,796	$29.64
Forfeited	(39,545)	$21.46
Vested	(197,052)	$22.74
Outstanding at December 31, 2017	459,783	$24.43

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August and November 2017, the Company granted an aggregate maximum of 251,479 and 27,140 shares, respectively, that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2017 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2020. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2020 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $3,801, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in August 2016 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2016 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2019.

Performance-based restricted stock award activity for the six months ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	318,584	$11.97
Granted	278,889	$13.63
Forfeited	(11,641)	$12.73
Outstanding at December 31, 2017	585,832	$12.75

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space, equipment and apartments under lease agreements that expire at various dates through March 2020. Rental expenses were $177 and $149 for the three months ended December 31, 2017 and 2016, respectively, and $339 and $321 for the six months ended December 31, 2017 and 2016, respectively.

Future minimum lease payments under the agreements as of December 31, 2017 are as follows:

Six months ended June 30, 2018	$250
Fiscal 2019	472
Fiscal 2020	354
$1,076

Employment Litigation

With respect to Steven Babyak v. Cardiovascular Systems, Inc. described in Note 8 of the notes to the consolidated annual financial statements included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017 and in Note 7 of the notes to the consolidated (unaudited) financial statements included in the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 3, 2017, effective October 24, 2017, the Company entered into a Settlement Agreement with Mr. Babyak that settled all disputes and releases all claims between the Company and Mr. Babyak. The Company paid all amounts due under the Settlement Agreement in the three months ended December 31, 2017.

Stockholder Securities Litigation

With respect to Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) described in Note 8 of the notes to the consolidated annual financial statements included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017 and in Note 7 of the notes to the consolidated (unaudited) financial statements included in the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 3, 2017, the Company filed a motion to dismiss the plaintiffs’ amended complaint on August 11, 2017. On January 10, 2018, the court granted the Company’s motion to dismiss the amended complaint and dismissed the amended complaint with prejudice.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2017 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator
Net income (loss)	$(413)	$1,043	$(2,390)	$(815)
Income allocated to participating securities	—	(18)	—	—
Net income (loss) available to common stockholders	$(413)	$1,025	$(2,390)	$(815)
Denominator
Weighted average common shares outstanding – basic	33,112,138	32,189,981	33,040,425	32,060,973
Effect of dilutive stock options(1)	—	111,874	—	—
Effect of dilutive restricted stock units(2)	—	313,820	—	—
Effect of performance-based restricted stock awards(3)	—	188,630	—	—
Weighted average common shares outstanding – diluted	33,112,138	32,804,305	33,040,425	32,060,973

Earnings per common share – basic	$(0.01)	$0.03	$(0.07)	$(0.03)
Earnings per common share – diluted	$(0.01)	$0.03	$(0.07)	$(0.03)

(1)
At December 31, 2017 and 2016, 22,321 and 181,040 stock options were outstanding, respectively. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share, for the three and six months ended December 31, 2017 and six months ended December 31, 2016, because those shares are anti-dilutive.

(2)
At December 31, 2017 and 2016, 335,869 and 350,771 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share, for the three and six months ended December 31, 2017 and six months ended December 31, 2016, because those shares are anti-dilutive.

(3)
At December 31, 2017 and 2016, 585,832 and 336,826 performance-based restricted stock awards, respectively, were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share, for the three and six months ended December 31, 2017 and six months ended December 31, 2016, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended December 31, 2016, undistributed earnings allocated to participating securities were based on 573,016 time-based restricted stock awards.

9. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Among other provisions, the Tax Act will lower the Federal statutory corporate income tax rate from 35% to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company has reviewed the provisions that will impact the Company, however, given that its deferred tax assets are offset by a full valuation allowance, the Company does not expect these changes to have a net impact on its financial position and net loss after the revaluation. There is no change to the Company’s assertion on maintaining a full valuation allowance against its deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended
June 30, 2017 and subsequent reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) (“Diamondback 360 Peripheral”), the Diamondback 360 60cm Peripheral OAS, the Diamondback 360 4 French 1.25 Peripheral OAS, the Diamondback 360 1.50 Peripheral OAS, the Diamondback 360 2.00 Peripheral OAS, and the Stealth 360® Peripheral OAS (“Stealth 360”), are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee, including calcified plaque, and address many of the limitations associated with other existing surgical, catheter and pharmacological treatment alternatives. The micro-invasive devices use small access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in even the small and tortuous vessels located below the knee and facilitate access through alternative sites in the ankle, foot and wrist, as well as in the groin. We refer to each of the products above in this report as the “Peripheral OAS.”

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS devices as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2017.

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

A coronary application required us to conduct a clinical trial and file a premarket approval (“PMA”) application and obtain approval from the FDA. In March 2013, we completed submission of our PMA application to the FDA for our orbital atherectomy system to treat calcified coronary arteries. In October 2013, we received PMA from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. We commenced a commercial launch of our Coronary OAS following receipt of PMA. In March 2017, we received approval from the FDA to market the Diamondback 360 Coronary OAS Micro Crown (the “Coronary OAS Micro Crown”). The Coronary OAS Micro Crown is the only atherectomy device designed to both pilot tight, calcific lesions and treat 2.5 to 4mm vessels with a single device.

We market the Peripheral and Coronary OAS in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. At our facilities, we assemble the saline infusion pump and the single-use catheter used in the Peripheral and Coronary OAS with components purchased from third-party suppliers, as well as with components manufactured in-house. Ancillary products are purchased from third-party suppliers.

International

In November 2016, we signed an exclusive distribution agreement with Medikit Co., Ltd. (“Medikit”) to sell our Coronary and Peripheral OAS in Japan. In March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Coronary OAS Micro Crown. On February 1, 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales, making Japan the first international market for any of our products. We are currently evaluating options for additional international markets to expand the coronary and peripheral opportunities.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, excess and obsolete inventory, deferred revenue and stock-based compensation, are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	Percent Change	2017	2016	Percent Change
Net revenues	$52,628	$50,043	5.2%	$102,304	$99,843	2.5%
Cost of goods sold	9,499	9,163	3.7	18,701	18,629	0.4
Gross profit	43,129	40,880	5.5	83,603	81,214	2.9
Expenses:
Selling, general and administrative	37,008	33,993	8.9	72,926	70,859	2.9
Research and development	6,396	5,805	10.2	12,704	11,140	14.0
Total expenses	43,404	39,798	9.1	85,630	81,999	4.4
Income (loss) from operations	(275)	1,082	(125.4)	(2,027)	(785)	158.2
Other (income) expense, net	105	15	600.0	297	(18)	(1,750.0)
Income (loss) before income taxes	(380)	1,067	(135.6)	(2,324)	(767)	203.0
Provision for income taxes	33	24	37.5	66	48	37.5
Net income (loss)	$(413)	$1,043	(139.6)	$(2,390)	$(815)	193.3

Comparison of Three Months Ended December 31, 2017 with Three Months Ended December 31, 2016

Net revenues. Net revenues increased by $2.6 million, or 5.2%, from $50.0 million for the three months ended December 31, 2016 to $52.6 million for the three months ended December 31, 2017. Sales of our Peripheral OAS increased $1.9 million, or 5.5%, due to 8.3% more devices sold, partially offset by a 2.6% decrease in average selling price in the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Coronary OAS revenues increased approximately 388,000, or 3.2%, due to 4.6% more devices sold, partially offset by a 1.3% decrease in average selling price in the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Other product revenue increased by $323,000 for the three months ended December 31, 2017, driven by increased sales of our Peripheral and Coronary OAS, which the other products support.

Prior to February 2018, all of our revenues have been in the United States; however, sales in Japan commenced in February 2018. In November 2016, we signed an exclusive distribution agreement with Medikit to sell our Coronary and Peripheral OAS in Japan, and in March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Coronary OAS Micro Crown. On February 1, 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales, making Japan the first international market for any of our products. We are evaluating options for additional international markets to expand the coronary and peripheral opportunities. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies, partially offset by potential decreases in average selling price.

Cost of Goods Sold. Cost of goods sold increased $336,000, or 3.7%, from $9.2 million for the three months ended December 31, 2016 to $9.5 million for the three months ended December 31, 2017. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended December 31, 2017 and 2016 includes $73,000 and $175,000, respectively, for stock-based compensation. The increase in cost of goods sold was primarily due to more devices sold, partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 81.9% for the three months ended December 31, 2017 from 81.7% for the three months ended December 31, 2016 due to lower costs per unit. We expect that gross margin in the third quarter of fiscal 2018 will be slightly lower than the gross margin in the three months ended December 31, 2017. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $3.0 million, or 8.9%, from $34.0 million for the three months ended December 31, 2016 to $37.0 million for the three months ended December 31, 2017. The increase was primarily due to increased payroll related expenses due to the expansion of our sales organization and severance benefits, and litigation and other legal expenses. These amounts were partially offset by lower incentive compensation expense. Selling, general and administrative expenses for the three months ended December 31, 2017 and 2016 include $2.3 million and $2.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the third quarter of fiscal 2018 to be higher than the amounts incurred for the three months ended December 31, 2017.

Research and Development Expenses. Research and development expenses increased by $591,000, or 10.2%, from $5.8 million for the three months ended December 31, 2016 to $6.4 million for the three months ended December 31, 2017. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to the commencement of our ECLIPSE clinical study. Research and development expenses for the three months ended December 31, 2017 and 2016 include $269,000 and $252,000, respectively, for stock-based compensation. We expect research and development expenses in the third quarter of fiscal 2018 to be higher than the amounts incurred for the three months ended December 31, 2017. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Other (Income) Expense, Net. Other expense, net, was $105,000 and $15,000 for three months ended December 31, 2017 and 2016, respectively. The change was primarily due to $430,000 of interest expense related to the sale-leaseback of our facility that we completed in March 2017, partially offset by higher interest income due to our increased cash balance from the three months ended December 31, 2016, as well as interest related to the partial payment of the convertible note receivable.

Comparison of Six Months Ended December 31, 2017 with Six Months Ended December 31, 2016

Net revenues. Net revenues increased by $2.5 million, or 2.5%, from $99.8 million for the six months ended December 31, 2016 to $102.3 million for the six months ended December 31, 2017. Sales of our Peripheral OAS increased $1.8 million, or 2.6%, due to 6.3% more devices sold, partially offset by a 3.4% decrease in average selling price in the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Coronary OAS revenues increased approximately $294,000, or 1.3%, due to 2.6% more devices sold, partially offset by a 1.3% decrease in average selling price in the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Other product revenue increased by $327,000 for the six months ended December 31, 2017, driven by increased sales of our Peripheral and Coronary OAS, which the other products support. The factors that had an adverse effect on revenues in the six months ended December 31, 2017 included the effects of Hurricanes Harvey and Irma, and a recall of a version of our saline infusion pump.

Cost of Goods Sold. Cost of goods sold increased slightly to $18.7 million for the six months ended December 31, 2017 from $18.6 for the six months ended December 31, 2016. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the six months ended December 31, 2017 and 2016 includes $159,000 and $375,000, respectively, for stock-based compensation. The increase in cost of goods sold due higher sales levels was partially offset by lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased slightly to 81.7% for the six months ended December 31, 2017 from 81.3% for the six months ended December 31, 2016 due to lower costs per unit.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $2.0 million, or 2.7%, from $70.9 million for the six months ended December 31, 2016 to $72.9 million for the six months ended December 31, 2017. The increase was primarily due to increased payroll related expenses due to the expansion of our sales organization and severance benefits, and litigation and other legal expenses. These amounts were partially offset by lower incentive compensation expense. Selling, general and administrative expenses for each of the six months ended December 31, 2017 and 2016 include $5.0 million for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $1.6 million, or 14.0%, from $11.1 million for the six months ended December 31, 2016 to $12.7 million for the six months ended December 31, 2017. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to the commencement of our ECLIPSE clinical study and new development projects. Research and development expenses for the six months ended December 31, 2017 and 2016 include $590,000 and $541,000, respectively, for stock-based compensation.

Other (Income) Expense, Net. Other (income) expense, net was $297,000 and $(18,000) for six months ended December 31, 2017 and 2016, respectively. The change was primarily due to $862,000 of interest expense related to the sale-leaseback of our facility that we completed in March 2017, partially offset by higher interest income due to our increased cash balance from the six months ended December 31, 2016, as well as interest related to the partial payment of the convertible note receivable.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $107.3 million and $107.9 million at December 31, 2017 and June 30, 2017, respectively. During the six months ended December 31, 2017, net cash used in operations was $825,000. As of December 31, 2017, we had an accumulated deficit of $331.7 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Facility Sale

On December 29, 2016, we entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (“Krishna”), providing for the sale to Krishna of our headquarters facility in St. Paul, Minnesota (the “Facility”), for a cash purchase price of $21.5 million. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. We received proceeds of approximately $20.9 million ($21.5 million less $556,000 of transaction expenses).

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2017 and we currently do not have plans to borrow under the Loan Agreement.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $107.3 million at December 31, 2017 and $107.9 million at June 30, 2017. The decrease is primarily attributable to net cash used in our operating and investing activities during the six months ended December 31, 2017.

Operating Activities. Net cash (used in) provided by operations was $(825,000) and $13.8 million for the six months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017 and 2016, we had a net loss of $2.4 million and $815,000, respectively. Significant changes in working capital during these periods included:

•
Cash provided by (used in) accounts receivable was $561,000 and $(2.5) million during the six months ended December 31, 2017 and 2016, respectively, primarily due to the amount and timing of revenue and collections.

•
Cash (used in) provided by inventories was $(504,000) and $1.3 million during the six months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017, the amount of cash used in inventories was primarily due to higher levels of raw materials related to new products. For the six months ended December 31, 2016, the amount of cash provided by inventories was primarily due to lower inventory levels from better inventory management.

•
Cash provided by prepaid expenses and other current assets was $2.8 million and $1.9 million during the six months ended December 31, 2017 and 2016, respectively, primarily due to payment timing of vendor deposits and other expenditures. During the six months ended December 31, 2017, we also received proceeds from an insurance receivable related to a litigation settlement payment.

•	Cash used in accounts payable was $608,000 and $1.0 million during the six months ended December 31, 2017 and 2016, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash used in accrued expenses and other liabilities was $8.4 million and $4.0 million during the six months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017, the change in accrued expenses was primarily due to the amount and timing of compensation payments, as well as a litigation settlement payment. For the six months ended December 31, 2016, the change in accrued expenses and other liabilities was primarily due to the initial $3.0 million Department of Justice settlement payment (discussed below), reduction of clinical accruals, severance payments and the amount and timing of compensation payments.

•
Cash provided by deferred revenue was $10.0 million during the six months ended December 31, 2016. In connection with the exclusive distribution agreement with Medikit to sell our Coronary and Peripheral OAS in Japan, Medikit made an upfront payment of $10.0 million to us, which will be recognized in relation to the estimated future sales under the agreement.

Investing Activities. Net cash used in investing activities was $1.7 million and $856,000 for the six months ended December 31, 2017 and 2016, respectively, primarily related to the purchase of property and equipment and patents. Cash used in the six months ended December 31, 2017, was partially offset by proceeds from a convertible note receivable and sales of marketable securities.

Financing Activities. Net cash provided by financing activities was $1.9 million and $5.7 million for the six months ended December 31, 2017 and 2016, respectively, primarily due to proceeds from employee stock purchases and the exercise of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal claims and proceedings. As of December 31, 2017, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to compliance with our Corporate Integrity Agreement (as defined below), payments under our lease agreements, payments under severance agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Employee Litigation

As previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 24, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 3, 2017, we are party to Steven Babyak v. Cardiovascular Systems, Inc., a lawsuit originally filed in the Superior Court of California, County of Los Angeles, on November 16, 2015. Effective October 24, 2017, we entered into a Settlement Agreement with Mr. Babyak that settles all disputes and releases all claims between us and Mr. Babyak. We paid all amounts due under the Settlement Agreement in the three months ended December 31, 2017.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Six Months Ended December 31,
	2017	2016
Net loss	$(2,390)	$(815)
Less: Other (income) expense, net	297	(18)
Less: Provision for income taxes	66	48
Loss from operations	(2,027)	(785)
Add: Stock-based compensation	5,740	5,933
Add: Depreciation and amortization	2,090	2,056
Adjusted EBITDA	$5,803	$7,204

Adjusted EBITDA decreased as compared to the prior year period due to the higher net loss in the six months ended December 31, 2017 compared to the six months ended December 31, 3016.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) the expectation of selling our products, including recently approved products, domestically and internationally in the future and the timing and structure of our plans to do so; (ii) our expectations regarding selling prices of our devices; (iii) our expectation that our revenue will increase; (iv) our expectation that gross margin in the third quarter of fiscal 2018 will be similar to gross margin in the three months ended December 31, 2017; (v) our expectation that selling, general and administrative expenses in the third quarter of fiscal 2018 will be higher than the amounts incurred for the second quarter of fiscal 2018; (vi) our expectation that we will incur higher research and development expenses in the third quarter of fiscal 2018 compared to the three months ended December 31, 2017; (vii) the use of proceeds from financing activities; (viii) our plan not to borrow under the Loan Agreement; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses, including but not limited to payments under severance agreements; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) our expectations regarding the impact of federal corporate tax reform; and (xiii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include, but are not limited to, regulatory developments in the U.S., Japan and other foreign countries; FDA and similar Japanese and other foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationship with our distribution partner in Japan; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; the effects of hurricanes, flooding, and other natural disasters on our business; issues relating to our saline pump recall; the impact of federal corporate tax reform on our business, operations and financial statements; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 24, 2017 and subsequent Quarterly Reports on Form 10-Q, including in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of December 31, 2017 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Employment Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017 and to Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 3, 2017. Our prior disclosures therein regarding Steven Babyak v. Cardiovascular Systems, Inc. are incorporated herein by reference. Effective October 24, 2017, we entered into a Settlement Agreement with Mr. Babyak that settles all disputes and releases all claims between us and Mr. Babyak. We paid all amounts due under the Settlement Agreement in the three months ended December 31, 2017, following which Mr. Babyak filed a Satisfaction of Judgment with the court and our appeal was dismissed.

Stockholder Securities Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017 and to Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 3, 2017. Our prior disclosures therein regarding Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) are incorporated herein by reference. We filed a motion to dismiss the plaintiffs’ amended complaint on August 11, 2017. On January 10, 2018, the court granted our motion to dismiss the amended complaint and dismissed the amended complaint with prejudice.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended June 30, 2017 filed with the SEC on August 24, 2017 and our subsequent reports on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:

The recently passed Tax Cuts and Jobs Act of 2017 may have a significant impact on our financial condition and results of operations.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act made numerous changes to U.S. federal corporate tax law and is expected to reduce our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the U.S. corporate tax rate from 35% to 21% and prompts various other changes to U.S. federal corporate tax law. We are currently assessing the impact the Tax Act will have on our deferred tax assets with our professional advisors and until our analysis is complete, the full impact the Tax Act will have on us in future periods is uncertain and may adversely affect our financial condition and results of operations.

The effects of hurricanes, flooding and other natural disasters may impact our sales, inventories and supply availability, which could adversely affect our financial condition and results of operations.

In August and September 2017, Hurricanes Harvey and Irma made landfall along the Texas Gulf Coast and in the State of Florida, respectively, bringing high winds, unprecedented rain and extreme flooding to those areas. A significant portion of our sales is generated from these areas. Procedure volumes in the Houston area and in Florida decreased during the pendency and immediate aftermath of the hurricanes and flooding, which decreased the number of our products used during this time. Any sustained decrease in procedure volumes from hurricanes and other natural disasters that affect any areas in which our customers are located will result in decreased sales in these areas and could have a material adverse effect on our financial condition and results of operations.

In addition, we maintain a 46,000-square foot production facility in Pearland, Texas, which is just outside of Houston in southeast Texas. The storm and its aftermath did not cause damage to our Pearland facility, which remains open. However, any future loss of operations at the Pearland facility as a result of natural disasters eliminates an alternate production source in the event that our manufacturing capacity at the Minnesota facility is disrupted for any reason.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1*	First Amendment of Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated November 10, 2017.

10.2*	Amendment to Purchasing Agreement between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P.

10.3
Cardiovascular Systems, Inc. 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.4
Form of Board Restricted Stock Award Agreement (in lieu of cash retainer) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.5
Form of Board RSU Agreement (annual) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.6
Form of Board RSU Agreement (in lieu of cash retainer) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.7
Form of Performance Unit Agreement (cash settled) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.8
Form of Performance-Vest Restricted Stock Award Agreement under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.9
Form of Time-Vest Restricted Stock Award Agreement under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

10.10
Executive Officer Severance Plan (restated November 15, 2017) (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 17, 2017).

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2018		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)