Form 10-Q
period 2018-03-31
Cardiovascular Systems Inc
filed 2018-05-04
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File No. 000-52082
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2018 was: Common Stock, $0.001 par value per share, 33,258,205 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$109,305	$107,912
Accounts receivable, net	31,941	28,472
Inventories	17,002	16,897
Marketable securities	586	704
Prepaid expenses and other current assets	2,350	5,074
Total current assets	161,184	159,059
Property and equipment, net	28,165	29,696
Patents, net	5,148	5,056
Other assets	262	129
Total assets	$194,759	$193,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,836	$10,736
Accrued expenses	24,765	30,236
Deferred revenue	1,554	—
Total current liabilities	36,155	40,972
Long-term liabilities
Financing obligation	21,083	21,100
Deferred revenue	9,023	10,000
Other liabilities	2,042	3,479
Total liabilities	68,303	75,551
Commitments and contingencies (see Note 7)
Common stock, $0.001 par value; authorized 100,000,000 common shares at March 31, 2018 and June 30, 2017; issued and outstanding 33,258,205 at March 31, 2018 and 32,849,563 at June 30, 2017, respectively	33	33
Additional paid in capital	457,648	447,559
Accumulated other comprehensive income	103	100
Accumulated deficit	(331,328)	(329,303)
Total stockholders’ equity	126,456	118,389
Total liabilities and stockholders’ equity	$194,759	$193,940
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$55,587	$52,144	$157,891	$151,987
Cost of goods sold	9,969	11,139	28,670	29,768
Gross profit	45,618	41,005	129,221	122,219
Expenses:
Selling, general and administrative	37,796	37,332	110,722	108,191
Research and development	7,333	5,432	20,037	16,572
Total expenses	45,129	42,764	130,759	124,763
Income (loss) from operations	489	(1,759)	(1,538)	(2,544)
Other (income) expense, net:
Interest expense	429	20	1,291	66
Interest income and other, net	(338)	(48)	(903)	(112)
Total other (income) expense, net	91	(28)	388	(46)
Income (loss) before income taxes	398	(1,731)	(1,926)	(2,498)
Provision for income taxes	33	18	99	66
Net income (loss)	$365	$(1,749)	$(2,025)	$(2,564)

Basic earnings per share	$0.01	$(0.05)	$(0.06)	$(0.08)
Diluted earnings per share	$0.01	$(0.05)	$(0.06)	$(0.08)

Basic weighted average shares outstanding	33,237,552	32,650,974	33,105,174	32,232,409
Diluted weighted average shares outstanding	33,641,804	32,650,974	33,105,174	32,232,409
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$365	$(1,749)	$(2,025)	$(2,564)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(1)	20	27	57
Adjustment for net gain realized and included in other income, net	(8)	—	(24)	—
Total change in unrealized gain (loss) on available for sale securities	(9)	20	3	57
Comprehensive income (loss)	$356	$(1,729)	$(2,022)	$(2,507)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,025)	$(2,564)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	2,927	2,932
Amortization and write-off of patents	650	883
Provision for (recovery of) doubtful accounts	(18)	315
Loss on disposal of equipment	—	158
Stock-based compensation	7,880	8,336
Changes in assets and liabilities
Accounts receivable	(3,594)	(5,064)
Inventories	(105)	835
Prepaid expenses and other assets	2,879	(153)
Accounts payable	(544)	190
Accrued expenses and other liabilities	(6,945)	615
Deferred revenue	577	10,000
Net cash provided by operating activities	1,682	16,483
Cash flows from investing activities
Purchases of property and equipment	(1,614)	(841)
Proceeds from convertible note receivable	143	—
Sales of marketable securities	144	—
Costs incurred in connection with patents	(880)	(496)
Net cash used in investing activities	(2,207)	(1,337)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,385	1,400
Exercise of stock options	513	5,002
Proceeds from financing	—	20,944
Other	20	—
Net cash provided by financing activities	1,918	27,346
Net change in cash and cash equivalents	1,393	42,492
Cash and cash equivalents
Beginning of period	107,912	60,638
End of period	$109,305	$103,130
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2018 and 2017)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Business Overview

Company Description

Cardiovascular Systems, Inc. (the “Company” or “CSI®”) develops, manufactures and markets devices for the treatment of vascular diseases. The Company’s peripheral arterial disease (“PAD”) products, the Diamondback 360® Peripheral Orbital Atherectomy System (“OAS”) and the Stealth 360® Peripheral OAS, are catheter-based platforms capable of treating a broad range of plaque types, including calcified plaque, in leg arteries both above and below the knee, and these products address many of the limitations associated with other surgical, catheter and pharmacological treatment alternatives. These devices use smaller access sheaths that can provide procedural benefits and allow physicians to treat PAD patients in a variety of vessel sizes, including the small and tortuous vessels located below the knee, and facilitate access through alternative sites in the ankle, foot and wrist, as well as in the groin. The Company refers to the products above as the “Peripheral OAS.”

In October 2013, the Company received premarket approval from the United States Food and Drug Administration (“FDA”) to market the Diamondback 360 Coronary OAS (the “Coronary OAS”) as a treatment for severely calcified coronary arteries. In March 2017, the Company received approval from the FDA to market the Diamondback 360 Coronary OAS Micro Crown (the “Coronary OAS Micro Crown”).

In January 2018, the Company announced two new relationships that broaden the Company’s product portfolio. The Company is now the exclusive U.S. distributor of OrbusNeich® balloon products. In March 2018, the FDA granted 510(k) clearance for the OrbusNeich 1.0mm Sapphire® 11 Pro coronary balloon (“1.0mm balloon”). The 1.0mm balloon, the first and only 1.0mm coronary balloon available in the United States, offers industry-leading entry and crossing profiles and is precision engineered for crossing and treating extremely tight and complex lesions. The Company anticipates OrbusNeich’s full coronary balloon product portfolio will become available in 2018 and 2019.

In January 2018, the Company also announced that it entered into an original equipment manufacturer agreement with Integer Holdings Corporation for CSI-branded ZILIENT™ guidewires. The broad market launch of the CSI-branded ZILIENT peripheral guidewires is expected to begin later in the current fiscal year. The Company anticipates that additional ZILIENT guidewires for coronary interventions and radial peripheral interventions will become available in the future.

In February 2018, the Company announced that the first patients were treated using its FDA-cleared extended length Diamondback 360® Peripheral OAS to treat PAD. Radial access allows physicians to reach and treat lower limb PAD lesions through the radial artery in the wrist, providing an alternative access point and more options to treat complicated and at-risk patients. The Company is currently in a limited market rollout with an anticipated full commercial launch in fiscal 2019.

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

Deferred revenue associated with the upfront payment received under the Company’s distribution agreement with Medikit (see Note 3 for additional details) is recognized in relation to the estimated future sales under the agreement. The short term portion represents the expected amount of deferred revenue that will be recognized over the next year. The estimate of future sales under contract will continue to be assessed and adjusted accordingly.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of raw materials, direct labor, and manufacturing overhead.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is continuing its process of analyzing the impact of the new standard. The Company has reviewed its customer contracts, applying the five-step model of the new standard to the customer contracts and assessing the results to the Company’s current accounting. The Company is also evaluating the method of adoption and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

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

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2018	2017
Accounts receivable	$32,742	$29,336
Less: Allowance for doubtful accounts	(801)	(864)
Accounts receivable, net	$31,941	$28,472

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2018	2017
Raw materials	$7,919	$7,898
Work in process	1,354	1,221
Finished goods	7,729	7,778
Inventories	$17,002	$16,897

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2018	2017
Land	$500	$500
Building	22,420	22,420
Equipment	17,034	16,502
Furniture	2,709	2,709
Leasehold improvements	438	86
Construction in progress	924	421
	44,025	42,638
Less: Accumulated depreciation	(15,860)	(12,942)
Property and equipment, net	$28,165	$29,696

In December 2016, the Company entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (“Krishna”), providing for the sale to Krishna of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”) for a cash purchase price of $21,500. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. The Company received proceeds of approximately $20,944 ($21,500, less $556 of transaction expenses). The net proceeds are to be used for working capital and general corporate purposes.

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

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2018	2017
Salaries and bonus	$4,214	$8,247
Commissions	8,075	8,217
Accrued vacation	3,520	3,436
Accrued excise, sales and other taxes	3,555	3,497
Accrued legal	—	2,600
Legal settlement	1,839	1,814
Clinical studies	1,163	657
Other accrued expenses	2,399	1,768
Accrued expenses	$24,765	$30,236

Legal Settlement

On June 28, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the Department of Justice (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Travis Thams, to resolve the previously disclosed DOJ investigation and the qui tam complaint filed by Thams pursuant to the False Claims Act. Under the Settlement Agreement, the Company agreed to pay $8,000 (the “Settlement Amount”) as follows: an initial payment of $3,000, paid on July 1, 2016, with the remaining $5,000, which bears interest at 1.8% per annum, payable in 11 equal quarterly installments, beginning January 1, 2017. The amount payable within the next twelve months is included in accrued expenses (as noted in the table above) with the long-term portion included in other liabilities (as noted in the table below). Under the Settlement Agreement, if the Company makes a single payment in excess of $2,000, which payment is not covered by an insurance policy, in settlement of any claims before paying the full Settlement Amount, the remaining unpaid balance of the Settlement Amount will become immediately due and payable, with interest accruing on the unpaid principal portion at an interest rate of 1.8% per annum.

Other Liabilities

Other non-current liabilities consist of the following:

	March 31,	June 30,
	2018	2017
Legal settlement	$932	$2,314
Deferred compensation	439	519
Deferred grant incentive	464	473
Other non-current liabilities	207	173
Other liabilities	$2,042	$3,479

Deferred Revenue

In November 2016, the Company signed an exclusive distribution agreement with Medikit to sell its Coronary and Peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is refundable based on performance under the terms of the agreement. In February 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales. Accordingly, the Company has classified $802 of the upfront payment as current and $9,023 as long-term based on its expected amount of deferred revenue that will be recognized over the next year. The estimate will be assessed and adjusted accordingly on a quarterly basis.

The Company also has $752 of current deferred revenue related to the prepayment of an order from Medikit that will be shipped during the three months ended June 30, 2018.

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2018.

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

Payments under the initial term of the Lease Agreement as of March 31, 2018 are as follows:

Three months ended June 30, 2018	$422
Fiscal 2019	1,699
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Thereafter	21,288
$28,819

5. Deferred Compensation Plan

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s balance sheet based on the disbursement elections made by the participants. As of March 31, 2018, $195 of the amount payable is included in accrued liabilities and $439 is included in other liabilities on the consolidated balance sheet.

The available-for-sale marketable securities are comprised of individual mutual funds which invest in fixed income and equity securities and consist of the following:

	As of March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$483	$103	$—	$586
Total short-term investments	$483	$103	$—	$586

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$604	$100	$—	$704
Total short-term investments	$604	$100	$—	$704

During the three and nine months ended March 31, 2018 and 2017, there were no purchases of available-for-sale securities or other-than-temporary impairments. There was $48 and $144 of available-for-sale securities that were sold during the three and nine months ended March 31, 2018, respectively. There were no sales during the three and nine months ended March 31, 2017. During the three and nine months ended March 31, 2018, there was a realized gain of $8 and $24, respectively, that was recorded within interest and other, net on the consolidated statement of operations. There were no realized gains or losses in the three and nine months ended March 31, 2017.

The following table provides information by level for the Company’s available-for-sale marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$586	$221	$365	$—
Total short-term investments	$586	$221	$365	$—

		Fair Value Measurements as of June 30, 2017 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$704	$281	$423	$—
Total short-term investments	$704	$281	$423	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2018. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. An employee’s vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of March 31, 2018, all outstanding options were fully vested.

Stock option activity for the nine months ended March 31, 2018 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2017	78,201	$9.07
Options exercised	(55,880)	$9.20
Options outstanding at March 31, 2018	22,321	$8.75
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

Restricted stock award activity for the nine months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	486,584	$21.26
Granted	281,152	$27.91
Forfeited	(63,287)	$22.74
Vested	(242,062)	$22.80
Outstanding at March 31, 2018	462,387	$24.67

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

Performance-based restricted stock award activity for the nine months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2017	318,584	$11.97
Granted	278,889	$13.63
Forfeited	(66,295)	$13.17
Outstanding at March 31, 2018	531,178	$12.69

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space, equipment and apartments under lease agreements that expire at various dates through March 2020. Rental expenses were $157 and $164 for the three months ended March 31, 2018 and 2017, respectively, and $496 and $485 for the nine months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under the agreements as of March 31, 2018 are as follows:

Three months ended June 30, 2018	$119
Fiscal 2019	472
Fiscal 2020	353
$944

Stockholder Securities Litigation

With respect to Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) described in Note 8 of the notes to the consolidated annual financial statements included in the Annual Report on Form 10-K filed by the Company with the SEC on August 24, 2017, in Note 7 of the notes to the consolidated (unaudited) financial statements included in the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 3, 2017, and in Note 7 of the notes to the consolidated (unaudited) financial statements included in the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 9, 2018, the Company filed a motion to dismiss the plaintiffs’ amended complaint on August 11, 2017. On January 10, 2018, the court granted the Company’s motion to dismiss the amended complaint and dismissed the amended complaint with prejudice.

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2018 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator
Net income (loss)	$365	$(1,749)	$(2,025)	$(2,564)
Income allocated to participating securities	(5)	—	—	—
Net income (loss) available to common stockholders	$360	$(1,749)	$(2,025)	$(2,564)
Denominator
Weighted average common shares outstanding – basic	33,237,552	32,650,974	33,105,174	32,232,409
Effect of dilutive stock options(1)	14,197	—	—	—
Effect of dilutive restricted stock units(2)	318,122	—	—	—
Effect of performance-based restricted stock awards(3)	67,918	—	—	—
Effect of employee stock purchase plan(4)	4,015	—	—	—
Weighted average common shares outstanding – diluted	33,641,804	32,650,974	33,105,174	32,232,409

Earnings per common share – basic	$0.01	$(0.05)	$(0.06)	$(0.08)
Earnings per common share – diluted	$0.01	$(0.05)	$(0.06)	$(0.08)

(1)
At March 31, 2018 and 2017, 22,321 and 106,694 stock options were outstanding, respectively. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2018 and the three and nine months ended March 31, 2017 because those shares are anti-dilutive.

(2)
At March 31, 2018 and 2017, 335,869 and 349,430 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2018 and the three and nine months ended March 31, 2017 because those shares are anti-dilutive.

(3)
At March 31, 2018 and 2017, 237,369 and 334,505 performance-based restricted stock awards, respectively, were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2018 and the three and nine months ended March 31, 2017 because those shares are anti-dilutive.

(4)
At March 31, 2018, the Company included the number of shares that would be issued under our employee stock purchase plan based on the aggregate expected amount of withholdings and the average unrecognized compensation expense as assumed proceeds. The effect of these shares has been excluded from the calculation of diluted loss per shares for the nine months ended March 31, 2018 and the three and nine months ended March 31, 2017, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended March 31, 2018, undistributed earnings allocated to participating securities were based on 462,387 unvested time-based restricted stock awards.

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

Peripheral

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

In January 2018, we announced that we entered into an original equipment manufacturer agreement with Integer Holdings Corporation for CSI-branded ZILIENT™ guidewires. The broad market launch of the CSI-branded ZILIENT peripheral guidewires is expected to begin later in the current fiscal year. We anticipate that additional ZILIENT guidewires for coronary interventions and radial peripheral interventions will become available in the future.

In February 2018, we announced that the first patients were treated using our FDA-cleared extended length Diamondback 360 Peripheral OAS to treat PAD. Radial access allows physicians to reach and treat lower limb PAD lesions through the radial artery in the wrist, providing an alternative access point and more options to treat complicated and at-risk patients. We are currently in a limited market rollout with an anticipated full commercial launch in fiscal 2019.

Coronary

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

In January 2018, we announced our relationship with OrbusNeich® to be the exclusive U.S. distributor of OrbusNeich balloon products. In March 2018, the FDA granted 510(k) clearance for the OrbusNeich 1.0mm Sapphire® 11 Pro coronary balloon (“1.0mm balloon”). The 1.0mm balloon, the first and only 1.0mm coronary balloon available in the United States, offers industry-leading entry and crossing profiles and is precision engineered for crossing and treating extremely tight and complex lesions. We anticipate OrbusNeich’s full balloon product portfolio will become available in the United States in 2018 and 2019.

We market the Peripheral and Coronary OAS and ancillary products in the United States through a direct sales force and expend significant capital on our sales and marketing efforts to expand our customer base and utilization per customer. At our facilities, we assemble the saline infusion pump and the single-use catheter used in the Peripheral and Coronary OAS with components purchased from third-party suppliers, as well as with components manufactured in-house. Ancillary products are purchased from third-party suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	Percent Change	2018	2017	Percent Change
Net revenues	$55,587	$52,144	6.6%	$157,891	$151,987	3.9%
Cost of goods sold	9,969	11,139	(10.5)	28,670	29,768	(3.7)
Gross profit	45,618	41,005	11.2	129,221	122,219	5.7
Expenses:
Selling, general and administrative	37,796	37,332	1.2	110,722	108,191	2.3
Research and development	7,333	5,432	35.0	20,037	16,572	20.9
Total expenses	45,129	42,764	5.5	130,759	124,763	4.8
Income (loss) from operations	489	(1,759)	(127.8)	(1,538)	(2,544)	(39.5)
Other (income) expense, net	91	(28)	(425.0)	388	(46)	(943.5)
Income (loss) before income taxes	398	(1,731)	(123.0)	(1,926)	(2,498)	(22.9)
Provision for income taxes	33	18	83.3	99	66	50.0
Net income (loss)	$365	$(1,749)	(120.9)	$(2,025)	$(2,564)	(21.0)

Comparison of Three Months Ended March 31, 2018 with Three Months Ended March 31, 2017

Net revenues. Net revenues increased by $3.5 million, or 6.6%, from $52.1 million for the three months ended March 31, 2017 to $55.6 million for the three months ended March 31, 2018. Sales of our Peripheral OAS increased $2.3 million, or 6.5%, due to 10.7% more devices sold, partially offset by a 3.8% decrease in average selling price in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Coronary OAS revenues increased approximately $322,000, or 2.6%, due to 5.4% more devices sold, partially offset by a 2.7% decrease in average selling price in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We also had $838,000 of revenue from sales in Japan, of which $176,000 related to the deferred upfront payment from Medikit, as commercialization commenced in February 2018.

Prior to February 2018, all of our revenues have been in the United States; however, sales in Japan commenced in February 2018. In November 2016, we signed an exclusive distribution agreement with Medikit to sell our Coronary and Peripheral OAS in Japan, and in March 2017, we received approval from Japan’s Ministry of Health, Labor and Welfare for our Coronary OAS Micro Crown. On February 1, 2018, the Coronary OAS Micro Crown received reimbursement approval in Japan, followed by the first commercial sales, making Japan the first international market for any of our products. We are evaluating options for additional international markets to expand the coronary and peripheral opportunities. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products such as the OrbusNeich balloons and ZILIENT guidewires, generate additional clinical data, and expand into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold decreased $1.1 million, or 10.5%, from $11.1 million for the three months ended March 31, 2017 to $10.0 million for the three months ended March 31, 2018. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the three months ended March 31, 2018 and 2017 includes $61,000 and $182,000, respectively, for stock-based compensation. The decrease in cost of goods sold was primarily due to the prior year $1.5 million one-time charge related to the voluntary recall of one type of our saline infusion pumps, as well as lower costs per unit driven by manufacturing efficiencies and cost reductions. Gross margin increased to 82.1% for the three months ended March 31, 2018 compared to 78.6% for the three months ended March 31, 2017 due to the drivers discussed above. We expect that gross margin in the fourth quarter of fiscal 2018 will be slightly lower than the gross margin in the three months ended March 31, 2018. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $364,000, or 1.0%, from $37.3 million for the three months ended March 31, 2017 to $37.7 million for the three months ended March 31, 2018. The increase was primarily due to increased payroll related expenses due to the expansion of our sales organization, partially offset by lower incentive compensation expense and lower litigation costs. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 include $1.9 million and $1.9 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2018 to be slightly higher than the amounts incurred for the three months ended March 31, 2018.

Research and Development Expenses. Research and development expenses increased by $1.9 million, or 35.0%, from $5.4 million for the three months ended March 31, 2017 to $7.3 million for the three months ended March 31, 2018. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to the commencement of our ECLIPSE clinical study and higher patent expense. Research and development expenses for the three months ended March 31, 2018 and 2017 include $209,000 and $281,000, respectively, for stock-based compensation. We expect research and development expenses in the fourth quarter of fiscal 2018 to be slightly less than the amounts incurred for the three months ended March 31, 2018. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Other (Income) Expense, Net. Other (income) expense, net was $91,000 and $(28,000) for three months ended March 31, 2018 and 2017, respectively. The change was primarily due to $416,000 of interest expense related to the sale-leaseback of our facility that we completed in March 2017, partially offset by $241,000 of higher interest income due to our increased cash balance from the three months ended March 31, 2017.

Comparison of Nine Months Ended March 31, 2018 with Nine Months Ended March 31, 2017

Net revenues. Net revenues increased by $5.9 million, or 3.9%, from $152.0 million for the nine months ended March 31, 2017 to $157.9 million for the nine months ended March 31, 2018. Sales of our Peripheral OAS increased $4.1 million, or 4.0%, due to 7.8% more devices sold, partially offset by a 3.6% decrease in average selling price in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Coronary OAS revenues increased approximately $616,000, or 1.8%, due to 3.6% more devices sold, partially offset by a 1.8% decrease in average selling price in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. We also had $851,000 of revenue from sales in Japan as commercialization commenced in February 2018. Other product revenue increased by $301,000 for the nine months ended March 31, 2018, driven by increased sales of our Peripheral and Coronary OAS, which the other products support. Hurricanes Harvey and Irma and a recall of a version of our saline infusion pump had an adverse effect on revenues in the nine months ended March 31, 2018.

Cost of Goods Sold. Cost of goods sold decreased to $28.7 million for the nine months ended March 31, 2018 from $29.8 million for the nine months ended March 31, 2017, a 3.7% decrease. Cost of goods sold represents the cost of materials, labor and overhead for single-use catheters, guidewires, saline pumps, and other ancillary products. Cost of goods sold for the nine months ended March 31, 2018 and 2017 includes $221,000 and $557,000, respectively, for stock-based compensation. The decrease in cost of goods sold was due to the prior year $1.5 million one-time charge related to the voluntary recall of one type of our saline infusion pumps, as well as lower costs per unit driven by manufacturing efficiencies and cost reductions in the current year. Gross margin increased to 81.8% for the nine months ended March 31, 2018 from 80.4% for the nine months ended March 31, 2017 due to drivers discussed above.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $2.4 million, or 2.2%, from $108.2 million for the nine months ended March 31, 2017 to $110.6 million for the nine months ended March 31, 2018. The increase was primarily due to increased payroll related expenses due to the expansion of our sales organization, severance benefits, as well as litigation and other legal expenses. These amounts were partially offset by lower incentive compensation expense. Selling, general and administrative expenses for each of the nine months ended March 31, 2018 and 2017 include $6.9 million and $7.0 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $3.4 million, or 20.9%, from $16.6 million for the nine months ended March 31, 2017 to $20.0 million for the nine months ended March 31, 2018. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to the commencement of our ECLIPSE clinical study and new development projects. Research and development expenses for the nine months ended March 31, 2018 and 2017 include $799,000 and $822,000, respectively, for stock-based compensation.

Other (Income) Expense, Net. Other (income) expense, net was $388,000 and $(46,000) for nine months ended March 31, 2018 and 2017, respectively. The change was primarily due to $1.2 million of interest expense related to the sale-leaseback of our facility that we completed in March 2017, partially offset by $685,000 of higher interest income due to our increased cash balance from the nine months ended March 31, 2017, as well as interest related to the partial payment of the convertible note receivable.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $109.3 million and $107.9 million at March 31, 2018 and June 30, 2017, respectively. During the nine months ended March 31, 2018, net cash provided by operations was $1.7 million. As of March 31, 2018, we had an accumulated deficit of $331.3 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

Facility Sale

On December 29, 2016, we entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (“Krishna”), providing for the sale to Krishna of our headquarters facility in St. Paul, Minnesota (the “Facility”) for a cash purchase price of $21.5 million. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. We received proceeds of approximately $20.9 million ($21.5 million less $556,000 of transaction expenses).

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2018 and we currently do not have plans to borrow under the Loan Agreement.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $109.3 million at March 31, 2018 and $107.9 million at June 30, 2017. The increase is primarily attributable to net cash provided by our financing and operating activities during the nine months ended March 31, 2018.

Operating Activities. Net cash provided by operations was $1.7 million and $16.5 million for the nine months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018 and 2017, we had a net loss of $2.0 million and $2.6 million, respectively. Significant changes in working capital during these periods included:

•
Cash used in accounts receivable was $3.6 million and $5.1 million during the nine months ended March 31, 2018 and 2017, respectively, primarily due to the amount and timing of revenue and collections.

•
Cash (used in) provided by inventories was $(105,000) and $835,000 during the nine months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018, the amount of cash used in inventories was primarily due to new products. For the nine months ended March 31, 2017, the amount of cash provided by inventories was primarily due to lower inventory levels from better inventory management.

•
Cash provided by (used in) prepaid expenses and other assets was $2.9 million and $(153,000) during the nine months ended March 31, 2018 and 2017, respectively, primarily due to payment timing of vendor deposits and other expenditures. During the nine months ended March 31, 2018, we also received proceeds from an insurance receivable related to a litigation settlement payment.

•
Cash (used in) provided by accounts payable was $(544,000) and $190,000 during the nine months ended March 31, 2018 and 2017, respectively, due to the amount and timing of purchases and vendor payments.

•
Cash (used in) provided by accrued expenses and other liabilities was $(6.9) million and $615,000 during the nine months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018, the change in accrued expenses was primarily due to the amount and timing of compensation payments, as well as a litigation settlement payment. For the nine months ended March 31, 2017, the change in accrued expenses was primarily due to settlement payments to the DOJ (discussed below), reduction of clinical accruals, severance payments, and the amount and timing of compensation payments.

•
Cash provided by deferred revenue was $577,000 and $10.0 million during the nine months ended March 31, 2018 and 2017. During the nine months ended March 31, 2017, Medikit made an upfront payment of $10.0 million to us in connection with the exclusive distribution agreement with Medikit to sell our Coronary and Peripheral OAS in Japan, which is being recognized in relation to the estimated future sales under the agreement.

Investing Activities. Net cash used in investing activities was $2.2 million and $1.3 million for the nine months ended March 31, 2018 and 2017, respectively, primarily related to the purchase of property and equipment and patents. Cash used in the nine months ended March 31, 2018, was partially offset by proceeds from a convertible note receivable and sales of marketable securities.

Financing Activities. Net cash provided by financing activities was $1.9 million and $27.3 million for the nine months ended March 31, 2018 and 2017, respectively, primarily due to proceeds from employee stock purchases and the exercise of stock options. Cash provided by the nine months ended March 31, 2017 included $20.9 million proceeds from a financing obligation related to the sale and leaseback of the Facility.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal claims and proceedings. As of March 31, 2018, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to compliance with our Corporate Integrity Agreement (as defined below), payments under our lease agreements, payments under severance agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net loss	$(2,025)	$(2,564)
Less: Other (income) expense, net	388	(46)
Less: Provision for income taxes	99	66
Loss from operations	(1,538)	(2,544)
Add: Stock-based compensation	7,880	8,336
Add: Depreciation and amortization	3,080	3,100
Adjusted EBITDA	$9,422	$8,892

Adjusted EBITDA increased as compared to the prior year period due to the lower net loss in the nine months ended March 31, 2018 compared to the nine months ended March 31, 3017.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding approvals and market launches of new products, including the anticipating timing thereof; (ii) the expectation of selling our products, including recently approved products, domestically and internationally in the future and the timing and structure of our plans to do so; (iii) our expectations regarding selling prices of our devices; (iv) our expectation that our revenue will increase; (v) our expectation that gross margin in the fourth quarter of fiscal 2018 will be slightly lower than gross margin in the three months ended March 31, 2018; (vi) our expectation that selling, general and administrative expenses in the fourth quarter of fiscal 2018 will be slightly higher than the amounts incurred for the third quarter of fiscal 2018; (vii) our expectation that we will incur slightly lower research and development expenses in the fourth quarter of fiscal 2018 compared to the three months ended March 31, 2018; (viii) the use of proceeds from financing activities; (ix) our plan not to borrow under the Loan Agreement; (x) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xi) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xii) our dividend expectations; (xiii) our expectations regarding the impact of federal corporate tax reform; and (xiv) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include, but are not limited to, regulatory developments in the U.S., Japan and other foreign countries; FDA and similar Japanese and other foreign clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationship with our distribution partner in Japan; our ability to identify and enter into agreements with distributors for our products outside of the United States and Japan; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; our actual financial resources and our ability to obtain additional financing; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; the effects of hurricanes, flooding, and other natural disasters on our business; issues relating to our saline pump recall; the impact of federal corporate tax reform on our business, operations and financial statements; and general economic conditions. These and additional risks and uncertainties are described more fully in our Form 10-K filed with the SEC on August 24, 2017 and subsequent Quarterly Reports on Form 10-Q, including in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activity is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk or decreasing availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations. Our cash and cash equivalents as of March 31, 2018 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Employment Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017; Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 3, 2017; and Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, as filed with the SEC on February 9, 2018. Our prior disclosures therein regarding Steven Babyak v. Cardiovascular Systems, Inc. are incorporated herein by reference.

Stockholder Securities Litigation

Refer to Part I, Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on August 24, 2017; Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 3, 2017; and Part II, Item 1 (Legal Proceedings) of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, as filed with the SEC on February 9, 2018. Our prior disclosures therein regarding Shoemaker v. Cardiovascular Systems, Inc. et al., 0:16-cv-00568 (D. Minn.) are incorporated herein by reference. We filed a motion to dismiss the plaintiffs’ amended complaint on August 11, 2017. On January 10, 2018, the court granted our motion to dismiss the amended complaint and dismissed the amended complaint with prejudice.

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

New regulatory requirements will impose additional burdens on us, and our business could be adversely affected if we are unable to timely satisfy all applicable new requirements.

New regulations impacting our products are periodically adopted. These regulations may require us to change our existing product designs in order to continue marketing our products, which could result in increased expenditures and in risks that we may be unable to successfully change our designs to satisfy the new requirements. For example, IEC 60601-1-2 (4th Edition) was published in July 2014 and updates the performance requirements with respect to electromagnetic interference for medical devices. In the United States, the 4th Edition requirements go into effect on December 31, 2018 for new devices and devices that have undergone substantial changes. We have taken steps to ensure that our products sold in the United States will be compliant with the 4th Edition requirements, but we could experience technical and regulatory delays. If our products do not meet the 4th Edition standards, we may be delayed in launching new products or selling existing products that require material changes, including, for example, as a result of a change of supplier or quality issues. Any delays in selling our products resulting from non-compliance with 4th Edition and other new regulatory requirements could have a material adverse effect on our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1†*	Separation Agreement, dated January 31, 2018, by and between the Company and Kevin Kenny

10.2†*	Offer Letter and Employment Agreement, dated January 12, 2018, by and between the Company and Rhonda Robb

10.3†*	Offer Letter and Employment Agreement, dated February 7, 2018, by and between the Company and Jeff Points

10.4†*	Transition Letter, dated February 6, 2018, by and between the Company and Larry Betterley

10.5*+	Purchasing Agreement, effective May 1, 2018, between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

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

Dated: May 4, 2018		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)