Form 10-Q
period 2018-09-30
Cardiovascular Systems Inc
filed 2018-11-02
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File No. 000-52082
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was: Common Stock, $0.001 par value per share, 34,701,346 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$113,370	$116,260
Accounts receivable, net	30,320	31,225
Inventories	18,095	16,605
Marketable securities	505	544
Prepaid expenses and other current assets	2,248	2,977
Total current assets	164,538	167,611
Property and equipment, net	27,388	27,744
Patents, net	5,501	5,231
Other assets	2,883	2,766
Total assets	$200,310	$203,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,005	$10,441
Accrued expenses	22,008	25,776
Deferred revenue	1,248	1,243
Total current liabilities	36,261	37,460
Long-term liabilities
Financing obligation	21,045	21,064
Deferred revenue	8,122	8,946
Other liabilities	903	1,412
Total liabilities	66,331	68,882
Commitments and contingencies (see Note 7)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 34,703,282 at September 30, 2018 and 33,360,032 at June 30, 2018, respectively	33	33
Additional paid in capital	465,382	461,927
Accumulated other comprehensive income	—	101
Accumulated deficit	(331,436)	(327,591)
Total stockholders’ equity	133,979	134,470
Total liabilities and stockholders’ equity	$200,310	$203,352
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$56,266	$49,676
Cost of goods sold	10,575	9,202
Gross profit	45,691	40,474
Expenses:
Selling, general and administrative	41,242	35,918
Research and development	7,417	6,308
Total expenses	48,659	42,226
Loss from operations	(2,968)	(1,752)
Other (income) expense, net:
Interest expense	424	432
Interest income and other, net	(537)	(240)
Total other (income) expense, net	(113)	192
Loss before income taxes	(2,855)	(1,944)
Provision for income taxes	33	33
Net loss	$(2,888)	$(1,977)

Basic and diluted earnings per share	$(0.09)	$(0.06)

Basic and diluted weighted average shares outstanding	33,425,065	32,968,712
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net loss	$(2,888)	$(1,977)
Other comprehensive income:
Unrealized gain on available for sale securities	—	12
Adjustment for net gain realized and included in other income, net	—	(8)
Total change in unrealized gain on available for sale securities	—	4
Comprehensive loss	$(2,888)	$(1,973)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01 (See Note 5)	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	—	3,384	—	—	3,384
Shares withheld for payroll taxes	—	—	—	(1,058)	(1,058)
Exercise of stock options at $8.75 per share	—	71	—	—	71
Net loss	—	—	—	(2,888)	(2,888)
Balances at September 30, 2018	$33	$465,382	$—	$(331,436)	$133,979

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2017	$33	$447,559	$100	$(329,303)	$118,389
Stock-based compensation related to restricted stock awards, net	—	3,380	—	—	3,380
Exercise of stock options at $7.90 per share	—	307	—	—	307
Unrealized gain on marketable securities	—	—	12	—	12
Net gain reclassified from accumulated other comprehensive income	—	—	(8)	—	(8)
Net loss	—	—	—	(1,977)	(1,977)
Balances at September 30, 2017	$33	$451,246	$104	$(331,280)	$120,103
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,888)	$(1,977)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	801	994
Amortization and write-off of patents	53	49
Provision for doubtful accounts	50	100
Stock-based compensation	3,156	3,070
Changes in assets and liabilities
Accounts receivable	855	1,056
Inventories	(1,490)	(138)
Prepaid expenses and other assets	828	(643)
Accounts payable	2,471	229
Accrued expenses and other liabilities	(4,291)	(5,240)
Deferred revenue	(819)	—
Net cash used in operating activities	(1,274)	(2,500)
Cash flows from investing activities
Purchases of property and equipment	(596)	(569)
Sales of marketable securities	51	47
Costs incurred in connection with patents	(79)	(455)
Net cash used in investing activities	(624)	(977)
Cash flows from financing activities
Payment of employee taxes related to vested restricted stock	(1,058)	—
Exercise of stock options	71	306
Other	(5)	6
Net cash (used in) provided by financing activities	(992)	312
Net change in cash and cash equivalents	(2,890)	(3,165)
Cash and cash equivalents
Beginning of period	116,260	107,912
End of period	$113,370	$104,747
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2018 and 2017)
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1. Basis of Presentation

Cardiovascular Systems, Inc. (the “Company”), based in St. Paul, Minnesota, is a medical device company focused on developing and commercializing innovative solutions for treating vascular and coronary disease. The Company’s Orbital Atherectomy Systems (“OAS”) treat calcified and fibrotic plaque in arterial vessels throughout the leg and heart in a few minutes of treatment time, and address many of the limitations associated with existing surgical, catheter and pharmacological treatment alternatives.

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on August 23, 2018. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2018	2018
Accounts receivable	$31,126	$32,025
Less: Allowance for doubtful accounts	(806)	(800)
Accounts receivable, net	$30,320	$31,225

Inventories

Inventories consist of the following:

	September 30,	June 30,
	2018	2018
Raw materials	$6,588	$6,820
Work in process	1,360	1,315
Finished goods	10,147	8,470
Inventories	$18,095	$16,605

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2018	2018
Land	$500	$500
Building	22,420	22,420
Equipment	16,799	16,510
Furniture	2,709	2,709
Leasehold improvements	438	438
Construction in progress	1,245	1,110
	44,111	43,687
Less: Accumulated depreciation	(16,723)	(15,943)
Property and equipment, net	$27,388	$27,744

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2018	2018
Commissions	$5,753	$7,234
Salaries and bonus	2,976	6,624
Accrued vacation	3,718	3,557
Accrued excise, sales and other taxes	3,545	3,522
Legal settlement	1,855	1,847
Clinical studies	1,432	1,422
Other accrued expenses	2,729	1,570
Accrued expenses	$22,008	$25,776

Other Liabilities

Other non-current liabilities consist of the following:

	September 30,	June 30,
	2018	2018
Deferred grant incentive	$457	$460
Deferred compensation	403	395
Legal settlement	—	467
Other non-current liabilities	43	90
Other liabilities	$903	$1,412

3. Revenue

Effective July 1, 2018 the Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers using the modified retrospective adoption method. Adoption did not have a material impact on the Company’s financial statements.
The Company sells its peripheral and coronary products to customers through a direct sales force in the United States and through distributors internationally and has no material concentration of credit risk or significant payment terms extended to customers and, therefore, the Company does not adjust the promised amount of consideration for the effects of a significant financing component. Sales, use, value-added, and other excise taxes are not recognized in revenue. The Company has elected to present revenue net of sales taxes and other similar taxes.
The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended September 30,
Product Category	2018	2017
Peripheral	$41,232	$38,155
Coronary	15,034	11,521
Total net revenues	$56,266	$49,676

Geography
United States	$54,924	$49,676
International	1,342	—
Total net revenues	$56,266	$49,676

Performance Obligations
The majority of the Company’s revenues are from customer arrangements containing a single performance obligation to transfer peripheral and coronary products, and thus revenue is recognized at a point in time when control is transferred. This generally occurs upon shipment or upon delivery to the customer site, based on the contract terms. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.

Significant Judgments

In November 2016, the Company signed an exclusive distribution agreement with Medikit to sell its coronary and peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is partially refundable based on the occurrence of certain events during the term of the agreement. The Company has classified the payment as current or long-term based on its expectation of when revenue will be recognized and this expectation is re-evaluated on a quarterly basis. Medikit also provides advance payments for orders under the terms of the agreement, and, therefore, deferred revenue is recorded until products are accepted by Medikit. Revenue of $246 was recognized in the three months ended September 30, 2018 that was deferred as of June 30, 2018.
Revenue is recognized at the transaction price to which the Company expects to be entitled. The Company offers customers certain volume-based rebates, discounts, and incentives. Estimates of variable consideration from these items are taken into account using the most-likely amount method based on contractual provisions, the Company’s historical experience, and forecasted customer buying patterns. These items are recognized as a reduction to revenue in the period the revenue is recognized and recorded as a liability. As of September 30, 2018 and June 30, 2018 the Company had a liability of $1,666 and $1,398, respectively, related to these items and recorded within accounts payable on the consolidated balance sheet.
Return and warranty obligations vary by the specific terms of agreements with customers. The Company generally does not provide customers with a right of return. The Company has a limited warranty provision for goods that are nonconforming or defective at the time of shipment, which is estimated based on historical experience.

Contract Costs
Commissions are earned by the Company’s direct sales force based on sales of the Company’s OAS devices and other products. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2018.

Financing Obligation

In March 2017, in connection with the sale of the Company’s headquarters facility in St. Paul, Minnesota (the “Facility”), the Company entered into a Lease Agreement to lease the Facility. The Lease Agreement has an initial term of fifteen years, with four consecutive renewal options of five years each at the Company’s option, with a base annual rent in the first year of $1,638 and annual escalations of 3% thereafter. Rent during subsequent renewal terms will be at the then fair market rental rate. As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of the Facility as a financing transaction where the assets remain on the Company’s balance sheet and a financing obligation was recorded for $20,944. As lease payments are made, they will be allocated between interest expense and a reduction of the financing obligation, resulting in a value of the financing obligation that is equivalent to the net book value of the assets at the end of the lease term. The effective interest rate is 7.89%. At the end of the lease (including any renewal option terms), the Company will remove the assets and financing obligation from its balance sheet.

Payments under the initial term of the Lease Agreement as of September 30, 2018 are as follows:

Nine months ended June 30, 2019	$1,278
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Thereafter	19,375
$27,976

5. Investments

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$505	$179	$326	$—
Total short-term investments	$505	$179	$326	$—

		Fair Value Measurements as of June 30, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$544	$199	$345	$—
Total short-term investments	$544	$199	$345	$—

Effective July 1, 2018 the Company adopted the provisions of ASU 2016-01. Unrealized gains and losses of marketable securities previously recognized in other comprehensive income will now be recognized in net income as a component of other income. Upon adoption, the Company recorded a cumulative-effect reclassification adjustment of $101 from accumulated other comprehensive income to the opening balance of retained earnings as of July 1, 2018.

During the three months ended September 30, 2018 and 2017, there were no purchases of marketable securities. There was $51 and $47 of marketable securities that were sold during the three months ended September 30, 2018 and 2017, respectively.

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2018. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

The Company holds an equity investment that does not have a readily determined fair value. The Company has elected to measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. As of September 30, 2018 and June 30, 2018, the carrying value of the investment was $2,538. During the three months ended September 30, 2018, no impairment indicators were noted. The investment is recorded within other long term assets on the consolidated balance sheet.

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

Equity awards classified as restricted stock and performance-based restricted stock are treated as issued shares when granted; however, these shares are not included in the computation of basic weighted average shares outstanding. When shares vest, unless the holder elects to pay the tax liability in cash or through a sale of shares, the Company withholds the appropriate amount of shares to settle the payroll tax liability, on behalf of the individual receiving the shares, as an adjustment to accumulated deficit.

Stock Options

All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. An employee’s vested options must be exercised at or within 90 days of termination to avoid forfeiture. As of September 30, 2018, all outstanding options were fully vested.

Stock option activity for the three months ended September 30, 2018 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2018	22,321	$8.75
Options exercised	(8,087)	$8.75
Options outstanding at September 30, 2018	14,234	$8.75
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

Restricted stock award activity for the three months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	455,216	$24.77
Granted	173,529	$37.52
Forfeited	(8,553)	$25.83
Vested	(143,413)	$25.83
Outstanding at September 30, 2018	476,779	$29.08

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August 2018, the Company granted an aggregate maximum of 210,020 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2018 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2021. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2021 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $4,734, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in fiscal 2018 and 2017 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2016 and July 1, 2017, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2019 and July 1, 2020, respectively.

Performance-based restricted stock award activity for the three months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	531,178	$12.69
Granted	210,020	$22.54
Forfeited	(527)	$12.95
Outstanding at September 30, 2018	740,671	$15.49

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space and equipment under lease agreements that expire at various dates through March 2020. Rental expenses were $137 and $176 for the three months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments under the agreements as of September 30, 2018 are as follows:

Nine months ended June 30, 2019	$383
Fiscal 2020	387
Fiscal 2021	31
Fiscal 2022	3
$804

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2018 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended September 30,
	2018	2017
Numerator
Net loss	$(2,888)	$(1,977)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(2,888)	$(1,977)
Denominator
Weighted average common shares outstanding – basic	33,425,065	32,968,712
Effect of dilutive stock options(1)	—	—
Effect of dilutive restricted stock units(2)	—	—
Effect of performance-based restricted stock awards(3)	—	—
Weighted average common shares outstanding – diluted	33,425,065	32,968,712

Earnings per common share – basic and diluted	$(0.09)	$(0.06)

(1)
At September 30, 2018 and 2017, 14,234 and 39,381 stock options were outstanding, respectively. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(2)
At September 30, 2018 and 2017, 354,176 and 335,869 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(3)
At September 30, 2018 and 2017, 740,671 and 562,315 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended September 30, 2018 and 2017, there were no undistributed earnings allocated to participating securities due to the net losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended
June 30, 2018 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Peripheral

Our peripheral arterial disease (“PAD”) products, are catheter-based platforms capable of treating a broad range of plaque types in leg arteries both above and below the knee, including calcified plaque, and address many of the limitations associated with other existing surgical, catheter and pharmacological treatment alternatives. The micro-invasive devices use small access sheaths that can provide procedural benefits, allow physicians to treat PAD patients in even the small and tortuous vessels located below the knee, and facilitate access through alternative sites in the ankle, foot and wrist, as well as in the groin. We refer to each of the PAD products in this report as the “Peripheral OAS.”

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS devices as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2018.

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

International

We commercialized our Coronary OAS Micro Crown device in Japan in February 2018 through our distributor, Medikit Co., Ltd.

In fiscal 2019, we announced the first commercial use of Peripheral OAS outside of the United States, which occurred in Hong Kong and Germany through our international distributor, OrbusNeich. We continue to evaluate and pursue additional international markets to expand the coronary and peripheral opportunities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Significant Judgments and Estimates.” There have been no changes in our critical accounting policies during the three months ended September 30, 2018, other than our adoption of ASC Topic 606 - Revenue from Contracts with Customers. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2018	2017	Percent Change
Net revenues	$56,266	$49,676	13.3%
Cost of goods sold	10,575	9,202	14.9
Gross profit	45,691	40,474	12.9
Expenses:
Selling, general and administrative	41,242	35,918	14.8
Research and development	7,417	6,308	17.6
Total expenses	48,659	42,226	15.2
Loss from operations	(2,968)	(1,752)	69.4
Other (income) expense, net	(113)	192	(158.9)
Loss before income taxes	(2,855)	(1,944)	46.9
Provision for income taxes	33	33	—
Net loss	$(2,888)	$(1,977)	46.1

Comparison of Three Months Ended September 30, 2018 with Three Months Ended September 30, 2017

Net revenues. Net revenues increased by $6.6 million, or 13.3%, from $49.7 million for the three months ended September 30, 2017 to $56.3 million for the three months ended September 30, 2018. Coronary revenues increased $3.5 million, or 30.5%, and peripheral revenues increased $3.1 million, or 8.1%. Both coronary and peripheral revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as OrbusNeich balloons and ZILIENT guidewires, partially offset by lower average selling prices. International revenue was $1.3 million for the three months ended September 30, 2018, compared with no international revenue for the three months ended September 30, 2017. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold increased to $10.6 million for the three months ended September 30, 2018 from $9.2 million for the three months ended September 30, 2017, a 14.9% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes. Gross margin decreased to 81.2% for the three months ended September 30, 2018 from 81.5% for the three months ended September 30, 2017, primarily due to increased sales of lower margin products and expansion into lower margin international markets through distributor relationships. This decrease was partially offset by product cost reductions. We expect that gross margin in the second quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended September 30, 2018, as an increasing amount of revenue will be derived from lower margin products and international markets. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $5.3 million, or 14.8%, from $35.9 million for the three months ended September 30, 2017 to $41.2 million for the three months ended September 30, 2018. The increase was primarily due to increased expenses related to the expansion of clinical specialists within our sales organization and costs associated with international expansion. Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 each include $2.7 million for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2019 to increase slightly compared to amounts incurred for the three months ended September 30, 2018, but at a rate less than the rate of revenue growth.

Research and Development Expenses. Research and development expenses increased by $1.1 million, or 17.6%, from $6.3 million for the three months ended September 30, 2017 to $7.4 million for the three months ended September 30, 2018. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased costs for the three months ended September 30, 2018 as we continue enrollment in the ECLIPSE clinical study and as we invest in expanding our product portfolio. Research and development expenses for the three months ended September 30, 2018 and 2017 include $421,000 and $321,000, respectively, for stock-based compensation. We expect research and development expenses in the second quarter of fiscal 2019 to be slightly higher than the amounts incurred for the three months ended September 30, 2018 as we continue investing in the expansion of our product portfolio. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $113.4 million and $116.3 million at September 30, 2018 and June 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $331.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,274)	$(2,500)
Net cash used in investing activities	(624)	(977)
Net cash (used in) provided by financing activities	(992)	312
Net change in cash and cash equivalents	$(2,890)	$(3,165)

Changes in Liquidity

Operating Activities

Net cash used in operations was $1.3 million for the three months ended September 30, 2018, primarily due to the net loss of $2.9 million and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for stock compensation, depreciation and amortization for the three months ended September 30, 2018.

Net cash used in operations was $2.5 million for the three months ended September 30, 2017, primarily due to the net loss of $2.0 million and the use of cash for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing and activity and payments, and non-cash expenditures for stock compensation, depreciation and amortization for the three months ended September 30, 2017.

Investing Activities

Net cash used in investing activities was $624,000 for the three months ended September 30, 2018, primarily due to purchases of property & equipment.

Net cash used in investing activities was $977,000 for the three months ended September 30, 2017, primarily due to purchases of property & equipment and costs associated with capitalized patent activities.

Financing Activities

Net cash used in financing activities was $992,000 for the three months ended September 30, 2018, primarily due to payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from an exercise of stock options.

Net cash provided by financing activities was $312,000 for the three months ended September 30, 2017, primarily due to proceeds received from exercises of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of September 30, 2018, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under severance agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2018 and we currently do not have plans to borrow under the Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended September 30,
	2018	2017
Net loss	$(2,888)	$(1,977)
Less: Other (income) expense, net	(113)	192
Less: Provision for income taxes	33	33
Loss from operations	(2,968)	(1,752)
Add: Stock-based compensation	3,156	3,070
Add: Depreciation and amortization	854	1,043
Adjusted EBITDA	$1,042	$2,361

Adjusted EBITDA decreased as compared to the prior year period primarily due to the higher net loss in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this report and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) the expectation of selling our products internationally in the future; (ii) seasonality in our business; (iii) our expectation that our revenue will increase; (iv) our expectation of increased selling, general and administrative expenses and the rate of such growth; (v) our expectation that gross margin in the second quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended September 30, 2018; (vi) our expectation that we will incur research and development expenses in the second quarter of fiscal 2019 that are higher than the amounts incurred in the three months ended September 30, 2018; (vii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (viii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (ix) our dividend expectations; (x) our plan not to borrow under our loan and security agreement; and (xi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the United States, Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of OrbusNeich to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of our products; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; and general economic conditions.

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K filed with the SEC on August 23, 2018 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on August 23, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 to July 31, 2018	—	—	N/A	N/A
August 1 to August 31, 2018(1)	28,555	$37.07	N/A	N/A
September 1 to September 30, 2018	—	—	N/A	N/A
	28,555	$37.07
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1*	Separation Agreement, dated August 15, 2018, by and between the Company and Laurence L. Betterley

10.2*	Consulting Agreement, dated August 16, 2018, by and between the Company and Laurence L. Betterley

10.3
Fiscal Year 2019 Executive Officer Base Salaries (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 23, 2018).

10.4
Fiscal Year 2019 Executive Officer Bonus Plan and Equity Compensation (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 23, 2018).

10.5
Fiscal Year 2019 Director Compensation Arrangements (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 23, 2018).

10.6
Cardiovascular Systems, Inc. Executive Officer Severance Plan (restated August 22, 2018) (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 23, 2018)

10.7*	Third Amendment of Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated August 30, 2018

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2018		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)