Form 10-Q
period 2018-12-31
Cardiovascular Systems Inc
filed 2019-02-01
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
Commission File No. 000-52082
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock as of January 25, 2019 was: Common Stock, $0.001 par value per share, 34,823,048 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$118,772	$116,260
Accounts receivable, net	29,906	31,225
Inventories	19,679	16,605
Marketable securities	434	544
Prepaid expenses and other current assets	1,944	2,977
Total current assets	170,735	167,611
Property and equipment, net	28,230	27,744
Patents, net	5,307	5,231
Other assets	2,915	2,766
Total assets	$207,187	$203,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,998	$10,441
Accrued expenses	24,472	25,776
Deferred revenue	1,519	1,243
Total current liabilities	38,989	37,460
Long-term liabilities
Financing obligation	21,025	21,064
Deferred revenue	7,700	8,946
Other liabilities	875	1,412
Total liabilities	68,589	68,882
Commitments and contingencies (see Note 7)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 34,824,366 at December 31, 2018 and 33,360,032 at June 30, 2018, respectively	34	33
Additional paid in capital	469,827	461,927
Accumulated other comprehensive income	—	101
Accumulated deficit	(331,263)	(327,591)
Total stockholders’ equity	138,598	134,470
Total liabilities and stockholders’ equity	$207,187	$203,352
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues	$60,206	$52,628	$116,472	$102,304
Cost of goods sold	11,477	9,499	22,052	18,701
Gross profit	48,729	43,129	94,420	83,603
Expenses:
Selling, general and administrative	41,107	37,008	82,349	72,926
Research and development	7,238	6,396	14,655	12,704
Total expenses	48,345	43,404	97,004	85,630
Income (loss) from operations	384	(275)	(2,584)	(2,027)
Other (income) expense, net:
Interest expense	422	430	846	862
Interest income and other, net	(563)	(325)	(1,100)	(565)
Total other (income) expense, net	(141)	105	(254)	297
Income (loss) before income taxes	525	(380)	(2,330)	(2,324)
Provision for income taxes	33	33	66	66
Net income (loss)	$492	$(413)	$(2,396)	$(2,390)

Basic earnings per share	$0.01	$(0.01)	$(0.07)	$(0.07)
Diluted earnings per share	$0.01	$(0.01)	$(0.07)	$(0.07)

Basic weighted average shares outstanding	33,507,843	33,112,138	33,466,454	33,040,425
Diluted weighted average shares outstanding	34,120,639	33,112,138	33,466,454	33,040,425
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$492	$(413)	$(2,396)	$(2,390)
Other comprehensive income:
Unrealized gain on available for sale securities	—	16	—	28
Adjustment for net gain realized and included in other income, net	—	(8)	—	(16)
Total change in unrealized gain on available for sale securities	—	8	—	12
Comprehensive income (loss)	$492	$(405)	$(2,396)	$(2,378)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2017	$33	$447,559	$100	$(329,303)	$118,389
Stock-based compensation related to restricted stock awards, net	—	9,546	—	—	9,546
Exercise of stock options at $7.90-$12.15 per share	—	514	—	—	514
Employee stock purchase plan activity	—	4,308	—	—	4,308
Unrealized gain on marketable securities	—	—	35	—	35
Net gain reclassified from accumulated other comprehensive income	—	—	(34)	—	(34)
Net income	—	—	—	1,712	1,712
Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01 (See Note 5)	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	1	5,603	—	—	5,604
Shares withheld for payroll taxes	—	—	—	(1,377)	(1,377)
Employee stock purchase plan activity	—	2,101	—	—	2,101
Exercise of stock options at $8.75 per share	—	196	—	—	196
Net loss	—	—	—	(2,396)	(2,396)
Balances at December 31, 2018	$34	$469,827	$—	$(331,263)	$138,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,396)	$(2,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,577	1,988
Amortization of patents	108	102
Write-off of patent costs	300	26
Provision for (recovery of) doubtful accounts (including note receivable)	100	(93)
Stock-based compensation	5,926	5,740
Changes in assets and liabilities
Accounts receivable	1,219	561
Inventories	(3,074)	(504)
Prepaid expenses and other assets	1,125	2,792
Accounts payable	1,479	(608)
Accrued expenses and other liabilities	(1,868)	(8,439)
Deferred revenue	(970)	—
Net cash provided by (used in) operating activities	3,526	(825)
Cash flows from investing activities
Purchases of property and equipment	(994)	(1,269)
Proceeds from convertible note receivable	—	143
Sales of marketable securities	97	96
Costs incurred in connection with patents	(475)	(622)
Net cash used in investing activities	(1,372)	(1,652)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,551	1,385
Payment of employee taxes related to vested restricted stock	(1,377)	—
Exercise of stock options	196	513
Other	(12)	12
Net cash provided by financing activities	358	1,910
Net change in cash and cash equivalents	2,512	(567)
Cash and cash equivalents
Beginning of period	116,260	107,912
End of period	$118,772	$107,345
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2018 and 2017)
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

The Company will elect the prospective transition method with the effects of adoption recognized as a cumulative effect adjustment to the opening balance of retained earnings in the Company's fiscal 2020 financial statements, with no restatement of comparative periods. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification.

The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company expects to record right of use assets and lease liabilities, which may be material, on its consolidated balance sheet upon adoption of this standard and is still assessing the impact to its results of operations and cash flows.

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2018	2018
Accounts receivable	$30,642	$32,025
Less: Allowance for doubtful accounts	(736)	(800)
Accounts receivable, net	$29,906	$31,225

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2018	2018
Raw materials	$6,578	$6,820
Work in process	1,160	1,315
Finished goods	11,941	8,470
Inventories	$19,679	$16,605

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2018	2018
Land	$500	$500
Building	22,420	22,420
Equipment	16,879	16,510
Furniture	2,724	2,709
Leasehold improvements	540	438
Construction in progress	2,666	1,110
	45,729	43,687
Less: Accumulated depreciation	(17,499)	(15,943)
Property and equipment, net	$28,230	$27,744

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2018	2018
Salaries and bonus	$6,703	$6,624
Commissions	5,896	7,234
Accrued vacation	4,015	3,557
Accrued excise, sales and other taxes	3,555	3,522
Legal settlement	1,395	1,847
Clinical studies	1,145	1,422
Other accrued expenses	1,763	1,570
Accrued expenses	$24,472	$25,776

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
The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended December 31,		Six Months Ended December 31,
Product Category	2018	2017	2018	2017
Peripheral	$44,236	$39,187	$85,468	$77,342
Coronary	15,970	13,441	31,004	24,962
Total net revenues	$60,206	$52,628	$116,472	$102,304

Geography
United States	$58,596	$52,628	$113,520	$102,304
International	1,610	—	2,952	—
Total net revenues	$60,206	$52,628	$116,472	$102,304

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

Significant Judgments

The Company has an exclusive distribution agreement with Medikit to sell its coronary and peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is partially refundable based on the occurrence of certain events during the term of the agreement. The Company has classified the payment as current or long-term based on its expectation of when revenue will be recognized and this expectation is re-evaluated on a quarterly basis. Medikit also provides advance payments for orders under the terms of the agreement, and, therefore, deferred revenue is recorded until products are accepted by Medikit. Revenue of $398 was recognized in the six months ended December 31, 2018 that was deferred as of June 30, 2018.
Revenue is recognized at the transaction price to which the Company expects to be entitled. The Company offers customers certain volume-based rebates, discounts, and incentives. Estimates of variable consideration from these items are taken into account using the most-likely amount method based on contractual provisions, the Company’s historical experience, and forecasted customer buying patterns. These items are recognized as a reduction to revenue in the period the revenue is recognized and recorded as a liability. As of December 31, 2018 and June 30, 2018, the Company had a liability of $1,803 and $1,398, respectively, related to these items and recorded within accounts payable on the consolidated balance sheet.
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

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver has a maturity date of March 31, 2020 and bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.25%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings up to $10,000 are available on a non-formula basis. Borrowings above $10,000 are based on (i) 85% of eligible domestic accounts receivable, and (ii) the lesser of 50% of eligible inventory or $5,000, subject to adjustment as defined in the Loan Agreement. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 1% of the Maximum Dollar Amount upon termination of the Loan Agreement or the Revolver for any reason prior to the maturity date, unless refinanced with SVB.

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2018.

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

Payments under the initial term of the Lease Agreement as of December 31, 2018 are as follows:

Six months ending June 30, 2019	$856
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Thereafter	19,375
$27,554

5. Investments

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$434	$129	$305	$—
Total short-term investments	$434	$129	$305	$—

		Fair Value Measurements as of June 30, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$544	$199	$345	$—
Total short-term investments	$544	$199	$345	$—

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

During the three and six months ended December 31, 2018 and 2017, there were no purchases of marketable securities. There was $46 and $97 of marketable securities that were sold during the three and six months ended December 31, 2018, respectively. There was $49 and $96 of marketable securities that were sold during the three and six months ended December 31, 2017, respectively.

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2018. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

The Company holds an equity investment that does not have a readily determined fair value. The Company has elected to measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. As of December 31, 2018 and June 30, 2018, the carrying value of the investment was $2,538. During the six months ended December 31, 2018, no impairment indicators were noted. The investment is recorded within other long term assets on the consolidated balance sheet. The Company is committed to purchasing additional shares of this investment for an estimated $3,055, which is expected to occur in the Company’s fiscal third quarter.

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

Equity awards classified as restricted stock and performance-based restricted stock are treated as issued shares when granted; however, these shares are not included in the computation of basic weighted average shares outstanding. When shares vest, unless the holder elects to pay the payroll tax liability in cash or through a sale of shares, the Company withholds the appropriate amount of shares to settle the payroll tax liability, on behalf of the individual receiving the shares, as an adjustment to accumulated deficit.

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

Stock option activity for the six months ended December 31, 2018 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2018	22,321	$8.75
Options exercised	(22,321)	$8.75
Options outstanding at December 31, 2018	—	$—
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

Restricted stock award activity for the six months ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	455,216	$24.77
Granted	232,347	$35.78
Forfeited	(13,566)	$26.94
Vested	(179,416)	$24.13
Outstanding at December 31, 2018	494,581	$30.12

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

Performance-based restricted stock awards granted in fiscal 2017 and 2018 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2016 and July 1, 2017, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2019 and July 1, 2020, respectively.

Performance-based restricted stock award activity for the six months ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	531,178	$12.69
Granted	210,020	$22.54
Forfeited	(1,101)	$17.65
Outstanding at December 31, 2018	740,097	$15.48

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space and equipment under lease agreements that expire at various dates through March 2020. Rental expenses were $139 and $177 for the three months ended December 31, 2018 and 2017, respectively, and $278 and $339 for the six months ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under the agreements as of December 31, 2018 are as follows:

Six months ending June 30, 2019	$255
Fiscal 2020	392
Fiscal 2021	36
Fiscal 2022	8
Fiscal 2023	3
$694

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2018 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator
Net income (loss)	$492	$(413)	$(2,396)	$(2,390)
Income allocated to participating securities	(3)	—	—	—
Net income (loss) available to common stockholders	$489	$(413)	$(2,396)	$(2,390)
Denominator
Weighted average common shares outstanding – basic	33,507,843	33,112,138	33,466,454	33,040,425
Effect of dilutive stock options(1)	—	—	—	—
Effect of dilutive restricted stock units(2)	327,662	—	—	—
Effect of performance-based restricted stock awards(3)	285,134	—	—	—
Weighted average common shares outstanding – diluted	34,120,639	33,112,138	33,466,454	33,040,425

Earnings per common share – basic	$0.01	$(0.01)	$(0.07)	$(0.07)
Earnings per common share – diluted	$0.01	$(0.01)	$(0.07)	$(0.07)

(1)
At December 31, 2018 and 2017, 0 and 22,321 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for the six months ended December 31, 2018, and the three and six months ended December 31, 2017, because those shares are anti-dilutive.

(2)
At December 31, 2018 and 2017, 354,176 and 335,869 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the six months ended December 31, 2018, and the three and six months ended December 31, 2017, because those shares are anti-dilutive.

(3)
At December 31, 2018 and 2017, 740,097 and 585,832 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the six months ended December 31, 2018, and the three and six months ended December 31, 2017, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended December 31, 2018, undistributed earnings allocated to participating securities were based on 191,331 time-based restricted stock awards.

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

We have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the three months ending June 30 usually representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year.

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

In October 2013, we received premarket approval from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month.

International

We commercialized our Coronary OAS Micro Crown device in Japan in February 2018 through our distributor, Medikit Co., Ltd. In January 2019, we announced that Japan’s Ministry of Health, Labor and Welfare approved our Coronary OAS Classic Crown. We expect commercial sales of this product to commence in Japan in the third quarter of fiscal 2019.

In fiscal 2019, we announced the first commercial use of Peripheral OAS outside of the United States, which occurred in Hong Kong, Germany, and the Middle East through our international distributor, OrbusNeich. We continue to evaluate and pursue additional international markets to expand the coronary and peripheral opportunities.

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

Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Significant Judgments and Estimates.” There have been no changes in our critical accounting policies other than our adoption of ASC Topic 606 - Revenue from Contracts with Customers. See Note 3 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	Percent Change	2018	2017	Percent Change
Net revenues	$60,206	$52,628	14.4%	$116,472	$102,304	13.8%
Cost of goods sold	11,477	9,499	20.8	22,052	18,701	17.9
Gross profit	48,729	43,129	13.0	94,420	83,603	12.9
Expenses:
Selling, general and administrative	41,107	37,008	11.1	82,349	72,926	12.9
Research and development	7,238	6,396	13.2	14,655	12,704	15.4
Total expenses	48,345	43,404	11.4	97,004	85,630	13.3
Income (loss) from operations	384	(275)	(239.6)	(2,584)	(2,027)	27.5
Other (income) expense, net	(141)	105	(234.3)	(254)	297	(185.5)
Income (loss) before income taxes	525	(380)	(238.2)	(2,330)	(2,324)	0.3
Provision for income taxes	33	33	—	66	66	—
Net income (loss)	$492	$(413)	(219.1)	$(2,396)	$(2,390)	0.3

Comparison of Three Months Ended December 31, 2018 with Three Months Ended December 31, 2017

Net revenues. Net revenues increased by $7.6 million, or 14.4%, from $52.6 million for the three months ended December 31, 2017 to $60.2 million for the three months ended December 31, 2018. Peripheral revenues increased $5.1 million, or 12.9%, and coronary revenues increased $2.5 million, or 18.8%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as OrbusNeich balloons and ZILIENT guidewires, partially offset by lower average selling prices. International revenue was $1.6 million for the three months ended December 31, 2018, compared with no international revenue for the three months ended December 31, 2017. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold increased to $11.5 million for the three months ended December 31, 2018 from $9.5 million for the three months ended December 31, 2017, a 20.8% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes. Gross margin decreased to 80.9% for the three months ended December 31, 2018 from 81.9% for the three months ended December 31, 2017, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the third quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended December 31, 2018, as an increasing amount of revenue will be derived from lower margin products and international markets. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $4.1 million, or 11.1%, from $37.0 million for the three months ended December 31, 2017 to $41.1 million for the three months ended December 31, 2018. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization and costs associated with international expansion. Selling, general and administrative expenses for the three months ended December 31, 2018 and 2017 include $2.4 million and $2.3 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the third quarter of fiscal 2019 to increase slightly compared to amounts incurred for the three months ended December 31, 2018, but at a rate less than the rate of revenue growth.

Research and Development Expenses. Research and development expenses increased by $842,000, or 13.2%, from $6.4 million for the three months ended December 31, 2017 to $7.2 million for the three months ended December 31, 2018. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel and project costs for the three months ended December 31, 2018 as we invest in expanding our product portfolio. Research and development expenses for the three months ended December 31, 2018 and 2017 include $307,000 and $269,000, respectively, for stock-based compensation. We expect research and development expenses in the third quarter of fiscal 2019 to be higher than the amounts incurred for the three months ended December 31, 2018 as we continue investing in the expansion of our product portfolio and clinical studies. Fluctuations could occur based on the number of projects and studies and the timing of expenditures.

Comparison of Six Months Ended December 31, 2018 with Six Months Ended December 31, 2017

Net revenues. Net revenues increased by $14.2 million, or 13.8%, from $102.3 million for the six months ended December 31, 2017 to $116.5 million for the six months ended December 31, 2018. Peripheral revenues increased $8.1 million, or 10.5%, and coronary revenues increased $6.1 million, or 24.2%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as OrbusNeich balloons and ZILIENT guidewires, partially offset by lower average selling prices. International revenue was $3.0 million for the six months ended December 31, 2018, compared with no international revenue for the six months ended December 31, 2017.

Cost of Goods Sold. Cost of goods sold increased to $22.1 million for the six months ended December 31, 2018 from $18.7 million for the six months ended December 31, 2017, a 17.9% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes. Gross margin decreased to 81.1% for the six months ended December 31, 2018 from 81.7% for the six months ended December 31, 2017, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $9.4 million, or 12.9%, from $72.9 million for the six months ended December 31, 2017 to $82.3 million for the six months ended December 31, 2018. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization and costs associated with international expansion. Selling, general and administrative expenses for the six months ended December 31, 2018 and 2017 each include $5.0 million for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $2.0 million, or 15.4%, from $12.7 million for the six months ended December 31, 2017 to $14.7 million for the six months ended December 31, 2018. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel costs as we invest in expanding our product portfolio and continue enrollment in the ECLIPSE clinical study. Research and development expenses for the six months ended December 31, 2018 and 2017 include $728,000 and $590,000, respectively, for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $118.8 million and $116.3 million at December 31, 2018 and June 30, 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $331.3 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Six Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$3,526	$(825)
Net cash used in investing activities	(1,372)	(1,652)
Net cash provided by financing activities	358	1,910
Net change in cash and cash equivalents	$2,512	$(567)

Changes in Liquidity

Operating Activities

Net cash provided by operations was $3.5 million for the six months ended December 31, 2018, primarily due to positive cash flow when the net loss of $2.4 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization. Contributing to positive cash flows from operations were the timing of collections on receivables and of cash payments on payables. These positive cash flows were partially offset by the increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions.

Net cash used in operations was $825,000 for the six months ended December 31, 2017, primarily due to the use of cash for payouts of previously accrued bonuses and commissions and a litigation settlement payment. This was partially offset by positive cash flow when the net loss of $2.4 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization, as well as collections on receivables and increased accounts payable due to timing of activity and payments.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended December 31, 2018, primarily due to purchases of property and equipment and costs associated with capitalized patent activities.

Net cash used in investing activities was $1.7 million for the six months ended December 31, 2017, primarily due to purchases of property and equipment and costs associated with capitalized patent activities.

Financing Activities

Net cash provided by financing activities was $358,000 for the six months ended December 31, 2018, primarily due to proceeds from employee stock purchases and the exercise of stock options, partially offset by the payment of payroll taxes on the employee vesting of stock awards.

Net cash provided by financing activities was $1.9 million for the six months ended December 31, 2017, primarily due to proceeds received from employee stock purchases and the exercises of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of December 31, 2018, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under severance agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver has a maturity date of March 31, 2020 and bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.25%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings up to $10.0 million are available on a non-formula basis. Borrowings above $10.0 million are based on (i) 85% of eligible domestic accounts receivable, and (ii) the lesser of 50% of eligible inventory or $5.0 million, subject to adjustment as defined in the Loan Agreement. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 1% of the Maximum Dollar Amount upon termination of the Loan Agreement or the Revolver for any reason prior to the maturity date, unless refinanced with SVB.

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2018 and we currently do not have plans to borrow under the Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss	$492	$(413)	$(2,396)	$(2,390)
Less: Other (income) expense, net	(141)	105	(254)	297
Less: Provision for income taxes	33	33	66	66
Loss from operations	384	(275)	(2,584)	(2,027)
Add: Stock-based compensation	2,770	2,670	5,926	5,740
Add: Depreciation and amortization	831	1,047	1,685	2,090
Adjusted EBITDA	$3,985	$3,442	$5,027	$5,803

Adjusted EBITDA decreased as compared to the prior year period primarily due to the effects of higher loss from operations and lower depreciation and amortization expense during the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by depreciation and amortization expense and non-cash charges such as stock-based compensation. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results. Additionally, our management is partially evaluated on the basis of Adjusted EBITDA when determining achievement of their incentive compensation performance targets. Management does not use Adjusted EBITDA as a liquidity measure or in the calculation of our financial covenants under the revolving credit facility with Silicon Valley Bank.

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

The following is an explanation of each of the items that management excludes from Adjusted EBITDA and the reasons for excluding each of these individual items:

•
Stock-based compensation. Our management believes that excluding this item from Adjusted EBITDA is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance and ability to make additional investments in our company, and excluding this item allows for greater transparency to certain line items in our financial statements.

•
Depreciation and amortization expense. Our management believes that excluding these items from our Adjusted EBITDA is useful to investors to understand our operational performance and ability to make additional investments in our company.

Material Limitations Associated with the Use of Non-GAAP Financial Measures and Manner in Which We Compensate for these Limitations

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Some of the limitations associated with our use of these non-GAAP financial measures are:

•
Items such as stock-based compensation do not directly affect our cash flow position; however, such items reflect economic costs to us and are not reflected in our Adjusted EBITDA, and therefore Adjusted EBITDA does not reflect the full economic effect of these items.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this report and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (ii) seasonality in our business; (iii) our expectation that our revenue will increase; (iv) our expectation of increased selling, general and administrative expenses and the rate of such growth; (v) our expectation that gross margin in the third quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended December 31, 2018; (vi) our expectation that we will incur research and development expenses in the third quarter of fiscal 2019 that are higher than the amounts incurred in the three months ended December 31, 2018; (vii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (viii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (ix) our dividend expectations; (x) our plan not to borrow under our loan and security agreement; and (xi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the United States, Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of OrbusNeich to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; and general economic conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1 to October 31, 2018	—	—	N/A	N/A
November 1 to November 30, 2018(1)	10,362	$30.62	N/A	N/A
December 1 to December 31, 2018	—	—	N/A	N/A
	10,362	$30.62
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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2019		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)