Form 10-Q
period 2019-03-31
Cardiovascular Systems Inc
filed 2019-05-03
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File No. 000-52082
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, One-tenth of One Cent ($0.001) Par Value Per Share	CSII	The Nasdaq Stock Market LLC
The number of shares outstanding of the registrant’s common stock as of April 26, 2019 was: Common Stock, $0.001 par value per share, 34,826,182 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$115,280	$116,260
Accounts receivable, net	34,970	31,225
Inventories	19,304	16,605
Marketable securities	456	544
Prepaid expenses and other current assets	2,221	2,977
Total current assets	172,231	167,611
Property and equipment, net	27,607	27,744
Patents, net	5,242	5,231
Other assets	6,149	2,766
Total assets	$211,229	$203,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,396	$10,441
Accrued expenses	26,489	25,776
Deferred revenue	1,612	1,243
Total current liabilities	40,497	37,460
Long-term liabilities
Financing obligation	21,005	21,064
Deferred revenue	7,230	8,946
Other liabilities	884	1,412
Total liabilities	69,616	68,882
Commitments and contingencies (see Note 7)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 34,828,214 at March 31, 2019 and 33,360,032 at June 30, 2018, respectively	34	33
Additional paid in capital	472,501	461,927
Accumulated other comprehensive income	—	101
Accumulated deficit	(330,922)	(327,591)
Total stockholders’ equity	141,613	134,470
Total liabilities and stockholders’ equity	$211,229	$203,352
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues	$63,311	$55,587	$179,783	$157,891
Cost of goods sold	12,166	9,969	34,218	28,670
Gross profit	51,145	45,618	145,565	129,221
Expenses:
Selling, general and administrative	41,356	37,796	123,705	110,722
Research and development	9,282	7,333	23,937	20,037
Total expenses	50,638	45,129	147,642	130,759
Income (loss) from operations	507	489	(2,077)	(1,538)
Other (income) expense, net:
Interest expense	420	429	1,266	1,291
Interest income and other, net	(671)	(338)	(1,771)	(903)
Total other (income) expense, net	(251)	91	(505)	388
Income (loss) before income taxes	758	398	(1,572)	(1,926)
Provision for income taxes	86	33	152	99
Net income (loss)	$672	$365	$(1,724)	$(2,025)

Basic earnings per share	$0.02	$0.01	$(0.05)	$(0.06)
Diluted earnings per share	$0.02	$0.01	$(0.05)	$(0.06)

Basic weighted average shares outstanding	33,600,148	33,237,552	33,510,368	33,105,174
Diluted weighted average shares outstanding	34,241,432	33,641,804	33,510,368	33,105,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$672	$365	$(1,724)	$(2,025)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	—	(1)	—	27
Adjustment for net gain realized and included in interest income and other, net	—	(8)	—	(24)
Total change in unrealized gain on available for sale securities	—	(9)	—	3
Comprehensive income (loss)	$672	$356	$(1,724)	$(2,022)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01 (See Note 5)	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	—	3,132	—	—	3,132
Shares withheld for payroll taxes	—	—	—	(1,058)	(1,058)
Employee stock purchase plan activity	—	252	—	—	252
Exercise of stock options at $8.75 per share	—	71	—	—	71
Net loss	—	—	—	(2,888)	(2,888)
Balances at September 30, 2018	33	465,382	—	(331,436)	133,979
Stock-based compensation related to restricted stock awards, net	1	2,471	—	—	2,472
Shares withheld for payroll taxes	—	—	—	(319)	(319)
Employee stock purchase plan activity	—	1,849	—	—	1,849
Exercise of stock options at $8.75 per share	—	125	—	—	125
Net income	—	—	—	492	492
Balances at December 31, 2018	34	469,827	—	(331,263)	138,598
Stock-based compensation related to restricted stock awards, net	—	2,380	—	—	2,380
Shares withheld for payroll taxes	—	—	—	(331)	(331)
Employee stock purchase plan activity	—	294	—	—	294
Net income	—	—	—	672	672
Balances at March 31, 2019	$34	$472,501	$—	$(330,922)	$141,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2017	$33	$447,559	$100	$(329,303)	$118,389
Stock-based compensation related to restricted stock awards, net	—	3,129	—	—	3,129
Employee stock purchase plan activity	—	251	—	—	251
Exercise of stock options at $7.90 per share	—	307	—	—	307
Unrealized gain on marketable securities	—	—	12	—	12
Net gain reclassified from accumulated other comprehensive income	—	—	(8)	—	(8)
Net loss	—	—	—	(1,977)	(1,977)
Balances at September 30, 2017	33	451,246	104	(331,280)	120,103
Stock-based compensation related to restricted stock awards, net	—	2,375	—	—	2,375
Employee stock purchase plan activity	—	1,680	—	—	1,680
Exercise of stock options at $12.15 per share	—	207	—	—	207
Unrealized gain on marketable securities	—	—	16	—	16
Net gain reclassified from accumulated other comprehensive income	—	—	(8)	—	(8)
Net loss	—	—	—	(413)	(413)
Balances at December 31, 2017	33	455,508	112	(331,693)	123,960
Stock-based compensation related to restricted stock awards, net	—	1,880	—	—	1,880
Employee stock purchase plan activity	—	260	—	—	260
Unrealized loss on marketable securities	—	—	(1)	—	(1)
Net gain reclassified from accumulated other comprehensive income	—	—	(8)	—	(8)
Net income	—	—	—	365	365
Balances at March 31, 2018	$33	$457,648	$103	$(331,328)	$126,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,724)	$(2,025)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,382	2,927
Amortization of patents	235	153
Write-off of patent costs	500	497
Provision for (recovery of) doubtful accounts (including note receivable)	125	(18)
Stock-based compensation	8,600	7,880
Changes in assets and liabilities
Accounts receivable	(3,870)	(3,594)
Inventories	(2,699)	(105)
Prepaid expenses and other assets	647	2,879
Accounts payable	1,915	(544)
Accrued expenses and other liabilities	144	(6,945)
Deferred revenue	(1,347)	577
Net cash provided by operating activities	4,908	1,682
Cash flows from investing activities
Purchases of property and equipment	(2,286)	(1,614)
Purchase of investment	(3,055)	—
Proceeds from convertible note receivable	—	143
Sales of marketable securities	97	144
Costs incurred in connection with patents	(665)	(880)
Net cash used in investing activities	(5,909)	(2,207)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,551	1,385
Payment of employee taxes related to vested restricted stock	(1,708)	—
Exercise of stock options	196	513
Other	(18)	20
Net cash provided by financing activities	21	1,918
Net change in cash and cash equivalents	(980)	1,393
Cash and cash equivalents
Beginning of period	116,260	107,912
End of period	$115,280	$109,305
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2019 and 2018)
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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. The guidance is effective for the Company on July 1, 2019.

The Company will elect the prospective transition method with the effects of adoption recognized as a cumulative effect adjustment to the opening balance of retained earnings in the Company's fiscal 2020 financial statements, with no restatement of comparative periods. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification.

The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company expects to record right of use assets and lease liabilities, which may be material, on its consolidated balance sheet upon adoption of this standard and is still assessing the impact to its results of operations and cash flows.

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2019	2018
Accounts receivable	$35,649	$32,025
Less: Allowance for doubtful accounts	(679)	(800)
Accounts receivable, net	$34,970	$31,225

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2019	2018
Raw materials	$6,042	$6,820
Work in process	1,612	1,315
Finished goods	11,650	8,470
Inventories	$19,304	$16,605

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2019	2018
Land	$500	$500
Building	22,420	22,420
Equipment	17,869	16,510
Furniture	2,900	2,709
Leasehold improvements	540	438
Construction in progress	1,682	1,110
	45,911	43,687
Less: Accumulated depreciation	(18,304)	(15,943)
Property and equipment, net	$27,607	$27,744

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2019	2018
Salaries and bonus	$7,089	$6,624
Commissions	6,310	7,234
Accrued vacation	4,094	3,557
Accrued excise, sales and other taxes	3,555	3,522
Clinical studies	1,968	1,422
Legal settlement	932	1,847
Other accrued expenses	2,541	1,570
Accrued expenses	$26,489	$25,776

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
The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
Product Category	2019	2018	2019	2018
Peripheral	$45,152	$40,989	$130,620	$118,331
Coronary	18,159	14,598	49,163	39,560
Total net revenues	$63,311	$55,587	$179,783	$157,891

Geography
United States	$60,897	$54,736	$174,417	$157,040
International	2,414	851	5,366	851
Total net revenues	$63,311	$55,587	$179,783	$157,891

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

Significant Judgments

The Company has an exclusive distribution agreement with Medikit to sell the Company’s coronary and peripheral OAS in Japan. To secure exclusive distribution rights, Medikit made an upfront payment of $10,000 to the Company, which is partially refundable based on the occurrence of certain events during the term of the agreement. The Company has classified the payment as current or long-term based on its expectation of when revenue will be recognized and this expectation is re-evaluated on a quarterly basis. Medikit also provides advance payments for orders under the terms of the agreement, and, therefore, deferred revenue is recorded until products are accepted by Medikit. Revenue of $775 was recognized in the nine months ended March 31, 2019 that was deferred as of June 30, 2018.
Revenue is recognized at the transaction price to which the Company expects to be entitled. The Company offers customers certain volume-based rebates, discounts, and incentives. Estimates of variable consideration from these items are taken into account using the most-likely amount method based on contractual provisions, the Company’s historical experience, and forecasted customer buying patterns. These items are recognized as a reduction to revenue in the period the revenue is recognized and recorded as a liability. As of March 31, 2019 and June 30, 2018, the Company had a liability of $1,665 and $1,398, respectively, related to these items and recorded within accounts payable on the consolidated balance sheet.
Return and warranty obligations vary by the specific terms of agreements with customers. The Company generally does not provide customers with a right of return. The Company has a limited warranty provision for goods that are nonconforming or defective at the time of shipment, which is estimated based on historical experience.

Contract Costs
Commissions are earned by the Company’s direct sales force based on sales of the Company’s OAS and other products. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2019.

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

Payments under the initial term of the Lease Agreement as of March 31, 2019 are as follows:

Three months ending June 30, 2019	$434
Fiscal 2020	1,750
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Thereafter	19,375
$27,132

5. Investments

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$456	$148	$308	$—
Total short-term investments	$456	$148	$308	$—

		Fair Value Measurements as of June 30, 2018 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Mutual funds	$544	$199	$345	$—
Total short-term investments	$544	$199	$345	$—

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

During the three and nine months ended March 31, 2019 and 2018, there were no purchases of marketable securities. There was $0 and $97 of marketable securities that were sold during the three and nine months ended March 31, 2019, respectively. There was $48 and $144 of marketable securities that were sold during the three and nine months ended March 31, 2018, respectively.

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2019. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

The Company holds an equity investment that does not have a readily determined fair value. The Company has elected to measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. As of March 31, 2019 and June 30, 2018, the carrying value of the investment was $5,593 and $2,538, respectively. During the nine months ended March 31, 2019, no impairment indicators were noted. The investment is recorded within other long term assets on the consolidated balance sheet.

6. Stock Options and Restricted Stock Awards

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2017 Plan replaced the 2014 Equity Incentive Plan (the “2014 Plan”), and no further equity awards may be granted under the 2014 Plan or the 2007 Equity Incentive Plan (the “2007 Plan”) (the 2017 Plan, 2014 Plan and the 2007 Plan are collectively referred to as the “Plans”).

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

Stock option activity for the nine months ended March 31, 2019 is as follows:

	Number of Options(a)	Weighted Average Exercise Price
Options outstanding at June 30, 2018	22,321	$8.75
Options exercised	(22,321)	$8.75
Options outstanding at March 31, 2019	—	$—
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

Restricted stock award activity for the nine months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	455,216	$24.77
Granted	259,010	$35.46
Forfeited	(20,889)	$28.39
Vested	(209,142)	$23.27
Outstanding at March 31, 2019	484,195	$30.76

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

Performance-based restricted stock award activity for the nine months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2018	531,178	$12.69
Granted	225,325	$22.33
Forfeited	(2,172)	$17.94
Outstanding at March 31, 2019	754,331	$15.19

7. Commitment and Contingencies

Operating Leases

The Company leases manufacturing space and equipment under lease agreements that expire at various dates through March 2020. Rental expenses were $132 and $157 for the three months ended March 31, 2019 and 2018, respectively, and $410 and $496 for the nine months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments under the agreements as of March 31, 2019 are as follows:

Three months ending June 30, 2019	$127
Fiscal 2020	392
Fiscal 2021	36
Fiscal 2022	8
Fiscal 2023	3
Thereafter	2
$568

Other Matters

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2019 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

8. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator
Net income (loss)	$672	$365	$(1,724)	$(2,025)
Income allocated to participating securities	(3)	(5)	—	—
Net income (loss) available to common stockholders	$669	$360	$(1,724)	$(2,025)
Denominator
Weighted average common shares outstanding – basic	33,600,148	33,237,552	33,510,368	33,105,174
Effect of dilutive stock options(1)	—	14,197	—	—
Effect of dilutive restricted stock units(2)	339,929	318,122	—	—
Effect of performance-based restricted stock awards(3)	295,048	67,918	—	—
Effect of employee stock purchase plan(4)	6,307	4,015	—	—
Weighted average common shares outstanding – diluted	34,241,432	33,641,804	33,510,368	33,105,174

Earnings per common share – basic	$0.02	$0.01	$(0.05)	$(0.06)
Earnings per common share – diluted	$0.02	$0.01	$(0.05)	$(0.06)

(1)
At March 31, 2019 and 2018, 0 and 22,321 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2019 and 2018, because those shares are anti-dilutive.

(2)
At March 31, 2019 and 2018, 354,176 and 335,869 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2019 and 2018, because those shares are anti-dilutive.

(3)
At March 31, 2019 and 2018, 754,331 and 531,178 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2019 and 2018, because those shares are anti-dilutive.

(4)
At March 31, 2019 and 2018, the Company included the number of shares that would be issued under its employee stock purchase plan based on the aggregate expected amount of withholdings and the average unrecognized compensation expense as assumed proceeds. The effect of these shares has been excluded from the calculation of diluted loss per share for the nine months ended March 31, 2019 and 2018, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended March 31, 2019 and 2018, undistributed earnings allocated to participating securities were based on 172,839 and 462,387 time-based restricted stock awards, respectively.

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

International

We commercialized our Coronary OAS Micro Crown in Japan in February 2018 through our distributor, Medikit Co., Ltd. In January 2019, we announced that Japan’s Ministry of Health, Labor and Welfare approved our Coronary OAS Classic Crown, and in the third quarter of fiscal 2019, sales of this product commenced in Japan.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	Percent Change	2019	2018	Percent Change
Net revenues	$63,311	$55,587	13.9%	$179,783	$157,891	13.9%
Cost of goods sold	12,166	9,969	22.0	34,218	28,670	19.4
Gross profit	51,145	45,618	12.1	145,565	129,221	12.6
Expenses:
Selling, general and administrative	41,356	37,796	9.4	123,705	110,722	11.7
Research and development	9,282	7,333	26.6	23,937	20,037	19.5
Total expenses	50,638	45,129	12.2	147,642	130,759	12.9
Income (loss) from operations	507	489	3.7	(2,077)	(1,538)	35.0
Other (income) expense, net	(251)	91	(375.8)	(505)	388	(230.2)
Income (loss) before income taxes	758	398	90.5	(1,572)	(1,926)	(18.4)
Provision for income taxes	86	33	160.6	152	99	53.5
Net income (loss)	$672	$365	84.1	$(1,724)	$(2,025)	(14.9)

Comparison of Three Months Ended March 31, 2019 with Three Months Ended March 31, 2018

Net revenues. Net revenues increased by $7.7 million, or 13.9%, from $55.6 million for the three months ended March 31, 2018 to $63.3 million for the three months ended March 31, 2019. Peripheral revenues increased $4.2 million, or 10.2%, and coronary revenues increased $3.5 million, or 24.4%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as OrbusNeich balloons and ZILIENT guidewires, partially offset by lower average selling prices. International revenue was $2.4 million for the three months ended March 31, 2019, compared with international revenue of $851,000 for the three months ended March 31, 2018, an increase of $1.6 million. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold increased to $12.2 million for the three months ended March 31, 2019 from $10.0 million for the three months ended March 31, 2018, a 22.0% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products. Gross margin decreased to 80.8% for the three months ended March 31, 2019 from 82.1% for the three months ended March 31, 2018, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the fourth quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended March 31, 2019, as an increasing amount of revenue will be derived from lower margin products and international markets. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $3.6 million, or 9.4%, from $37.8 million for the three months ended March 31, 2018 to $41.4 million for the three months ended March 31, 2019. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization, international expansion, and incentive compensation. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 include $2.3 million and $1.9 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2019 to increase slightly compared to amounts incurred for the three months ended March 31, 2019, but at a rate less than the rate of revenue growth.

Research and Development Expenses. Research and development expenses increased by $2.0 million, or 26.6%, from $7.3 million for the three months ended March 31, 2018 to $9.3 million for the three months ended March 31, 2019. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel and project costs for the three months ended March 31, 2019 as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. We expect research and development expenses in the fourth quarter of fiscal 2019 to be similar to the amounts incurred for the three months ended March 31, 2019 based on the timing of our investments in the expansion of our product portfolio and clinical studies. Fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, and the timing of expenditures.

Comparison of Nine Months Ended March 31, 2019 with Nine Months Ended March 31, 2018

Net revenues. Net revenues increased by $21.9 million, or 13.9%, from $157.9 million for the nine months ended March 31, 2018 to $179.8 million for the nine months ended March 31, 2019. Peripheral revenues increased $12.3 million, or 10.4%, and coronary revenues increased $9.6 million, or 24.3%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as OrbusNeich balloons and ZILIENT guidewires, partially offset by lower average selling prices. International revenue was $5.4 million for the nine months ended March 31, 2019, compared with $851,000 of international revenue for the nine months ended March 31, 2018, an increase of $4.5 million.

Cost of Goods Sold. Cost of goods sold increased to $34.2 million for the nine months ended March 31, 2019 from $28.7 million for the nine months ended March 31, 2018, a 19.4% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products. Gross margin decreased to 81.0% for the nine months ended March 31, 2019 from 81.8% for the nine months ended March 31, 2018, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $13.0 million, or 11.7%, from $110.7 million for the nine months ended March 31, 2018 to $123.7 million for the nine months ended March 31, 2019. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization, international expansion, and incentive compensation. Selling, general and administrative expenses for the nine months ended March 31 2019 and 2018 include $7.3 million and $6.9 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $3.9 million, or 19.5%, from $20.0 million for the nine months ended March 31, 2018 to $23.9 million for the nine months ended March 31, 2019. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel costs as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. Research and development expenses for the nine months ended March 31, 2019 and 2018 include $1.0 million and $799,000, respectively, for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $115.3 million and $116.3 million at March 31, 2019 and June 30, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $330.9 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Nine Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$4,908	$1,682
Net cash used in investing activities	(5,909)	(2,207)
Net cash provided by financing activities	21	1,918
Net change in cash and cash equivalents	$(980)	$1,393

Changes in Liquidity

Operating Activities

Net cash provided by operations was $4.9 million for the nine months ended March 31, 2019, primarily due to positive cash flow when the net loss of $1.7 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization. Contributing to positive cash flows from operations was the timing of cash payments on payables. These positive cash flows were partially offset by the timing of collections on receivables, increased use of cash as we build inventory and diversify our products, and the effects of recognizing previously deferred revenue.

Net cash provided by operations was $1.7 million for the nine months ended March 31, 2018, primarily due to positive cash flow when the net loss of $2.0 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization, as well as the timing of prepaid expenses and increased accounts payable due to timing of activity and payments. These positive cash flows were partially offset by the timing of collections on receivables, the use of cash for payouts of previously accrued bonuses and commissions and a litigation settlement payment.

Investing Activities

Net cash used in investing activities was $5.9 million for the nine months ended March 31, 2019, primarily due to additional shares acquired in an investment, purchases of property and equipment and costs associated with capitalized patent activities.

Net cash used in investing activities was $2.2 million for the nine months ended March 31, 2018, primarily due to purchases of property and equipment and costs associated with capitalized patent activities.

Financing Activities

Net cash provided by financing activities was $21,000 for the nine months ended March 31, 2019, primarily due to proceeds from employee stock purchases and the exercise of stock options, partially offset by the payment of payroll taxes on the employee vesting of stock awards.

Net cash provided by financing activities was $1.9 million for the nine months ended March 31, 2018, primarily due to proceeds received from employee stock purchases and the exercises of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of March 31, 2019, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments related to the Department of Justice settlement, expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2019 and we currently do not have plans to borrow under the Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$672	$365	$(1,724)	$(2,025)
Less: Other (income) expense, net	(251)	91	(505)	388
Less: Provision for income taxes	86	33	152	99
Income (loss) from operations	507	489	(2,077)	(1,538)
Add: Stock-based compensation	2,674	2,140	8,600	7,880
Add: Depreciation and amortization	932	990	2,617	3,080
Adjusted EBITDA	$4,113	$3,619	$9,140	$9,422

Adjusted EBITDA increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the effects of higher stock-based compensation. Adjusted EBITDA decreased for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 primarily due to the effects of higher loss from operations and lower depreciation and amortization expense during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this report and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (ii) seasonality in our business; (iii) our expectation that our revenue will increase; (iv) our expectation of increased selling, general and administrative expenses and the rate of such growth; (v) our expectation that gross margin in the fourth quarter of fiscal 2019 will be slightly lower than gross margin in the three months ended March 31, 2019; (vi) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2019 that are similar to the amounts incurred in the three months ended March 31, 2019; (vii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (viii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (ix) our dividend expectations; (x) our plan not to borrow under our loan and security agreement; and (xi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the United States, Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of OrbusNeich to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; and general economic conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by us of our common stock during the third quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 to January 31, 2019	—	—	N/A	N/A
February 1 to February 28, 2019(1)	9,706	$34.20	N/A	N/A
March 1 to March 31, 2019	—	—	N/A	N/A
	9,706	$34.20
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

As previously disclosed, on January 9, 2019, the Company entered into a Transition Agreement with Laura Gillund, the Company’s Chief Talent Officer, relating to her retirement from the Company. Ms. Gillund’s successor as the leader of the Human Resources department is expected to commence employment with the Company on May 6, 2019, at which time Ms. Gillund will cease to be an executive officer of the Company and will become the Company’s Vice President, Administration, through August 30, 2019, in accordance with the Transition Agreement. The Transition Agreement is attached hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1*	Transition Agreement, dated January 9, 2019, by and between the Company and Laura J. Gillund.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)