Form 10-Q
period 2019-09-30
Cardiovascular Systems Inc
filed 2019-10-31
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 000-52082
 ____________________________________________________
CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

Delaware	41-1698056
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
The number of shares outstanding of the registrant’s common stock as of October 25, 2019 was: Common Stock, $0.001 par value per share, 35,200,220 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$58,939	$74,237
Marketable securities	46,028	48,435
Accounts receivable, net	34,624	36,015
Inventories	19,489	18,058
Prepaid expenses and other current assets	2,858	3,330
Total current assets	161,938	180,075
Property and equipment, net	27,367	27,324
Intangible assets, net	20,991	5,105
Other assets	6,769	6,073
Total assets	$217,065	$218,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,106	$11,194
Accrued expenses	32,085	29,387
Deferred revenue	1,706	1,764
Total current liabilities	46,897	42,345
Long-term liabilities
Financing obligation	20,938	20,972
Deferred revenue	6,076	6,541
Other liabilities	1,080	775
Total liabilities	74,991	70,633
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 35,199,895 at September 30, 2019 and 34,934,569 at June 30, 2019, respectively	34	34
Additional paid in capital	482,760	477,368
Accumulated other comprehensive income	102	78
Accumulated deficit	(340,822)	(329,536)
Total stockholders’ equity	142,074	147,944
Total liabilities and stockholders’ equity	$217,065	$218,577
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net revenues	$64,490	$56,266
Cost of goods sold	12,672	10,575
Gross profit	51,818	45,691
Expenses:
Selling, general and administrative	46,752	41,242
Research and development	10,765	7,364
Amortization of intangible assets	234	53
Total expenses	57,751	48,659
Loss from operations	(5,933)	(2,968)
Other (income) expense, net:
Interest expense	472	424
Interest income and other, net	(663)	(537)
Total other (income) expense, net	(191)	(113)
Loss before income taxes	(5,742)	(2,855)
Provision for income taxes	38	33
Net loss	$(5,780)	$(2,888)

Basic and diluted earnings per share	$(0.17)	$(0.09)

Basic and diluted weighted average shares outstanding	33,870,224	33,425,065
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net loss	$(5,780)	$(2,888)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities	24	—
Comprehensive loss	$(5,756)	$(2,888)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Stock-based compensation related to restricted stock awards, net	—	3,804	—	—	3,804
Shares withheld for payroll taxes	—	—	—	(5,506)	(5,506)
Employee stock purchase plan activity	—	242	—	—	242
Unrealized gain on available-for-sale debt securities	—	—	24	—	24
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(5,780)	(5,780)
Balances at September 30, 2019	$34	$482,760	$102	$(340,822)	$142,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01 (See Note 7)	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	—	3,132	—	—	3,132
Shares withheld for payroll taxes	—	—	—	(1,058)	(1,058)
Employee stock purchase plan activity	—	252	—	—	252
Exercise of stock options at $8.75 per share	—	71	—	—	71
Net loss	—	—	—	(2,888)	(2,888)
Balances at September 30, 2018	$33	$465,382	$—	$(331,436)	$133,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(5,780)	$(2,888)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	740	801
Amortization of intangible assets	234	53
Write-off of patent costs	505	—
Provision for doubtful accounts	75	50
Stock-based compensation	3,906	3,156
Accretion of discount on marketable securities	(94)	—
Changes in assets and liabilities
Accounts receivable	1,316	855
Inventories	(1,431)	(1,490)
Prepaid expenses and other assets	763	828
Accounts payable	2,059	2,471
Accrued expenses and other liabilities	(7,490)	(4,291)
Deferred revenue	(523)	(819)
Net cash used in operating activities	(5,720)	(1,274)
Cash flows from investing activities
Purchases of property and equipment	(543)	(596)
Acquisitions	(5,741)	—
Purchases of marketable securities	(4,844)	—
Sales of marketable securities	—	51
Maturities of marketable securities	7,400	—
Costs incurred in connection with patents	(325)	(79)
Net cash used in investing activities	(4,053)	(624)
Cash flows from financing activities
Payments of employee taxes related to vested restricted stock	(5,506)	(1,058)
Exercise of stock options	—	71
Principal payments made on financing obligation	(19)	(5)
Net cash used in financing activities	(5,525)	(992)
Net change in cash and cash equivalents	(15,298)	(2,890)
Cash and cash equivalents
Beginning of period	74,237	116,260
End of period	$58,939	$113,370
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2019 and 2018)
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

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30, 2019	June 30, 2019
Accounts receivable	$35,297	$36,628
Less: Allowance for doubtful accounts	(673)	(613)
Accounts receivable, net	$34,624	$36,015

Inventories

Inventories consist of the following:

	September 30, 2019	June 30, 2019
Raw materials	$6,938	$5,547
Work in process	2,228	1,415
Finished goods	10,323	11,096
Inventories	$19,489	$18,058

Property and Equipment, Net

Property and equipment consists of the following:

	September 30, 2019	June 30, 2019
Land	$572	$572
Building	22,420	22,420
Equipment	17,654	17,517
Furniture	2,975	2,975
Leasehold improvements	551	540
Construction in progress	1,964	1,328
	46,136	45,352
Less: Accumulated depreciation	(18,769)	(18,028)
Property and equipment, net	$27,367	$27,324

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	June 30, 2019
Acquisition consideration	$9,657	$—
Commissions	6,336	6,829
Accrued vacation	4,491	4,230
Salaries and bonus	3,283	11,105
Accrued excise, sales and other taxes	3,102	3,349
Clinical studies	2,323	2,092
Other accrued expenses	2,893	1,782
Accrued expenses	$32,085	$29,387

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three months ended September 30,
Product Category	2019	2018
Peripheral	$45,529	$41,232
Coronary	18,961	15,034
Total net revenues	$64,490	$56,266

Geography
United States	$61,529	$54,924
International	2,961	1,342
Total net revenues	$64,490	$56,266

Revenue of $523 was recognized in the three months ended September 30, 2019 that was deferred as of June 30, 2019. As of September 30, 2019 and June 30, 2019, the Company had a liability of $1,935 and $1,958, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisition

On August 5, 2019, the Company acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd., ("Gardia") a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd. for a total purchase price of $16,687. The device, which received CE Mark in June 2015 and FDA clearance in March 2018, is a distal embolic protection filter used to capture debris that can be associated with all types of peripheral vascular intervention procedures. The Company acquired the device to expand its portfolio of products for physicians that treat complex peripheral arterial disease.

Upon closing, the Company made an initial $5,600 cash payment net of transaction expenses, and issued Gardia 31,493 shares of common stock of the Company valued at $1,346. Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay Gardia an additional $10,000, half of which may be paid by the Company through an additional issuance of shares of common stock. The Company has accounted for this transaction as an asset acquisition resulting in developed technology of $15,642, and a trade name of $760, both recognized as a component of intangible assets, net within the Company's consolidated balance sheet. The remainder of the purchase price was recognized in property and equipment.

The purchase also includes a performance milestone payment to Gardia equal to $3,000 for each $10,000 in net revenues recognized by the Company from sales of the WIRION system for applications above-the-knee in excess of $30,000 during the 36 month period beginning on the earlier of the first commercial sale of the system by the Company or six months following successful manufacturing transfer. If payment of the performance milestone becomes probable, these additional costs will added to the carrying value of the acquired assets.

5. Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization and include developed technology and trade name assets acquired in the asset acquisition discussed in Note 4, as well as costs incurred to obtain patents. Developed technology and trade name assets are amortized over 15 years. Patent costs are amortized beginning at the time of patent approval over a useful life not exceeding 20 years.

The components of intangible assets, net are as follows:

	September 30, 2019			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(174)	$15,450	$—	$—	$—
Patents	5,824	(1,035)	4,789	6,093	(988)	5,105
Trade name	760	(8)	752	—	—	—
Total intangible assets, net	$22,208	$(1,217)	$20,991	$6,093	$(988)	$5,105

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2020	$973
Fiscal 2021	1,297
Fiscal 2022	1,295
Fiscal 2023	1,289
Fiscal 2024	1,285
Thereafter	14,852
$20,991

6. Debt

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2019.

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

Payments under the initial term of the Lease Agreement as of September 30, 2019 are as follows:

Remainder of fiscal 2020	$1,316
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Fiscal 2024	1,970
Thereafter	17,405
$26,264

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	September 30, 2019	June 30, 2019
Short-term available-for-sale debt securities	$33,321	$38,193
Long-term available-for-sale debt securities	12,294	9,832
Available-for-sale debt securities	45,615	48,025
Mutual funds	413	410
Total marketable securities	$46,028	$48,435

Available-for-sale debt securities are invested in the following financial instruments:

		As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$6,957	$—	$—	$6,957
Corporate debt	28,932	95	(4)	29,023
Asset backed securities	9,624	14	(3)	9,635
Total available-for-sale debt securities	$45,513	$109	$(7)	$45,615

		As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,277	$—	$—	$14,277
Corporate debt	26,466	64	—	26,530
Asset backed securities	7,204	14	—	7,218
Total available-for-sale debt securities	$47,947	$78	$—	$48,025

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$6,957	$—	$6,957	$—
Corporate debt	29,023	—	29,023	—
Asset backed securities	9,635	—	9,635	—
Mutual funds	413	122	291	—
Total marketable securities	$46,028	$122	$45,906	$—

		Fair Value Measurements as of June 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$14,277	$—	$14,277	$—
Corporate debt	26,530	—	26,530	—
Asset backed securities	7,218	—	7,218	—
Mutual funds	410	121	289	—
Total marketable securities	$48,435	$121	$48,314	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2019. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

Effective July 1, 2018 the Company adopted the provisions of ASU 2016-01. Unrealized gains and losses of marketable securities in equity investments, denoted as mutual funds, previously recognized in other comprehensive income, will now be recognized in net income as a component of other income.

Non-Marketable Equity Investment

The Company holds an equity investment that does not have a readily determined fair value. The Company has elected to measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. As of September 30, 2019 and June 30, 2019, the carrying value of the investment was $5,593. During the three months ended September 30, 2019, no impairment indicators were noted. The investment is recorded within other long term assets on the consolidated balance sheet.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2017 Plan replaced the 2014 Equity Incentive Plan (the “2014 Plan”), and no further equity awards may be granted under the 2014 Plan (the 2017 Plan and the 2014 Plan are collectively referred to as the “Plans”).

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

Restricted Stock

The value of each restricted stock award is equal to the fair market value of the Company’s common stock at the date of grant. Vesting of time-based restricted stock awards ranges from one year to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period.

Restricted stock award activity for the three months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	474,945	$31.36
Granted	164,834	$46.97
Forfeited	(8,022)	$32.57
Vested	(153,921)	$30.37
Outstanding at September 30, 2019	477,836	$36.86

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August 2019, the Company granted an aggregate maximum of 207,891 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2019 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2022. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2022 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $6,330, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in fiscal 2018 and 2019 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2017 and July 1, 2018, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2020 and July 1, 2021, respectively.

Performance-based restricted stock award activity for the three months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(23,297)	$15.64
Vested	(275,193)	$11.97
Outstanding at September 30, 2019	663,273	$21.69

9. Leases

Effective July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 - Leases using the modified retrospective transition approach and electing the package of practical expedients. This resulted in the recognition of right-of-use assets of $441 and total operating lease liabilities of $463. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.

The Company leases its Texas manufacturing facilities under an operating lease agreement. During the three months ended September 30, 2019, the Company exercised its option to extend the term of this lease agreement by one year, so that it now expires in April 2021. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

The Company also leases its Minnesota headquarters facility as discussed in Note 6. This transaction did not qualify for sale leaseback accounting upon adoption of ASC 842 and continues to be accounted for as a financing obligation.

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement dates. The Company considers fixed or variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses its incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments unless the lease provides an implicit interest rate.

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost for the three months ended September 30, 2019 was $121. Cash paid for operating lease liabilities approximated operating lease cost for the three months ended September 30, 2019. There was $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the three months ended September 30, 2019.

September 30, 2019
Right-of-use assets
Other assets	$769
Operating lease liabilities
Accrued expenses	$478
Other liabilities	306
Total operating lease liabilities	$784

Future minimum lease payments under the agreements as of September 30, 2019 are as follows:

Remainder of fiscal 2020	$382
Fiscal 2021	423
Fiscal 2022	11
Fiscal 2023	3
Fiscal 2024	2
Thereafter	—
Total lease payments	821
Less imputed interest	(37)
Total operating lease liabilities	$784

As of September 30, 2019, the weighted average remaining lease term for operating leases was 1.7 years and the weighted average discount rate used to determine operating lease liabilities was 5.25%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2019 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended September 30,
	2019	2018
Numerator
Net income (loss)	$(5,780)	$(2,888)
Income allocated to participating securities	—	—
Net income (loss) available to common stockholders	$(5,780)	$(2,888)
Denominator
Weighted average common shares outstanding – basic	33,870,224	33,425,065
Effect of dilutive restricted stock units(1)	—	—
Effect of performance-based restricted stock awards(2)	—	—
Weighted average common shares outstanding – diluted	33,870,224	33,425,065

Earnings per common share – basic and diluted	$(0.17)	$(0.09)

(1)At September 30, 2019 and 2018, 365,973 and 354,176 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2019 and 2018, because those shares are anti-dilutive.
(2)At September 30, 2019 and 2018, 663,273 and 740,176 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2019 and 2018, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended September 30, 2019 and 2018, there were no undistributed earnings allocated to participating securities due to the net losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended June 30, 2019 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical technology company leading the way in the effort to successfully treat patients living with peripheral and coronary artery diseases, including those with arterial calcium, the most difficult arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve lives of patients facing these difficult disease states.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2019. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the three months ended September 30, 2019 represented 70% of revenue.

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

In October 2013, we received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month. Coronary sales in the United States during the three months ended September 30, 2019 represented approximately 25% of revenue.

International

Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are made through our exclusive international distributor, OrbusNeich®. International sales during the three months ended September 30, 2019 represented approximately 5% of revenue.

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

Our critical accounting policies are identified in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 under the heading “Critical Accounting Policies and Significant Judgments and Estimates.”

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2019	2018	Percent Change
Net revenues	$64,490	$56,266	14.6%
Cost of goods sold	12,672	10,575	19.8
Gross profit	51,818	45,691	13.4
Expenses:
Selling, general and administrative	46,752	41,242	13.4
Research and development	10,765	7,364	46.2
Amortization of intangible assets	234	53	341.5
Total expenses	57,751	48,659	18.7
Loss from operations	(5,933)	(2,968)	99.9
Other (income) expense, net	(191)	(113)	69.0
Loss before income taxes	(5,742)	(2,855)	101.1
Provision for income taxes	38	33	15.2
Net loss	$(5,780)	$(2,888)	100.1

Comparison of Three Months Ended September 30, 2019 with Three Months Ended September 30, 2018

Net revenues. Net revenues increased by $8.2 million, or 14.6%, from $56.3 million for the three months ended September 30, 2018 to $64.5 million for the three months ended September 30, 2019. Peripheral revenues increased $4.3 million, or 10.4%, and coronary revenues increased $3.9 million, or 26.1%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as balloons, guidewires, and catheters. Revenue growth from unit volume increases was partially offset by lower average selling prices. International revenue was $3.0 million for the three months ended September 30, 2019, compared with international revenue of $1.3 million for the three months ended September 30, 2018, an increase of $1.7 million. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold increased to $12.7 million for the three months ended September 30, 2019 from $10.6 million for the three months ended September 30, 2018, a 19.8% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products. Gross margin decreased to 80.4% for the three months ended September 30, 2019 from 81.2% for the three months ended September 30, 2018, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the second quarter of fiscal 2020 will be slightly lower than gross margin in the three months ended September 30, 2019, as an increasing amount of revenue will be derived from lower margin products. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $5.6 million, or 13.4%, from $41.2 million for the three months ended September 30, 2018 to $46.8 million for the three months ended September 30, 2019. The increase was primarily due to increased expenses related to additional clinical specialists within our sales organization, the expansion of our medical affairs initiatives, and international expansion. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 include $3.1 million and $2.7 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2020 to be slightly less than the amounts incurred for the three months ended September 30, 2019.

Research and Development Expenses. Research and development expenses increased by $3.4 million, or 46.2%, from $7.4 million for the three months ended September 30, 2018 to $10.8 million for the three months ended September 30, 2019. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel and project costs for the three months ended September 30, 2019 as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. Research and development expenses for the three months ended September 30, 2019 and 2018 include $630,000 and $421,000, respectively, for stock-based compensation. We expect research and development expenses in the second quarter of fiscal 2020 to be slightly less than the amounts incurred for the three months ended September 30, 2019 based on the timing of our investments in the expansion of our product portfolio and clinical studies. Fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $58.9 million and $74.2 million at September 30, 2019 and June 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $340.8 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Three Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(5,720)	$(1,274)
Net cash used in investing activities	(4,053)	(624)
Net cash used in financing activities	(5,525)	(992)
Net change in cash and cash equivalents	$(15,298)	$(2,890)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $5.7 million for the three months ended September 30, 2019, primarily due to the net loss of $5.8 million, and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for the three months ended September 30, 2019.

Net cash used in operating activities was $1.3 million for the three months ended September 30, 2018, primarily due to the net loss of $2.9 million and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for stock compensation, depreciation and amortization for the three months ended September 30, 2018.

Investing Activities

Net cash used in investing activities was $4.1 million for the three months ended September 30, 2019, primarily due to the cash payment made for the WIRION acquisition and additional purchases of marketable securities, partially offset by maturities of marketable securities.

Net cash used in investing activities was $624,000 for the three months ended September 30, 2018, primarily due to purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $5.5 million for the three months ended September 30, 2019, primarily due to payment of payroll taxes on the employee vesting of stock awards.

Net cash used in financing activities was $992,000 for the three months ended September 30, 2018, primarily due to payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from an exercise of stock options.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of September 30, 2019, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Facility Sale and Lease

On December 29, 2016, we entered into a Purchase and Sale Agreement, as subsequently amended (collectively, the “Sale Agreement”), with Krishna Holdings, LLC (“Krishna”), providing for the sale to Krishna of our headquarters facility in St. Paul, Minnesota (the “Facility”) for a cash purchase price of $21.5 million. On March 30, 2017, the sale of the Facility under the Sale Agreement closed. We received proceeds of approximately $20.9 million ($21.5 million less $556,000 of transaction expenses). In connection with the closing of the facility sale, we entered into a Lease Agreement (the “Lease Agreement”) with Krishna Holdings, LLC, Apex Holdings, LLC, Kashi Associates, LLC, Keva Holdings, LLC, S&V Ventures, LLC, Polo Group LLC, SPAV Holdings LLC, Star Associates LLC, and The Global Villa, LLC. The Lease Agreement has an initial term of fifteen years, with four consecutive renewal options of five years each, with a base annual rent in the first year of $1.6 million and annual escalations of 3%. See Note 6 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional discussion.

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

Our obligations under the Loan Agreement are secured by certain of our assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include our intellectual property, but we agreed not to encumber our intellectual property without the consent of SVB. The Loan Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of its business. In addition, the Loan Agreement contains financial covenants requiring us to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10.0 million or (ii) minimum trailing three-month Adjusted EBITDA (as defined in the Loan Agreement) of $1.0 million. If we do not comply with the various covenants under the Loan Agreement, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2019 and we currently do not have plans to borrow under the Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net loss	$(5,780)	$(2,888)
Less: Other (income) expense, net	(191)	(113)
Less: Provision for income taxes	38	33
Loss from operations	(5,933)	(2,968)
Add: Stock-based compensation	3,906	3,156
Add: Depreciation and amortization	974	854
Adjusted EBITDA	$(1,053)	$1,042

Adjusted EBITDA decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to a greater loss from operations.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by depreciation and amortization expense and non-cash charges such as stock-based compensation. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results. Additionally, our management is partially evaluated on the basis of Adjusted EBITDA when determining achievement of their incentive compensation performance targets. Management does not use Adjusted EBITDA as a liquidity measure or in the calculation of our financial covenants under the loan and security agreement with Silicon Valley Bank.

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

The following is an explanation of each of the items that management excludes from Adjusted EBITDA and the reasons for excluding each of these individual items:

•Stock-based compensation. Our management believes that excluding this item from Adjusted EBITDA is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance and ability to make additional investments in our company, and excluding this item allows for greater transparency to certain line items in our financial statements.
•Depreciation and amortization expense. Our management believes that excluding these items from our Adjusted EBITDA is useful to investors to understand our operational performance and ability to make additional investments in our company.

Material Limitations Associated with the Use of Non-GAAP Financial Measures and Manner in Which We Compensate for these Limitations

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Some of the limitations associated with our use of these non-GAAP financial measures are:

•Items such as stock-based compensation do not directly affect our cash flow position; however, such items reflect economic costs to us and are not reflected in our Adjusted EBITDA, and therefore Adjusted EBITDA does not reflect the full economic effect of these items.
•Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
•Our management exercises judgment in determining which types of charges or other items should be excluded from the non-GAAP financial measures we use.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2019.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (ii) seasonality in our business; (iii) our expectation that our revenue will increase; (iv) our expectation that we will incur selling, general and administrative expenses in the second quarter of fiscal 2020 that are slightly less than the amounts incurred in the three months ended September 30, 2019; (v) our expectation that gross margin in the second quarter of fiscal 2020 will be slightly lower than gross margin in the three months ended September 30, 2019; (vi) our expectation that we will incur research and development expenses in the second quarter of fiscal 2020 that are slightly less than the amounts incurred in the three months ended September 30, 2019; (vii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (viii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (ix) our dividend expectations; (x) our plan not to borrow under our loan and security agreement; and (xi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended June 30, 2019 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

You should read these risk factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Quarterly Report on Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As discussed in Note 4 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, on August 5, 2019, the Company issued 31,493 shares of Company common stock (valued at $1,346,000) to Gardia Medical Ltd. (“Gardia”) as partial consideration for the acquisition of the WIRION Embolic Protection System and related assets from Gardia. Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay Gardia an additional $10,000,000, half of which may be paid by the Company through an additional issuance of shares of common stock.

The Company is relying on Section 4(a)(2) of the Securities Act of 1933, as amended, to exempt the common stock issued to Gardia from the registration requirements of the Securities Act, since the issuance did not involve a public offering, Gardia took the common stock for investment purposes and not for resale, Gardia is an accredited investor and received appropriate disclosures about the Company, and the Company has taken appropriate measures to restrict transfer of the common stock. This common stock may not be offered or sold in the United States absent an effective registration statement or exemption from applicable registration requirements.

Company Repurchases of Equity Securities

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 to July 31, 2019	—	—	N/A	N/A
August 1 to August 31, 2019(1)	114,304	$48.17	N/A	N/A
September 1 to September 30, 2019	—	—	N/A	N/A
	114,304	$48.17
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Separation Agreement, dated August 30, 2019, by and between the Company and Laura J. Gillund.

10.2*	Consulting Agreement dated August 31, 2019, by and between the Company and Laura J. Gillund.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2019		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)