Form 10-Q
period 2019-12-31
Cardiovascular Systems Inc
filed 2020-02-06
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of January 31, 2020 was: Common Stock, $0.001 par value per share, 35,247,743 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$65,467	$74,237
Marketable securities	43,954	48,435
Accounts receivable, net	35,833	36,015
Inventories	21,472	18,058
Prepaid expenses and other current assets	2,961	3,330
Total current assets	169,687	180,075
Property and equipment, net	27,320	27,324
Intangible assets, net	20,571	5,105
Other assets	6,614	6,073
Total assets	$224,192	$218,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,560	$11,194
Accrued expenses	35,074	29,387
Deferred revenue	1,656	1,764
Total current liabilities	53,290	42,345
Long-term liabilities
Financing obligation	20,903	20,972
Deferred revenue	5,740	6,541
Other liabilities	954	775
Total liabilities	80,887	70,633
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 35,251,833 at December 31, 2019 and 34,934,569 at June 30, 2019, respectively	34	34
Additional paid in capital	487,780	477,368
Accumulated other comprehensive income	93	78
Accumulated deficit	(344,602)	(329,536)
Total stockholders’ equity	143,305	147,944
Total liabilities and stockholders’ equity	$224,192	$218,577
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues	$68,334	$60,206	$132,824	$116,472
Cost of goods sold	13,718	11,477	26,390	22,052
Gross profit	54,616	48,729	106,434	94,420
Expenses:
Selling, general and administrative	46,867	41,107	93,619	82,349
Research and development	10,786	7,183	21,551	14,547
Amortization of intangible assets	337	55	571	108
Total expenses	57,990	48,345	115,741	97,004
(Loss) income from operations	(3,374)	384	(9,307)	(2,584)
Other (income) expense, net:
Interest expense	500	422	972	846
Interest income and other, net	(517)	(563)	(1,180)	(1,100)
Total other (income) expense, net	(17)	(141)	(208)	(254)
(Loss) income before income taxes	(3,357)	525	(9,099)	(2,330)
Provision for income taxes	44	33	82	66
Net (loss) income	$(3,401)	$492	$(9,181)	$(2,396)

Basic earnings per share	$(0.10)	$0.01	$(0.27)	$(0.07)
Diluted earnings per share	$(0.10)	$0.01	$(0.27)	$(0.07)

Basic weighted average shares outstanding	34,069,412	33,507,843	33,969,818	33,466,454
Diluted weighted average shares outstanding	34,069,412	34,120,639	33,969,818	33,466,454
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net (loss) income	$(3,401)	$492	$(9,181)	$(2,396)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale debt securities	(9)	—	15	—
Comprehensive (loss) income	$(3,410)	$492	$(9,166)	$(2,396)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Stock-based compensation related to restricted stock awards, net	—	3,804	—	—	3,804
Shares withheld for payroll taxes	—	—	—	(5,506)	(5,506)
Employee stock purchase plan activity	—	242	—	—	242
Unrealized gain on available-for-sale debt securities	—	—	24	—	24
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(5,780)	(5,780)
Balances at September 30, 2019	34	482,760	102	(340,822)	142,074
Stock-based compensation related to restricted stock awards, net	—	3,091	—	—	3,091
Shares withheld for payroll taxes	—	—	—	(379)	(379)
Employee stock purchase plan activity	—	1,929	—	—	1,929
Unrealized loss on available-for-sale debt securities	—	—	(9)	—	(9)
Net loss	—	—	—	(3,401)	(3,401)
Balances at December 31, 2019	$34	$487,780	$93	$(344,602)	$143,305

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(9,181)	$(2,396)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	1,493	1,577
Amortization of intangible assets	571	108
Write-off of patent costs	771	300
Provision for doubtful accounts	450	100
Stock-based compensation	7,196	5,926
Accretion of discount on marketable securities	(142)	—
Changes in assets and liabilities
Accounts receivable	(268)	1,219
Inventories	(3,414)	(3,074)
Prepaid expenses and other assets	886	1,125
Accounts payable	5,409	1,479
Accrued expenses and other liabilities	(4,642)	(1,868)
Deferred revenue	(909)	(970)
Net cash (used in) provided by operating activities	(1,780)	3,526
Cash flows from investing activities
Purchases of property and equipment	(1,080)	(994)
Acquisitions	(5,741)	—
Purchases of marketable securities	(4,844)	—
Sales of marketable securities	85	97
Maturities of marketable securities	9,400	—
Costs incurred in connection with patents	(573)	(475)
Net cash used in investing activities	(2,753)	(1,372)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,687	1,551
Payments of employee taxes related to vested restricted stock	(5,885)	(1,377)
Exercise of stock options	—	196
Principal payments made on financing obligation	(39)	(12)
Net cash (used in) provided by financing activities	(4,237)	358
Net change in cash and cash equivalents	(8,770)	2,512
Cash and cash equivalents
Beginning of period	74,237	116,260
End of period	$65,467	$118,772
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2019 and 2018)
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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2019	2019
Accounts receivable	$36,837	$36,628
Less: Allowance for doubtful accounts	(1,004)	(613)
Accounts receivable, net	$35,833	$36,015

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2019	2019
Raw materials	$7,713	$5,547
Work in process	2,039	1,415
Finished goods	11,720	11,096
Inventories	$21,472	$18,058

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2019	2019
Land	$572	$572
Building	22,420	22,420
Equipment	18,022	17,517
Furniture	2,981	2,975
Leasehold improvements	563	540
Construction in progress	2,283	1,328
	46,841	45,352
Less: Accumulated depreciation	(19,521)	(18,028)
Property and equipment, net	$27,320	$27,324

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2019	2019
Acquisition consideration	$9,743	$—
Commissions	6,920	6,829
Salaries and bonus	6,087	11,105
Accrued vacation	4,870	4,230
Accrued excise, sales and other taxes	2,954	3,349
Clinical studies	2,460	2,092
Other accrued expenses	2,040	1,782
Accrued expenses	$35,074	$29,387

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Product Category	2019	2018	2019	2018
Peripheral	$47,580	$44,236	$93,109	$85,468
Coronary	20,754	15,970	39,715	31,004
Total net revenues	$68,334	$60,206	$132,824	$116,472

Geography
United States	$65,960	$58,596	$127,489	$113,520
International	2,374	1,610	5,335	2,952
Total net revenues	$68,334	$60,206	$132,824	$116,472

Revenue of $909 was recognized in the six months ended December 31, 2019 that was deferred as of June 30, 2019. As of December 31, 2019 and June 30, 2019, the Company had a liability of $1,910 and $1,958, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisition

On August 5, 2019, the Company acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd. ("Gardia"), a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd., for a total purchase price of $16,687. The device, which received CE Mark in June 2015 and FDA clearance in March 2018, is a distal embolic protection filter used to capture debris that can be associated with all types of peripheral vascular intervention procedures. The Company acquired the device to expand its portfolio of products for physicians that treat complex peripheral arterial disease.

Upon closing, the Company made an initial $5,600 cash payment net of transaction expenses, and issued Gardia 31,493 shares of common stock of the Company valued at $1,346. Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay Gardia an additional $10,000, half of which may be paid by the Company through an additional issuance of shares of common stock. The Company has accounted for this transaction as an asset acquisition resulting in developed technology of $15,624, and a trade name of $760, both recognized as a component of intangible assets, net within the Company's consolidated balance sheet. The remainder of the purchase price was recognized in property and equipment.

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

The components of intangible assets, net are as follows:

	December 31, 2019			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(434)	$15,190	$—	$—	$—
Patents	5,705	(1,063)	4,642	6,093	(988)	5,105
Trade name	760	(21)	739	—	—	—
Total intangible assets, net	$22,089	$(1,518)	$20,571	$6,093	$(988)	$5,105

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2020	$671
Fiscal 2021	1,343
Fiscal 2022	1,341
Fiscal 2023	1,335
Fiscal 2024	1,331
Thereafter	14,550
$20,571

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

Under the Loan Agreement, the Company paid SVB a non-refundable commitment fee of $80, which will be amortized to interest expense over the term of the Loan Agreement. The Company is required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2019.

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

Payments under the initial term of the Lease Agreement as of December 31, 2019 are as follows:

Remainder of fiscal 2020	$882
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Fiscal 2024	1,970
Thereafter	17,405
$25,830

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	December 31,	June 30,
	2019	2019
Short-term available-for-sale debt securities	$33,803	$38,193
Long-term available-for-sale debt securities	9,812	9,832
Available-for-sale debt securities	43,615	48,025
Mutual funds	339	410
Total marketable securities	$43,954	$48,435

Available-for-sale debt securities are invested in the following financial instruments:

		As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$4,992	$—	$—	$4,992
Corporate debt	28,912	84	—	28,996
Asset backed securities	9,618	9	—	9,627
Total available-for-sale debt securities	$43,522	$93	$—	$43,615

		As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,277	$—	$—	$14,277
Corporate debt	26,466	64	—	26,530
Asset backed securities	7,204	14	—	7,218
Total available-for-sale debt securities	$47,947	$78	$—	$48,025

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$4,992	$—	$4,992	$—
Corporate debt	28,996	—	28,996	—
Asset backed securities	9,627	—	9,627	—
Mutual funds	339	105	234	—
Total marketable securities	$43,954	$105	$43,849	$—

		Fair Value Measurements as of June 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$14,277	$—	$14,277	$—
Corporate debt	26,530	—	26,530	—
Asset backed securities	7,218	—	7,218	—
Mutual funds	410	121	289	—
Total marketable securities	$48,435	$121	$48,314	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2019. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

Effective July 1, 2018 the Company adopted the provisions of ASU 2016-01. Unrealized gains and losses of marketable securities in equity investments, denoted as mutual funds, previously recognized in other comprehensive income, will now be recognized in net income as a component of other income.

Non-Marketable Equity Investment

The Company holds an equity investment that does not have a readily determined fair value. The Company has elected to measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. As of December 31, 2019 and June 30, 2019, the carrying value of the investment was $5,593. During the six months ended December 31, 2019, no impairment indicators were noted. The investment is recorded within other long term assets on the consolidated balance sheet.

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

Restricted stock award activity for the six months ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	474,945	$31.36
Granted	185,517	$46.64
Forfeited	(12,489)	$34.44
Vested	(182,504)	$30.03
Outstanding at December 31, 2019	465,469	$36.86

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

Performance-based restricted stock award activity for the six months ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(25,256)	$16.10
Vested	(275,193)	$11.97
Outstanding at December 31, 2019	661,314	$21.69

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

The Company leases its Texas manufacturing facilities under an operating lease agreement. During the six months ended December 31, 2019, the Company exercised its option to extend the term of this lease agreement by one year, so that it now expires in April 2021. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $120 and $241 for the three and six months ended December 31, 2019, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the six months ended December 31, 2019. There was $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the six months ended December 31, 2019.

December 31,
2019
Right-of-use assets
Other assets	$658
Operating lease liabilities
Accrued expenses	$492
Other liabilities	175
Total operating lease liabilities	$667

Future minimum lease payments under the agreements as of December 31, 2019 are as follows:

Remainder of fiscal 2020	$255
Fiscal 2021	423
Fiscal 2022	11
Fiscal 2023	3
Fiscal 2024	2
Thereafter	—
Total lease payments	694
Less imputed interest	(27)
Total operating lease liabilities	$667

As of December 31, 2019, the weighted average remaining lease term for operating leases was 1.4 years and the weighted average discount rate used to determine operating lease liabilities was 5.25%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2019 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator
Net (loss) income	$(3,401)	$492	$(9,181)	$(2,396)
Income allocated to participating securities	—	(3)	—	—
Net (loss) income available to common stockholders	$(3,401)	$489	$(9,181)	$(2,396)
Denominator
Weighted average common shares outstanding – basic	34,069,412	33,507,843	33,969,818	33,466,454
Effect of dilutive restricted stock units(1)	—	327,662	—	—
Effect of performance-based restricted stock awards(2)	—	285,134	—	—
Weighted average common shares outstanding – diluted	34,069,412	34,120,639	33,969,818	33,466,454

Earnings per common share – basic	$(0.10)	$0.01	$(0.27)	$(0.07)
Earnings per common share – diluted	$(0.10)	$0.01	$(0.27)	$(0.07)

(1)At December 31, 2019 and 2018, 365,818 and 354,176 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2019, and the six months ended December 31, 2018, because those shares are anti-dilutive.
(2)At December 31, 2019 and 2018, 661,314 and 740,097 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2019, and the six months ended December 31, 2018, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended December 31, 2018, undistributed earnings allocated to participating securities were based on 191,331 time-based restricted stock awards. During the three and six months ended December 31, 2019, and the six months ended December 31, 2018 there were no undistributed earnings allocated to participating securities due to the net losses.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2019. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the six months ended December 31, 2019 represented 70% of revenue.

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

In October 2013, we received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month. Coronary sales in the United States during the six months ended December 31, 2019 represented approximately 26% of revenue.

International

Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are made through our exclusive international distributor, OrbusNeich®. International sales during the six months ended December 31, 2019 represented approximately 4% of revenue.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	Percent Change	2019	2018	Percent Change
Net revenues	$68,334	$60,206	13.5%	$132,824	$116,472	14.0%
Cost of goods sold	13,718	11,477	19.5	26,390	22,052	19.7
Gross profit	54,616	48,729	12.1	106,434	94,420	12.7
Expenses:
Selling, general and administrative	46,867	41,107	14.0	93,619	82,349	13.7
Research and development	10,786	7,183	50.2	21,551	14,547	48.1
Amortization of intangible assets	337	55	512.7	571	108	428.7
Total expenses	57,990	48,345	20.0	115,741	97,004	19.3
(Loss) income from operations	(3,374)	384	(978.6)	(9,307)	(2,584)	(260.2)
Other (income) expense, net	(17)	(141)	(87.9)	(208)	(254)	(18.1)
(Loss) income before income taxes	(3,357)	525	(739.4)	(9,099)	(2,330)	(290.5)
Provision for income taxes	44	33	33.3	82	66	24.2
Net (loss) income	(3,401)	492	(791.3)	$(9,181)	$(2,396)	(283.2)

Comparison of Three Months Ended December 31, 2019 with Three Months Ended December 31, 2018

Net revenues. Net revenues increased by $8.1 million, or 13.5%, from $60.2 million for the three months ended December 31, 2018 to $68.3 million for the three months ended December 31, 2019. Peripheral revenues increased $3.3 million, or 7.6%, and coronary revenues increased $4.8 million, or 30.0%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as balloons, guidewires, and catheters. Revenue growth from unit volume increases was partially offset by lower average selling prices. International revenue was $2.4 million for the three months ended December 31, 2019, compared with international revenue of $1.6 million for the three months ended December 31, 2018, an increase of $800,000. We expect our revenue to increase as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold increased to $13.7 million for the three months ended December 31, 2019 from $11.5 million for the three months ended December 31, 2018, a 19.5% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products. Gross margin decreased to 79.9% for the three months ended December 31, 2019 from 80.9% for the three months ended December 31, 2018, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the third quarter of fiscal 2020 will be similar to gross margin in the three months ended December 31, 2019. Quarterly margin fluctuations could occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $5.8 million, or 14.0%, from $41.1 million for the three months ended December 31, 2018 to $46.9 million for the three months ended December 31, 2019. The increase was primarily due to increased expenses related to additional clinical specialists within our sales organization, the expansion of our medical affairs initiatives and international expansion. Selling, general and administrative expenses for the three months ended December 31, 2019 and 2018 include $2.7 million and $2.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the third quarter of fiscal 2020 to be consistent with amounts incurred for the three months ended December 31, 2019.

Research and Development Expenses. Research and development expenses increased by $3.6 million, or 50.2%, from $7.2 million for the three months ended December 31, 2018 to $10.8 million for the three months ended December 31, 2019. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel and project costs for the three months ended December 31, 2019 as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. Research and development expenses for the three months ended December 31, 2019 and 2018 include $393,000 and $307,000, respectively, for stock-based compensation. We expect research and development expenses in the third quarter of fiscal 2020 to be consistent with amounts incurred for the three months ended December 31, 2019 based on the timing of our investments in the expansion of our product portfolio and clinical studies. Fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, and the timing of expenditures.

Comparison of Six Months Ended December 31, 2019 with Six Months Ended December 31, 2018

Net revenues. Net revenues increased by $16.3 million, or 14.0%, from $116.5 million for the six months ended December 31, 2018 to $132.8 million for the six months ended December 31, 2019. Peripheral revenues increased $7.6 million, or 8.9%, and coronary revenues increased $8.7 million, or 28.1%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as balloons guidewires and catheters, partially offset by lower average selling prices. International revenue was $5.3 million for the six months ended December 31, 2019, compared with $3.0 million for the six months ended December 31, 2018, an increase of $2.3 million.

Cost of Goods Sold. Cost of goods sold increased to $26.4 million for the six months ended December 31, 2019 from $22.1 million for the six months ended December 31, 2018, a 19.7% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products. Gross margin decreased to 80.1% for the six months ended December 31, 2019 from 81.1% for the six months ended December 31, 2018, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $11.3 million, or 13.7%, from $82.3 million for the six months ended December 31, 2018 to $93.6 million for the six months ended December 31, 2019. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization and international expansion. Selling, general and administrative expenses for the six months ended December 31, 2019 and 2018 include $5.8 million and $5.0 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $7.0 million, or 48.1%, from $14.6 million for the six months ended December 31, 2018 to $21.6 million for the six months ended December 31, 2019. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel costs as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. Research and development expenses for the six months ended December 31, 2019 and 2018 include $1.0 million and $728,000, respectively, for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $65.5 million and $74.2 million at December 31, 2019 and June 30, 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $344.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Six Months Ended
	December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(1,780)	$3,526
Net cash used in investing activities	(2,753)	(1,372)
Net cash (used in) provided by financing activities	(4,237)	358
Net change in cash and cash equivalents	$(8,770)	$2,512

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $1.8 million for the six months ended December 31, 2019, primarily due to the net loss of $9.2 million, and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for the six months ended December 31, 2019.

Net cash provided by operating activities was $3.5 million for the six months ended December 31, 2018, primarily due to positive cash flow when the net loss of $2.4 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization. Contributing to positive cash flows from operations was the timing of collections on receivables and of cash payments on payables. These positive cash flows were partially offset by the increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions.

Investing Activities

Net cash used in investing activities was $2.8 million for the six months ended December 31, 2019, primarily due to the cash payment made for the WIRION acquisition, additional purchases of marketable securities, purchases of property and equipment and costs associated with capitalized patent activities. These uses of cash were partially offset by maturities of marketable securities.

Net cash used in investing activities was $1.4 million for the six months ended December 31, 2018, primarily due to purchases of property and equipment and costs associated with capitalized patent activities.

Financing Activities

Net cash used in financing activities was $4.2 million for the six months ended December 31, 2019, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Net cash provided by financing activities was $358,000 for the six months ended December 31, 2018, primarily due to proceeds from employee stock purchases and the exercise of stock options, partially offset by the payment of payroll taxes on the employee vesting of stock awards.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, and the existence, defense and resolution of legal proceedings. As of December 31, 2019, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and anticipated costs relating to litigation. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Our obligations under the Loan Agreement are secured by certain of our assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include our intellectual property, but we agreed not to encumber our intellectual property without the consent of SVB. The Loan Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of our business. In addition, the Loan Agreement contains financial covenants requiring us to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10.0 million or (ii) minimum trailing three-month Adjusted EBITDA (as defined in the Loan Agreement) of $1.0 million. If we do not comply with the various covenants under the Loan Agreement, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

Under the Loan Agreement, we paid SVB a non-refundable commitment fee of $80,000, which will be amortized to interest expense over the term of the Loan Agreement. We are required to pay a fee equal to 0.35% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2019 and we currently do not have plans to borrow under the Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net (loss) income	(3,401)	492	$(9,181)	$(2,396)
Less: Other (income) expense, net	(17)	(141)	(208)	(254)
Less: Provision for income taxes	44	33	82	66
(Loss) income from operations	(3,374)	384	(9,307)	(2,584)
Add: Stock-based compensation	3,290	2,770	7,196	5,926
Add: Depreciation and amortization	1,090	831	2,064	1,685
Adjusted EBITDA	$1,006	$3,985	$(47)	$5,027

Adjusted EBITDA decreased for the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018 primarily due to a greater loss from operations.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (ii) seasonality in our business; (iii) our expectation that our revenue will increase; (iv) our expectation that we will incur selling, general and administrative expenses in the third quarter of fiscal 2020 consistent with the amounts incurred in the three months ended December 31, 2019; (v) our expectation that gross margin in the third quarter of fiscal 2020 will be similar to gross margin in the three months ended December 31, 2019; (vi) our expectation that we will incur research and development expenses in the third quarter of fiscal 2020 consistent with the amounts incurred in the three months ended December 31, 2019; (vii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (viii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (ix) our dividend expectations; (x) our plan not to borrow under our loan and security agreement; and (xi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

You should read these risk factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Quarterly Report on Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and materially adversely affect our business, financial condition and/or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also might materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the second quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1 to October 31, 2019	—	—	N/A	N/A
November 1 to November 30, 2019(1)	8,623	43.94	N/A	N/A
December 1 to December 31, 2019	—	—	N/A	N/A
	8,623	$43.94
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2020		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)