Form 10-Q
period 2020-03-31
Cardiovascular Systems Inc
filed 2020-05-07
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 1, 2020 was: 35,274,437 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$69,572	$74,237
Marketable securities	37,688	48,435
Accounts receivable, net	30,864	36,015
Inventories	24,069	18,058
Prepaid expenses and other current assets	2,243	3,330
Total current assets	164,436	180,075
Property and equipment, net	27,692	27,324
Intangible assets, net	20,256	5,105
Other assets	7,694	6,073
Total assets	$220,078	$218,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,235	$11,194
Accrued expenses	35,064	29,387
Deferred revenue	1,757	1,764
Total current liabilities	50,056	42,345
Long-term liabilities
Financing obligation	20,868	20,972
Deferred revenue	5,258	6,541
Other liabilities	720	775
Total liabilities	76,902	70,633
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 35,274,479 at March 31, 2020 and 34,934,569 at June 30, 2019, respectively	34	34
Additional paid in capital	491,053	477,368
Accumulated other comprehensive (loss) income	(59)	78
Accumulated deficit	(347,852)	(329,536)
Total stockholders’ equity	143,176	147,944
Total liabilities and stockholders’ equity	$220,078	$218,577
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenues	$61,175	$63,311	$193,999	$179,783
Cost of goods sold	12,225	12,166	38,615	34,218
Gross profit	48,950	51,145	155,384	145,565
Expenses:
Selling, general and administrative	41,384	41,356	135,003	123,705
Research and development	9,964	9,155	31,515	23,702
Amortization of intangible assets	337	127	908	235
Total expenses	51,685	50,638	167,426	147,642
(Loss) income from operations	(2,735)	507	(12,042)	(2,077)
Other (income) expense, net:
Interest expense	501	420	1,473	1,266
Interest income and other, net	(394)	(671)	(1,574)	(1,771)
Total other (income) expense, net	107	(251)	(101)	(505)
(Loss) income before income taxes	(2,842)	758	(11,941)	(1,572)
Provision for income taxes	47	86	129	152
Net (loss) income	$(2,889)	$672	$(12,070)	$(1,724)

Basic earnings per share	$(0.08)	$0.02	$(0.35)	$(0.05)
Diluted earnings per share	$(0.08)	$0.02	$(0.35)	$(0.05)

Basic weighted average shares outstanding	34,149,561	33,600,148	34,029,296	33,510,368
Diluted weighted average shares outstanding	34,149,561	34,241,432	34,029,296	33,510,368
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net (loss) income	$(2,889)	$672	$(12,070)	$(1,724)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale debt securities	(152)	—	(137)	—
Comprehensive (loss) income	$(3,041)	$672	$(12,207)	$(1,724)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Stock-based compensation related to restricted stock awards, net	—	3,804	—	—	3,804
Shares withheld for payroll taxes	—	—	—	(5,506)	(5,506)
Employee stock purchase plan activity	—	242	—	—	242
Unrealized gain on available-for-sale debt securities	—	—	24	—	24
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(5,780)	(5,780)
Balances at September 30, 2019	34	482,760	102	(340,822)	142,074
Stock-based compensation related to restricted stock awards, net	—	3,091	—	—	3,091
Shares withheld for payroll taxes	—	—	—	(379)	(379)
Employee stock purchase plan activity	—	1,929	—	—	1,929
Unrealized loss on available-for-sale debt securities	—	—	(9)	—	(9)
Net loss	—	—	—	(3,401)	(3,401)
Balances at December 31, 2019	34	487,780	93	(344,602)	143,305
Stock-based compensation related to restricted stock awards, net	—	2,934	—	—	2,934
Shares withheld for payroll taxes	—	—	—	(361)	(361)
Employee stock purchase plan activity	—	339	—	—	339
Unrealized loss on available-for-sale debt securities	—	—	(152)	—	(152)
Net loss	—	—	—	(2,889)	(2,889)
Balances at March 31, 2020	$34	$491,053	$(59)	$(347,852)	$143,176

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,070)	$(1,724)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	2,244	2,382
Amortization of intangible assets	908	235
Write-off of patent costs	917	500
Provision for doubtful accounts	600	125
Stock-based compensation	10,469	8,600
Accretion of discount on marketable securities	(145)	—
Changes in assets and liabilities
Accounts receivable	4,551	(3,870)
Inventories	(6,011)	(2,699)
Prepaid expenses and other assets	1,310	647
Accounts payable	1,995	1,915
Accrued expenses and other liabilities	(4,902)	144
Deferred revenue	(1,290)	(1,347)
Net cash (used in) provided by operating activities	(1,424)	4,908
Cash flows from investing activities
Purchases of property and equipment	(2,138)	(2,286)
Acquisitions	(5,741)	—
Purchase of investments	(750)	(3,055)
Purchases of marketable securities	(17,968)	—
Sales of marketable securities	4,890	97
Maturities of marketable securities	23,800	—
Costs incurred in connection with patents	(717)	(665)
Net cash provided by (used in) investing activities	1,376	(5,909)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,687	1,551
Payments of employee taxes related to vested restricted stock	(6,246)	(1,708)
Exercise of stock options	—	196
Principal payments made on financing obligation	(58)	(18)
Net cash (used in) provided by financing activities	(4,617)	21
Net change in cash and cash equivalents	(4,665)	(980)
Cash and cash equivalents
Beginning of period	74,237	116,260
End of period	$69,572	$115,280
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2020 and 2019)
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

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has been impacted by the outbreak of COVID-19. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on the Company's customers and markets. The Company has made estimates of the impact of COVID-19 within these consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2020	2019
Accounts receivable	$31,935	$36,628
Less: Allowance for doubtful accounts	(1,071)	(613)
Accounts receivable, net	$30,864	$36,015

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2020	2019
Raw materials	$7,752	$5,547
Work in process	2,533	1,415
Finished goods	13,784	11,096
Inventories	$24,069	$18,058

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2020	2019
Land	$572	$572
Building	22,420	22,420
Equipment	18,235	17,517
Furniture	3,207	2,975
Leasehold improvements	663	540
Construction in progress	2,855	1,328
	47,952	45,352
Less: Accumulated depreciation	(20,260)	(18,028)
Property and equipment, net	$27,692	$27,324

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2020	2019
Acquisition consideration	$9,829	$—
Salaries and bonus	6,908	11,105
Accrued vacation	5,043	4,230
Commissions	4,689	6,829
Accrued excise, sales and other taxes	2,492	3,349
Clinical studies	2,639	2,092
Other accrued expenses	3,464	1,782
Accrued expenses	$35,064	$29,387

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Product Category	2020	2019	2020	2019
Peripheral	$42,627	$45,152	$135,736	$130,620
Coronary	18,548	18,159	58,263	49,163
Total net revenues	$61,175	$63,311	$193,999	$179,783

Geography
United States	$58,122	$60,897	$185,611	$174,417
International	3,053	2,414	8,388	5,366
Total net revenues	$61,175	$63,311	$193,999	$179,783

Revenue of $1,290 was recognized in the nine months ended March 31, 2020 that was deferred as of June 30, 2019. As of March 31, 2020 and June 30, 2019, the Company had a liability of $1,929 and $1,958, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

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

Upon closing, the Company made an initial $5,600 cash payment, net of transaction expenses, and issued Gardia 31,493 shares of common stock of the Company valued at $1,346. Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay Gardia an additional $10,000, half of which may be paid by the Company through an additional issuance of shares of common stock. The Company has accounted for this transaction as an asset acquisition resulting in developed technology of $15,624 and a trade name of $760, both recognized as a component of intangible assets, net within the Company's consolidated balance sheet. The remainder of the purchase price was recognized in property and equipment.

The purchase also includes a performance milestone payment to Gardia equal to $3,000 for each $10,000 in net revenues recognized by the Company from sales of the WIRION system for applications above-the-knee in excess of $30,000 during the 36 month period beginning on the earlier of the first commercial sale of the system by the Company or six months following successful manufacturing transfer. If payment of the performance milestone becomes probable, these additional costs will be added to the carrying value of the acquired assets.

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

The components of intangible assets, net are as follows:

	March 31, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(694)	$14,930	$—	$—	$—
Patents	5,727	(1,127)	4,600	6,093	(988)	5,105
Trade name	760	(34)	726	—	—	—
Total intangible assets, net	$22,111	$(1,855)	$20,256	$6,093	$(988)	$5,105

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2020	$336
Fiscal 2021	1,345
Fiscal 2022	1,343
Fiscal 2023	1,337
Fiscal 2024	1,333
Thereafter	14,562
$20,256

6. Debt

Revolving Credit Facility

In March 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, the Company entered into the First Amendment to the Loan Agreement (the "Amendment"). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the “Revolver”) to $50,000 (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 3% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Amendment (the "Amended Loan Agreement"), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

The Company’s obligations under the Amended Loan Agreement are secured by certain of the Company’s assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include the Company’s intellectual property, but the Company has agreed not to encumber its intellectual property without the consent of SVB. The Amended Loan Agreement contains customary covenants limiting the Company’s ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of its business. In addition, the Amended Loan Agreement contains financial covenants requiring the Company to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10,000 or (ii) minimum trailing three-month Adjusted EBITDA of $1,000. If the Company does not comply with the various covenants under the Amended Loan Agreement or an event of default under the Amended Loan Agreement occurs, such as a material adverse change, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights and the other terms and conditions of the Amended Loan Agreement, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2020.

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

Payments under the initial term of the Lease Agreement as of March 31, 2020 are as follows:

Remainder of fiscal 2020	$447
Fiscal 2021	1,803
Fiscal 2022	1,857
Fiscal 2023	1,913
Fiscal 2024	1,970
Thereafter	17,405
$25,395

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	March 31,	June 30,
	2020	2019
Short-term available-for-sale debt securities	$20,396	$38,193
Long-term available-for-sale debt securities	16,993	9,832
Available-for-sale debt securities	37,389	48,025
Mutual funds	299	410
Total marketable securities	$37,688	$48,435

Available-for-sale debt securities are invested in the following financial instruments:

		As of March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt	28,540	16	(44)	28,512
Asset backed securities	8,908	—	(31)	8,877
Total available-for-sale debt securities	$37,448	$16	$(75)	$37,389

		As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,277	$—	$—	$14,277
Corporate debt	26,466	64	—	26,530
Asset backed securities	7,204	14	—	7,218
Total available-for-sale debt securities	$47,947	$78	$—	$48,025

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Corporate debt	28,512	—	28,512	—
Asset backed securities	8,877	—	8,877	—
Mutual funds	299	78	221	—
Total marketable securities	$37,688	$78	$37,610	$—

		Fair Value Measurements as of June 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$14,277	$—	$14,277	$—
Corporate debt	26,530	—	26,530	—
Asset backed securities	7,218	—	7,218	—
Mutual funds	410	121	289	—
Total marketable securities	$48,435	$121	$48,314	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2020. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

Effective July 1, 2018 the Company adopted the provisions of ASU 2016-01. Unrealized gains and losses of marketable securities in equity investments, denoted as mutual funds, previously recognized in other comprehensive income, will now be recognized in net income as a component of other income.

Non-Marketable Equity Investments

The Company holds equity investments that do not have readily determined fair values. The Company has elected to measure these investments at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

As of March 31, 2020 and June 30, 2019, the carrying value of these investments were $6,343 and $5,593, respectively. During the nine months ended March 31, 2020, no impairment indicators were noted. The Company is committed to funding an additional $2,250 into one of these investments in the future. These investments are recorded within other long term assets on the consolidated balance sheet.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. The 2017 Plan replaced the 2014 Equity Incentive Plan (the “2014 Plan”), and no further equity awards may be granted under the 2014 Plan (the 2017 Plan and the 2014 Plan are collectively referred to as the “Plans”). On March 12, 2020, the Company’s Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan, which amends the 2017 Plan.

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

Restricted stock award activity for the nine months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	474,945	$31.36
Granted	191,382	$46.49
Forfeited	(19,807)	$36.15
Vested	(208,658)	$29.73
Outstanding at March 31, 2020	437,862	$38.34

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

Performance-based restricted stock award activity for the nine months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(25,588)	$16.28
Vested	(275,193)	$11.97
Outstanding at March 31, 2020	660,982	$21.69

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

The Company leases its Texas manufacturing facilities under an operating lease agreement. During the nine months ended March 31, 2020, the Company exercised its option to extend the term of this lease agreement by one year, so that it now expires in April 2021. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $121 and $362 for the three and nine months ended March 31, 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the nine months ended March 31, 2020. There was $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the nine months ended March 31, 2020.

March 31,
2020
Right-of-use assets
Other assets	$545
Operating lease liabilities
Accrued expenses	$492
Other liabilities	57
Total operating lease liabilities	$549

Future minimum lease payments under the agreements as of March 31, 2020 are as follows:

Remainder of fiscal 2020	$127
Fiscal 2021	423
Fiscal 2022	11
Fiscal 2023	3
Fiscal 2024	2
Thereafter	—
Total lease payments	566
Less imputed interest	(17)
Total operating lease liabilities	$549

As of March 31, 2020, the weighted average remaining lease term for operating leases was 1.2 years and the weighted average discount rate used to determine operating lease liabilities was 5.25%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2020 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(2,889)	$672	$(12,070)	$(1,724)
Income allocated to participating securities	—	(3)	—	—
Net (loss) income available to common stockholders	$(2,889)	$669	$(12,070)	$(1,724)
Denominator
Weighted average common shares outstanding – basic	34,149,561	33,600,148	34,029,296	33,510,368
Effect of dilutive restricted stock units(1)	—	339,929	—	—
Effect of performance-based restricted stock awards(2)	—	295,048	—	—
Effect of employee stock purchase plan(3)	—	6,307	—	—
Weighted average common shares outstanding – diluted	34,149,561	34,241,432	34,029,296	33,510,368

Earnings per common share – basic	$(0.08)	$0.02	$(0.35)	$(0.05)
Earnings per common share – diluted	$(0.08)	$0.02	$(0.35)	$(0.05)

(1)At March 31, 2020 and 2019, 332,798 and 354,176 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2020, and the nine months ended March 31, 2019, because those shares are anti-dilutive.
(2)At March 31, 2020 and 2019, 660,982 and 754,331 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2020, and the nine months ended March 31, 2019, because those shares are anti-dilutive.
(3)At March 31, 2020 and 2019, the Company included the number of shares that would be issued under its employee stock purchase plan based on the aggregate expected amount of withholdings and the average unrecognized compensation expense as assumed proceeds. The effect of these shares has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2020, and the nine months ended March 31, 2019, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended March 31, 2019, undistributed earnings allocated to participating securities were based on 172,839 time-based restricted stock awards. During the three and nine months ended March 31, 2020, and the nine months ended March 31, 2019 there were no undistributed earnings allocated to participating securities due to the net losses.

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

We have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the three months ending June 30 usually representing the highest volume of cases and, therefore, the highest amount of revenue generated during the course of the fiscal year. However, we expect that this will not be the case in the current fiscal year due to the ongoing COVID-19 pandemic. See below for additional discussion of the impact of the COVID-19 pandemic on our business and operations.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2019. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the nine months ended March 31, 2020 represented 70% of revenue.

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

In October 2013, we received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month. Coronary sales in the United States during the nine months ended March 31, 2020 represented approximately 26% of revenue.

International

Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle

East, are made through our exclusive international distributor, OrbusNeich®. International sales during the nine months ended March 31, 2020 represented approximately 4% of revenue.

Impact of COVID-19

During the three months ended March 31, 2020, we experienced a disruption in the procedures using our products as a result of the COVID-19 outbreak in the United States and internationally. On March 18, 2020, the Centers for Medicare & Medicaid Services (“CMS”) released guidance for healthcare providers to limit all non-elective medical procedures in order to conserve personal protective equipment and limit exposure to COVID-19 during the pendency of the outbreak. CMS created a tiered framework outlining recommendations on which procedures should be postponed and which should not. Physician responses to these recommendations have varied and will continue to vary as the pandemic continues.

With respect to PAD, the patients treated using our devices generally fall into two categories: those with critical limb ischemia (“CLI”) and those with claudication. We believe that most patients with CLI would fall into a CMS “Do not postpone” tier and most patients with claudication would fall into a CMS “Postpone” tier. As a result, if physicians strictly follow the guidelines, we would anticipate that the treatment of most patients with CLI will most likely not be postponed, but that the treatment of most patients with claudication will most likely be postponed. With respect to CAD, if physicians strictly follow the guidelines, we would anticipate the majority of patients treated using our devices fall into a CMS “Do not postpone” tier. However, despite the guidelines, individual physicians and facilities may nevertheless postpone procedures that fall into a “Do not postpone” tier as a result of reduced availability of physicians or lab space to treat patients, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, or other governmental guidelines and restrictions. In addition, patients may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities. Finally, our personnel and the personnel of our distribution partners are experiencing restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts. Accordingly, we are unable to predict how the outbreak will impact procedure volumes in the future and the duration of that impact, and we are unable to reasonably quantify any future financial impact of the COVID-19 outbreak as a result of lower procedure volumes.

In addition to the impact on procedure volumes, we are experiencing and may experience other disruptions as a result of the COVID-19 outbreak. For example, enrollment in our ECLIPSE clinical trial has been suspended. Other disruptions or potential disruptions include restrictions on the ability of our personnel and personnel of our distribution partners to travel; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the COVID-19 outbreak on their operations; temporary closures of our facilities; loss of employee productivity; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

We have been running our manufacturing operations and have continued to ship product; however, we will continue to monitor federal, state and local requirements that apply to these operations and we may experience disruptions in these operations or limitations in our ability to continue producing and shipping products. Most of our office-based employees are telecommuting, and our field employees will continue to support cases in clinical settings where they continue to have access. We have taken steps intended to protect the health and well-being of our workforce and our customers, such as implementing restrictions on access to our facilities, deploying screening protocols for employees who work on site, utilizing remote working systems, supplying personal protective equipment to employees and customers, and adopting remote training on the use of our devices. We are monitoring developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment. We have taken steps to manage our expenses during the continuation of the pandemic, which include freezing new hiring, ceasing travel and conference activity, and suspending work on certain product development and other internal projects. We are also engaged in business planning for the recovery period as we anticipate how our business will return to a more normalized level of activity once the pandemic and its effects subside.

In the near term, as the pandemic continues, we anticipate that we will experience a continued reduction in the number of procedures using our devices, which will result in lower revenue and increased utilization of our existing capital resources. The discussion below provides additional details on our expectations for upcoming periods. We expect that the total impact of disruptions resulting from the pandemic will have a material impact on our financial condition, capital resources and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak on our condition, resources and results.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	Percent Change	2020	2019	Percent Change
Net revenues	$61,175	$63,311	(3.4)%	$193,999	$179,783	7.9%
Cost of goods sold	12,225	12,166	0.5	38,615	34,218	12.8
Gross profit	48,950	51,145	(4.3)	155,384	145,565	6.7
Expenses:
Selling, general and administrative	41,384	41,356	0.1	135,003	123,705	9.1
Research and development	9,964	9,155	8.8	31,515	23,702	33.0
Amortization of intangible assets	337	127	165.4	908	235	286.4
Total expenses	51,685	50,638	2.1	167,426	147,642	13.4
(Loss) income from operations	(2,735)	507	(639.4)	(12,042)	(2,077)	(479.8)
Other (income) expense, net	107	(251)	(142.6)	(101)	(505)	(80.0)
(Loss) income before income taxes	(2,842)	758	(474.9)	(11,941)	(1,572)	(659.6)
Provision for income taxes	47	86	(45.3)	129	152	(15.1)
Net (loss) income	(2,889)	672	(529.9)	$(12,070)	$(1,724)	(600.1)

Comparison of Three Months Ended March 31, 2020 with Three Months Ended March 31, 2019

Net revenues. Net revenues decreased by $2.1 million, or 3.4%, from $63.3 million for the three months ended March 31, 2019 to $61.2 million for the three months ended March 31, 2020. Peripheral revenues decreased $2.5 million, or 5.6%, and coronary revenues increased $400,000, or 2.1%. Decreases in peripheral revenue were driven by decreased unit volumes as a result of the outbreak of COVID-19, in addition to slight decreases in average selling prices. Coronary revenue increases of $400,000 were driven largely by increased sales of interventional case support devices. Coronary revenues were also impacted by the COVID-19 outbreak as well as small decreases in average selling prices. International revenue was $3.1 million for the three months ended March 31, 2020, compared with international revenue of $2.4 million for the three months ended March 31, 2019, an increase of $600,000. Despite the increased international revenue, the outbreak of COVID-19 has impacted product volumes worldwide, especially within Europe. We expect our revenue to continue to decline in the short-term as the United States healthcare system continues to navigate the COVID-19 pandemic. Longer term, we expect to return to future revenue growth as we continue to increase the number of physicians using the devices, increase the usage per physician, introduce new and improved products, generate additional clinical data, and expand into new geographies through our distribution agreements with Medikit and OrbusNeich, partially offset by potential decreases in average selling prices. However, we are unable to predict the timing of this recovery period.

Cost of Goods Sold. Cost of goods sold was $12.2 million for both the three months ended March 31, 2020 and 2019. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 80.0% for the three months ended March 31, 2020 from 80.8% for the three months ended March 31, 2019, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the fourth quarter of fiscal 2020 will be lower than gross margin in the three months ended March 31, 2020 as the outbreak of COVID-19 is expected to continue to adversely impact our sales volumes due to continued postponements of elective procedures. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.1 million for both the three months ended March 31, 2020 and 2019. Increased expenses related to additional clinical specialists within our sales organization, the expansion of our medical affairs initiatives and international expansion were offset by lower commissions, cash incentive compensation and costs associated with travel as a result of COVID-19. Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 include $2.7 million and $2.3 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2020 to be less than amounts incurred for the three months ended March 31, 2020, as we adjust our spending levels as a result of the COVID-19 outbreak.

Research and Development Expenses. Research and development expenses increased by 8.8%, from $9.2 million for the three months ended March 31, 2019 to $10.0 million for the three months ended March 31, 2020. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel and project costs for the three months ended March 31, 2020 as we invested in expanding our product portfolio and additional regulatory and clinical study costs. In March 2020, we announced a suspension of the ECLIPSE clinical trial as a result of the outbreak of COVID-19. In addition, we expect disruptions or delays in other product development activities, and as a result, we expect research and development expenses in the fourth quarter of fiscal 2020 to be less than amounts incurred for the three months ended March 31, 2020. Fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, and the timing of expenditures.

Comparison of Nine Months Ended March 31, 2020 with Nine Months Ended March 31, 2019

Net revenues. Net revenues increased by $14.2 million, or 7.9%, from $179.8 million for the nine months ended March 31, 2019 to $194.0 million for the nine months ended March 31, 2020. Peripheral revenues increased $5.1 million, or 3.9%, and coronary revenues increased $9.1 million, or 18.5%. Both peripheral and coronary revenue increases were primarily driven by higher unit volumes as a result of the growth of our customer base and expansion into new international markets, and new product offerings such as balloons guidewires and catheters, partially offset by the impact of the recent COVID-19 outbreak as well as lower average selling prices. International revenue was $8.4 million for the nine months ended March 31, 2020, compared with $5.4 million for the nine months ended March 31, 2019, an increase of $3.0 million.

Cost of Goods Sold. Cost of goods sold increased to $38.6 million for the nine months ended March 31, 2020 from $34.2 million for the nine months ended March 31, 2019, a 12.8% increase. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes as we added new accounts, expanded internationally and offered additional products, partially offset by recent volume declines as a result of the outbreak of COVID-19. Gross margin decreased to 80.1% for the nine months ended March 31, 2020 from 81.0% for the nine months ended March 31, 2019, primarily due to increased sales of lower margin products, expansion into lower margin international markets through distributor relationships, and lower average selling prices. This decrease was partially offset by product cost reductions and manufacturing efficiencies.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $11.3 million, or 9.1%, from $123.7 million for the nine months ended March 31, 2019 to $135.0 million for the nine months ended March 31, 2020. The increase was primarily due to increased expenses related to the expansion of our medical affairs initiatives, additional clinical specialists within our sales organization and international expansion. Selling, general and administrative expenses for the nine months ended March 31, 2020 and 2019 include $8.9 million and $7.3 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by $7.8 million, or 33.0%, from $23.7 million for the nine months ended March 31, 2019 to $31.5 million for the nine months ended March 31, 2020. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to PAD and CAD clinical trials. The increase was primarily due to increased personnel costs as we invested in expanding our product portfolio and additional costs associated with the ECLIPSE clinical study. Research and development expenses for the nine months ended March 31, 2020 and 2019 include $1.1 million and $1.0 million, respectively, for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $107.3 million and $122.7 million at March 31, 2020 and June 30, 2019, respectively. We expect this amount to decrease in the three months ending June 30, 2020 as our revenues decline and we utilize existing resources to cover our expenses as a result of the ongoing COVID-19 pandemic. As of March 31, 2020, we had an accumulated deficit of $347.9 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities is as follows:

	Nine Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(1,424)	$4,908
Net cash provided by (used in) investing activities	1,376	(5,909)
Net cash (used in) provided by financing activities	(4,617)	21
Net change in cash and cash equivalents	$(4,665)	$(980)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $1.4 million for the nine months ended March 31, 2020, primarily due to the net loss of $12.1 million and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for the nine months ended March 31, 2020.

Net cash provided by operating activities was $4.9 million for the nine months ended March 31, 2019, primarily due to positive cash flow when the net loss of $1.7 million is adjusted for non-cash expenditures such as stock-based compensation, depreciation and amortization. Contributing to positive cash flows from operations was the timing of cash payments on payables. These positive cash flows were partially offset by the timing of collections on receivables, increased use of cash as we build inventory and diversify our products, and the effects of recognizing previously deferred revenue.

Investing Activities

Net cash provided by investing activities was $1.4 million for the nine months ended March 31, 2020, primarily due to the maturity of marketable securities, partially offset by the cash payment made for the WIRION acquisition, additional purchases of marketable securities, purchases of property and equipment, costs associated with capitalized patent activities, and the purchase of a non-marketable equity investment. These uses of cash were partially offset by maturities of marketable securities.

Net cash used in investing activities was $5.9 million for the nine months ended March 31, 2019, primarily due to additional shares acquired in an investment, purchases of property and equipment and costs associated with capitalized patent activities.

Financing Activities

Net cash used in financing activities was $4.6 million for the nine months ended March 31, 2020, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Net cash provided by financing activities was $21,000 for the nine months ended March 31, 2019, primarily due to proceeds from employee stock purchases and the exercise of stock options, partially offset by the payment of payroll taxes on the employee vesting of stock awards.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the current COVID-19 outbreak. As discussed in the “Overview” above, the total impact of disruptions from COVID-19 will have a material impact on our financial condition and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak on our condition and results. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of March 31, 2020, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and anticipated costs relating to litigation. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Revolving Credit Facility

In March 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, we entered into the First Amendment to the Loan Agreement (the "Amendment"). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the "Revolver") to $50.0 million (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 3% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Amendment (the "Amended Loan Agreement"), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

Our obligations under the Amended Loan Agreement are secured by certain of our assets, including, among other things, accounts receivable, deposit accounts, inventory, equipment, general intangibles and records pertaining to the foregoing. The collateral does not include our intellectual property, but we agreed not to encumber our intellectual property without the consent of SVB. The Amended Loan Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, make certain investments and loans, enter into transactions with affiliates, undergo certain fundamental changes, dispose of assets, or change the nature of our business. In addition, the Amended Loan Agreement contains financial covenants requiring us to maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $10.0 million or (ii) minimum trailing three-month Adjusted EBITDA (as defined in the Amended Loan Agreement) of $1.0 million. If we do not comply with the various covenants under the Amended Loan Agreement or an event of default under the Amended Loan Agreement occurs, such as a material adverse change, the interest rate on outstanding amounts will increase by 5% and SVB may, subject to various customary cure rights and the other terms and conditions of the Amended Loan Agreement, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Revolver, and foreclose on all collateral.

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2020 and we currently do not have plans to borrow under the Amended Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to the most comparable GAAP measure expressed as dollar amounts (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net (loss) income	(2,889)	672	$(12,070)	$(1,724)
Less: Other (income) expense, net	107	(251)	(101)	(505)
Less: Provision for income taxes	47	86	129	152
(Loss) income from operations	(2,735)	507	(12,042)	(2,077)
Add: Stock-based compensation	3,273	2,674	10,469	8,600
Add: Depreciation and amortization	1,088	932	3,152	2,617
Adjusted EBITDA	$1,626	$4,113	$1,579	$9,140

Adjusted EBITDA decreased for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 primarily due to a greater loss from operations.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 outbreak on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (iii) seasonality in our business; (iv) our expectation that our revenue will decline in the short-term but return to growth in the future; (v) our expectation that we will incur selling, general and administrative expenses in the fourth quarter of fiscal 2020 that are less than the amounts incurred in the three months ended March 31, 2020; (vi) our expectation that gross margin in the fourth quarter of fiscal 2020 will be less than gross margin in the three months ended March 31, 2020; (vii) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2020 that are less than the amounts incurred in the three months ended March 31, 2020; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our plan not to borrow under our loan and security agreement; and (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include the pendency and impact of the COVID-19 outbreak, including government actions related to the COVID-19 outbreak, material delays and cancellations of procedures, delayed spending by healthcare providers, and distributor and supply chain disruptions; regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the United States, Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of OrbusNeich to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; unanticipated developments during the manufacturing transfer process for the WIRION system; and general economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the negative impact the COVID-19 pandemic has had and will continue to have on our business and results of operations as discussed elsewhere in this report, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Outbreaks of pandemic diseases, such as the novel coronavirus, COVID-19, may impact our business and operations, which could materially adversely affect our financial condition and results of operations.

We have experienced a disruption in the procedures using our products and in our operations as a result of the COVID-19 outbreak in the United States and internationally. An outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic, could significantly disrupt our business. The effects of such an outbreak include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the COVID-19 outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; and adverse impacts on the national and global economies. Pandemics, such as the outbreak of COVID-19, will also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, and we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak or any other outbreak of a contagious disease on our financial condition and results. In addition, the effect of the COVID-19 pandemic on our business and financial results may also have the effect of heightening other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the third quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 to January 31, 2020	—	—	N/A	N/A
February 1 to February 29, 2020(1)	8,589	42.02	N/A	N/A
March 1 to March 31, 2020	—	—	N/A	N/A
	8,589	$42.02
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 12, 2020, our Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan (the “Amended Plan”), which replaces the 2017 Equity Incentive Plan (the “Original Plan”). The Amended Plan amends the provisions of the Original Plan that permit the recipients of awards to elect to have us withhold shares otherwise issuable to them or to deliver shares to us, in each case in order to satisfy withholding and employment tax obligations of the recipient upon the vesting of awards. The Original Plan provided that any such shares withheld or delivered for such purposes must have a fair market value equal to, and not in excess of, the minimum statutory withholding rates for federal and state tax purposes. The Amended Plan provides that the administrator of the plan may establish minimum and/or maximum tax withholding rates for recipients of awards. In connection with the approval of the Amended Plan, our Human Resources and Compensation Committee established that the minimum tax withholding rate for all participants will be the minimum statutory rates for federal and state tax purposes, the maximum tax withholding rate for our officers will be the maximum statutory rates for federal and state tax purposes, and that the maximum tax withholding rate for all other participants will be the minimum statutory rates for federal and state tax purposes. The Amended Plan also includes minor administrative changes. The foregoing description of material amended terms in the Amended Plan is qualified in its entirety by reference to the full text of the Amended Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. In addition, amended forms of award agreement are filed as Exhibits 10.2 through 10.6 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*†	Amended and Restated 2017 Equity Incentive Plan.

10.2*†	Form of Board Restricted Stock Award Agreement (in lieu of cash retainer) under Amended and Restated 2017 Equity Incentive Plan.

10.3*†	Form of Board RSU Agreement (annual) under Amended and Restated 2017 Equity Incentive Plan.

10.4*†	Form of Board RSU Agreement (in lieu of cash retainer) under Amended and Restated 2017 Equity Incentive Plan.

10.5*†	Form of Performance-Vest Restricted Stock Award Agreement under Amended and Restated 2017 Equity Incentive Plan.

10.6*†	Form of Time-Vest Restricted Stock Award Agreement under Amended and Restated 2017 Equity Incentive Plan

10.7*†	Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Form.

10.8*	First Amendment to Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 26, 2020.

10.9*	Amendment No. 2 to Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 18, 2020.

10.10*+	Amendment No. 2 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 18, 2020.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.
†  Compensatory plan or agreement.
+   Certain portions have been omitted from this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2020		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)