Form 10-K
period 2020-06-30
Cardiovascular Systems Inc
filed 2020-08-20
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,665.3 million based on the closing sale price as reported on The Nasdaq Stock Market LLC.
The number of shares of the registrant’s common stock outstanding as of August 14, 2020 was 39,669,083.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Preliminary Notes

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our website, www.csi360.com, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, or incorporating it by reference into, this Form 10-K.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act.

This Form 10-K contains plans, intentions, objectives, estimates and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements, and other statements that are other than statements of historical fact. Our actual results could differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks and uncertainties that are described more fully by us in Part I, Item 1A and Part II, Item 7 of this Form 10-K and in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. You should read this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

We have received federal registrations in the U.S. Patent and Trademark Office (“USPTO”) of certain marks, including “CSI®” (a first and second), “CSI® (Stylized)” (a first and second), “BE CALCULATED®”, “BE CALCULATED® (stylized)”, “CSIQ®”, “CSIQ® (Stylized)”, “DIAMONDBACK®”, “DIAMONDBACK 360®” (a first and second), “DIAMONDBACK 360® (Stylized)”, “GLIDEASSIST®”, “STEALTH 360®”, “STEALTH 360® (Stylized), “TAKE A STAND AGAINST AMPUTATION®”, “TAKE A STAND AGAINST AMPUTATION® (Stylized), “VIPERWIRE®”, “VIPERWIRE ADVANCE®”, “VIPERWIRE ADVANCE® (Stylized)”, “VIPERSLIDE®”, VIPERSLIDE® (Stylized)”, “VIPERTRACK®”, “VIPERTRACK® (Stylized)”, “WIRION®”, “ZILIENT®”, and “ZILIENT® (Stylized)”. We have applied for federal trademark registration with the USPTO of certain marks, including “VIPERCATH” and “STEALTH 360® (Stylized).  All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

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

Business Overview

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing this difficult disease state. We have developed a patented orbital atherectomy systems (“OAS”) for both peripheral and coronary commercial applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives. To date, more than 530,000 patients have been treated with our OAS devices and we continue to expand our business to serve more patients with cardiovascular disease.

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

The United States Food and Drug Administration (“FDA”) granted 510(k) clearance for various OAS devices as a therapy in patients with PAD. We refer to these products in this Form 10-K as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the fiscal year ended June 30, 2020 represented 70% of revenue.

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

In October 2013, we received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month. Coronary sales in the United States during the fiscal year ended June 30, 2020 represented approximately 26% of revenue.

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

In October 2014, we received CE Mark for our Stealth 360 Peripheral OAS, and in fiscal 2019, we commenced sales of this product in certain countries in Southeast Asia, Europe and the Middle East and of our Coronary OAS in Southeast Asia and the Middle East. We continued to expand sales of our products into additional countries in these regions in fiscal 2020 and received country level approvals in Australia, New Zealand and other countries in Asia and Europe, with sales into these countries expected after fiscal 2020. Sales of our products in the rest of the world are made through our exclusive international distributor, OrbusNeich®.

International sales during the fiscal year ended June 30, 2020 represented approximately 4% of revenue.

Impact of COVID-19

Beginning in the three months ended March 31, 2020, we experienced a disruption in the procedures using our products as a result of the COVID-19 pandemic in the United States and internationally. Procedures were postponed, and may continue to be postponed, as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, and other governmental guidelines and restrictions. In addition, patients elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners have experienced, and we expect will continue to experience, restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts.

In addition to the impact on procedure volumes, we are experiencing and may experience other disruptions as a result of the COVID-19 pandemic. For example, enrollment in our ECLIPSE clinical trial has been paused. Other disruptions or potential disruptions include restrictions on the ability of our personnel and personnel of our distribution partners to travel; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the COVID-19 pandemic on their operations; temporary closures of our facilities; loss of employee productivity; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

We have been operating our manufacturing facilities and have continued to ship product; however, we will continue to monitor federal, state and local requirements that apply to these operations and we may experience disruptions in these operations or limitations in our ability to continue producing and shipping products. Most of our office-based employees are telecommuting, and our field employees will continue to support cases in clinical settings where they continue to have access. We have taken several actions intended to protect the health and well-being of our workforce and our customers, such as implementing restrictions on access to our facilities; deploying screening and safety protocols for employees who work on site; utilizing remote working systems and providing home office equipment for employees; providing employees with access to coronavirus test kits and antibody tests; training employees on personal protection, hygiene and safe practices in patient care; establishing protocols for our field sales personnel for their interactions with customer and facilities; supplying personal protective equipment to employees and customers; introducing new paid leave programs for employees who have been adversely impacted by the crisis; adopting virtual physician and sales training on the use of our devices; and establishing new company-wide safety policies and a COVID-19 preparedness plan. We are monitoring developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements. We have taken steps to manage our expenses during the continuation of the pandemic, which include freezing new hiring, ceasing travel and conference activity, and suspending work on certain product development and other internal projects. We are also engaged in business planning for the recovery period as we anticipate how our business will return to a more normalized level of activity once the pandemic and its effects subside.

In the near term, as the pandemic continues, we anticipate that we will experience a continued reduction in the number of procedures using our devices relative to prior year comparable periods, which will result in lower revenue and increased utilization of our existing capital resources. We expect that the pandemic will continue to have an acute, short-term impact on our business. Many factors may increase or decrease procedure volumes, including, as noted above, developments relating to social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, availability of personal protective equipment, medical facility and workforce capacity, and sales representative access to facilities to support cases. We expect that medical facilities will continue to preserve cash and they will not immediately replenish their inventories. Travel restrictions and our inability to support new accounts will negatively impact our international business. We also expect that the total impact of disruptions resulting from the pandemic will have a material impact on our financial condition, capital resources and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 pandemic on our condition, resources and results.

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

Our Peripheral OAS and Coronary OAS

Our orbital atherectomy systems represent a unique and innovative approach to the treatment of PAD and CAD that provide physicians and patients with a procedure that addresses many of the limitations of other treatment alternatives. The Peripheral OAS and Coronary OAS devices are single-use catheters that incorporate a control handle and flexible drive shaft with an eccentrically mounted diamond-grit-coated crown. The peripheral device is often used for vessel preparation to enable low pressure percutaneous transluminal angioplasty, including the use of drug-coated balloons, and results in lower use of bailout stents. The coronary device is similarly used to prepare a vessel by treating severe calcium prior to stent delivery to help facilitate vessel access and stent expansion and prevent malapposition of stent struts for optimal stent performance.

The OAS treats atherosclerotic plaque, which is harder than a normal vessel wall. The OAS is designed to differentiate between hard, diseased plaque and healthy, compliant arterial tissue, a concept that we refer to as “differential sanding.” The diamond-grit-coated crown preferentially engages and sands away harder material, but is designed not to damage more compliant parts of the artery, which flex away from the crown. Physicians position the crown at the site of a lesion containing arterial plaque and orbit the crown against it to sand away the superficial, or surface, plaque and create a smooth lumen, or channel, in the vessel. In addition, the crown’s rotating eccentric mass and orbital motion deliver pulsatile mechanical energy into the vessel wall. These pulsatile forces may break up deeper plaque and contribute to improving the compliance change of the diseased segment of the artery.

Multiple Applications

The unique OAS mechanism of action used in both the Peripheral OAS and Coronary OAS can be used to treat multiple anatomic locations.

•Below-the-Knee and Behind-the-Knee Peripheral Artery Disease.  Arteries below and behind the knee are smaller in diameter and may be diffusely stenosed, calcified or both. Reaching and treating these small vessels requires a low profile, which most competitive devices do not offer. Behind-the-knee, or popliteal, lesions also present challenges if a stent is used because stents frequently fracture in this area due to the forces exerted on the vessels when the knee bends or flexes. The Peripheral OAS is effective in treating those vessels. The Peripheral OAS offers a shorter shaft length (60cm), a smaller profile and a more flexible shaft than the predecessors for improved ease of use, and includes a 4-Fr catheter that enables physicians to access lesions below-the-knee using retrograde access through arteries in the ankle or foot.

•Above-the-Knee Peripheral Artery Disease.  Arteries above the knee are typically longer, straighter and wider than below-the-knee vessels. Plaque in these arteries may also be diffuse, fibrotic and calcific. Physicians often use higher speeds or larger crown sizes of our products to treat lesions above the knee. Our Peripheral OAS portfolio includes an extended length OAS that can treat above-the-knee disease through trans-radial access (access through the radial artery in the wrist). The ability to treat the larger above-the-knee arteries with OAS via the small trans-radial access sites is made possible by the unique features of the OAS including its small crossing profile and ability to orbit at higher speeds for treatment of larger vessels.

•Multi-Level Peripheral Artery Disease. Many patients have multi-level disease requiring treatment both above-the-knee and below-the knee which can require two or more procedures to treat the patient. Our Peripheral OAS Exchangeable series device allows the use of multiple crowns with a single handle, providing physicians with increased flexibility to treat different size vessels above and below the knee with one device in a single procedure.

•Coronary Artery Disease. The individuals more at risk for being diagnosed with CAD are those that have high blood pressure, abnormal cholesterol levels, diabetes or renal insufficiency, or have a family history of heart disease. The pathogenesis of CAD is marked by the accumulation of a fatty material called plaque on the walls of arteries that supply blood to the heart. The plaque buildup causes the arteries to harden and narrow (atherosclerosis), reducing blood flow. The Coronary OAS is the only atherectomy device specifically indicated for severe coronary calcium.

We believe the strong safety profile and proven efficacy of our OAS, stemming from the design of the product and demonstrated through key clinical trials, offers additional benefits to patients. Furthermore, the short set-up time and short procedure time offer an easy to use and cost efficient treatment option for physicians.

Our Supporting Products

In addition to our OAS, we offer additional products aimed at supporting procedures that use our OAS.

•Guidewires. The ViperWire guide wires are required for using the OAS and were designed to offer the ability to maneuver through tortuous, twisting blood vessels and cross challenging lesions. The OAS travels over this wire to the lesion and operates on this wire. Our ZILIENT Peripheral guidewires further expand our low-profile endovascular portfolio and feature TWISTER® Core Wire Technology, a proprietary stainless steel core design that offers strong support with navigation and torque response. The ZILIENT guidewires are designed to get to and across lesions and include four tip load choices across two diameters. Our newest coronary guidewire, ViperWire with Flex Tip, is a nitinol guide wire with a stainless steel support coil that provides reduced wire bias and a flexible tip for trackability.

•Catheters. We sell OrbusNeich Teleport Microcatheters in the United States through an exclusive distribution agreement with OrbusNeich. We also sell our ViperCath XC Peripheral Exchange Catheter, which is the only 200 cm exchange catheter available to address the need for an extended length catheter when performing procedures with a radial access point.

•Balloons. We sell the OrbusNeich Sapphire semi compliant (“SC”) and Sapphire non-compliant (“NC”) balloon portfolio in the United States, which includes the only 1.0mm SC balloon on the United States market. Sapphire SC balloons are optimized for lesion entry and crossing with stainless steel hypo-tube for increased pushability and kink resistance. Sapphire NC balloons are optimized for robustness under high pressure and reliable sizing.

•Other OAS Support Products. Our OAS uses a small, portable saline infusion pump that bathes the OAS shaft and crown and provides an electric power supply for the operation of the catheter. We also sell ViperSlide Lubricant designed to optimize the smooth operation of the OAS.

Our Strategy

Our goal is to be the leading provider of solutions for the treatment of complex PAD and CAD. We intend to broaden our product offering and expand to new international markets. The key elements of our strategy include:

•Drive Adoption through Our Direct U.S. Sales Organization, Medical Education and Key Opinion Leaders. We expect to continue to drive adoption of the OAS in both hospital and office-based lab settings through the strong support of a clinically knowledgeable direct U.S. sales force focused on the needs of interventional cardiologists, vascular surgeons, interventional radiologists and their cath lab teams. A key element of our strategy is a focus on educating and training physicians about disease states, our clinical data, and proper use and application of OAS technology through programs delivered via physician faculty, our direct sales force and seminars where physician industry leaders discuss case studies and treatment techniques using the devices. During the COVID-19 pandemic, we began to conduct some of these programs virtually and expect that we will continue to do so after the pandemic subsides.

•Build a Strong Portfolio of Clinical Evidence on Safety, Effectiveness and Economic Benefits of the OAS. Physicians and payors are increasingly interested in clinical and economic evidence to support decisions regarding optimal treatment of patients. We are focused on conducting robust clinical studies that provide insight into and demonstrate the effectiveness of the OAS in treating complex peripheral and coronary artery disease. We believe that demonstrating the clinical advantages and cost-effectiveness of our OAS technology is critical to support physician adoption of the OAS, drive best clinical practice, and sustain ongoing reimbursement coverage for our devices.

•Enhance OAS and Expand Product Portfolio within the Market for Treatment of Peripheral and Coronary Arteries. In addition to continued innovation and product development on our peripheral and coronary OAS platforms, we are growing our product portfolio to offer new accessories and devices that improve outcomes and expand the patient population we can treat. See “Pursue Strategic Acquisitions and Partnerships” and “Research and Development Activities - Development Activities” for descriptions of new products in development.

•Expand Internationally. In February 2018, we announced reimbursement approval and our first commercially treated patient in Japan. This represented our first entry into the international market, and most importantly, an opportunity to provide physicians in Japan with a cost-effective treatment option for the difficult-to-treat patient population with severely calcified coronary lesions. In January 2019, Japan’s MHLW approved our Coronary OAS Classic Crown, and in the third quarter of fiscal 2019, sales of this product commenced in Japan.

In October 2014, we received CE Mark for our Stealth 360 Peripheral OAS and in fiscal 2019, we commenced sales of our products in certain countries in Southeast Asia, Europe and the Middle East. We continued to expand sales of our products into additional countries in these regions in fiscal 2020 and received country level approvals in Australia, New Zealand and other countries in Asia and Europe, with sales into these countries expected after fiscal 2020.

•Pursue Strategic Acquisitions and Partnerships. In addition to adding to our product portfolio through internal development efforts, we are opportunistically seeking ways to expand our portfolio through acquisitions, distribution agreements, licensing transactions, manufacturing agreements and other strategic partnerships to add new product lines and technologies that leverage our sales expertise and footprint or complement our strategic objectives. We have an exclusive U.S. distribution agreement with OrbusNeich to offer their full line of semi-compliant, non-compliant and specialty balloons and the Teleport Microcatheter. In addition, in August 2019, we acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd., a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd. This device is a distal embolic protection filter used to capture debris that can be associated with all types of peripheral vascular intervention procedures. We plan to commercialize the WIRION System in the United States following the transfer of manufacturing from Gardia Medical, which we expect to be completed in the first half of fiscal 2021.

Research and Development Activities

Clinical Studies Summary

We study the most challenging patient populations and are committed to providing relevant clinical evidence that enables physicians to select and utilize the best treatment options for their patients. A total of 7,159 subjects (4,838 PAD and 2,321 CAD) have been enrolled in our clinical studies as of June 30, 2020. Our clinical studies incorporate rigorous long-term clinical and healthcare economic data that are critical to improving patient care and ongoing healthcare changes.

PAD Studies

The following PAD clinical studies were completed or in process during fiscal 2020:

•REACH-PVI. This prospective, observational, single-arm, multi-center post-market study conducted in the United States is designed to evaluate acute clinical outcomes of orbital atherectomy via transradial access for treatment of PAD in lower extremity lesions. Enrollment of 50 subjects was completed in November 2019. The study results were presented at the New Cardiovascular Horizons (NCVH) Conference in July 2020. The results of this study demonstrated that the use of orbital atherectomy in radial peripheral vascular interventions has a high rate of procedural and treatment success and is effective in reducing residual stenosis across all lesions.

•LIBERTY 360°. This prospective, observational, multi-center clinical study is evaluating the procedural and long-term clinical, quality of life and economic outcomes of endovascular device interventions, including orbital atherectomy, for the treatment of PAD. We expect the results from this study to increase our understanding of the clinical and economic outcomes of endovascular treatment for PAD patients, including those with the most advanced form of the disease, Rutherford Class 6. Enrollment of 1,204 subjects at 51 sites in the United States was completed in February 2016.

LIBERTY 360° three-year clinical data and Peripheral OAS economic data were presented at the Amputation Prevention Symposium in August 2019. Most devices used in the study were balloons and/or atherectomy, and the Peripheral OAS was the most frequently used atherectomy device.

CAD Studies

We have conducted two clinical studies to evaluate the safety and efficacy of the Coronary OAS Classic Crown device: the ORBIT I feasibility study and the ORBIT II pivotal study. The safety and efficacy of the Coronary OAS Micro Crown device were evaluated in the COAST study.

The following CAD clinical study was in process during fiscal 2020:

•ECLIPSE. This post-market, randomized one-to-one, multi-center trial is designed to evaluate vessel preparation with Coronary OAS Classic Crown compared to conventional angioplasty technique prior to drug-eluting stent implantation for the treatment of severely calcified lesions. Approximately 2,000 subjects will be enrolled at approximately 150 sites in the United States, and subjects will be followed for up to two years. The co-primary endpoints of acute minimum stent area (assessed by optical coherence tomography in a subset of equally randomized 500 subjects) and one-year target vessel failure are powered to demonstrate superiority of OAS vessel preparation vs. conventional angioplasty. Enrollment in ECLIPSE was paused in March 2020 due to COVID-19, which will delay the completion of the trial and the publication of its results. This suspension allowed for the physicians and other facility resources involved in the trial to be redeployed to address local responses to the pandemic and to minimize the impact of COVID-19 on the trial until the evolving situation stabilized. We cannot predict when enrollment will recommence.

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

Specific to the peripheral vascular disease market, we will continue our commitment to patients with CLI through a breadth of above-the-knee and below-the-knee differentiated products that treat or uniquely expand the ability of our devices to treat obstructive lesions throughout the leg and foot. We launched a next generation platform of our Peripheral OAS, the Exchangeable Series. The Exchangeable Series offers multiple new features and benefits, notably the ability to use multiple crowns with one handle unit for those most challenging multi-level disease CLI patients. The system also includes GlideAssist, which enables smooth tracking of the device catheter to and from target lesions when distal, tortuous and/or small vessels must be traversed. In fiscal 2020, we observed an increase in peripheral vascular interventions performed via a transradial artery access utilizing our extended length Peripheral OAS. We are developing additional extended length products that are compatible with transradial access as we believe there are important patient, procedural and economic benefits associated with this access. We are also developing a small vessel atherectomy device intended for use in arteries smaller than 1.5mm in diameter, including arteries at or below-the-ankle. This product is a reflection of our continued commitment to addressing unmet or under-met clinical needs in CLI patients and interventions. In fiscal 2020, we ceased our development of a laser atherectomy device. We have additional products in development, but the COVID-19 pandemic and other factors have caused delays in product development efforts, which will also disrupt or delay our ability to launch affected products.

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

We are also developing a new percutaneous ventricular assist device. Our first-generation product will be designed for use in complex PCI procedures to enable revascularization in patients at risk for hemodynamic instability during the intervention. We are targeting initiation of a first-in-human feasibility study during fiscal 2021.

We will continue to identify and pursue other new organic technologies and devices that are aimed at addressing unmet or under-met clinical or technical needs within our target markets.

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

We target our marketing efforts to practitioners through medical conferences, seminars, peer-reviewed journals and marketing materials. Our sales and marketing program focuses on:

•showing the safety and efficacy of our products through clinical results;
•educating physicians on the prevalence and complications of calcium in PAD and CAD; and
•developing relationships with key opinion leaders.

We are party to a purchasing agreement with HealthTrust Purchasing Group, L.P. (“HPG”), which was renewed effective May 1, 2018 and expires on July 31, 2021. HPG acts as a group purchasing organization for the healthcare providers belonging to HPG as participants. Under the purchasing agreement, all of HPG’s participants located in the United States or its territories are eligible to purchase our OAS and related products at prices set forth in the purchasing agreement. The purchasing agreement may be terminated at any time, without cause, by HPG upon at least 60 days’ prior written notice to us. Either party may terminate the purchasing agreement upon the occurrence of a material breach by the other party that goes uncured for 30 days following receipt of written notice of such breach. If the purchasing agreement with HPG were to be terminated, our financial results would be materially adversely affected.

Sales of our products in Japan are through our exclusive Japan distributor, Medikit. Outside of the United States and Japan, sales are made through the current sales and distribution network of OrbusNeich, our exclusive distributor for the rest of the world.

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. With the COVID-19 pandemic in fiscal 2020, we did not experience this same pattern of seasonality due to the significant decrease in procedure volumes in the quarter ended June 30, and we cannot be certain if this pattern will resume in the future.

Manufacturing

We use internally-manufactured and externally-sourced components to manufacture the OAS. Most of the externally-sourced components are available from multiple suppliers; however, certain key components, including the diamond-grit-coated crown and our ViperSlide Lubricant, are single sourced. Single source supplier risk is mitigated by regular assessments of the quality and capacity of suppliers, implementation of supply and quality agreements, appropriate inventory level management and duplication of production capacity, where possible. For example, we have entered into long-term supply agreements with Fresenius Kabi AB for the supply of ViperSlide and with Abrasive Technology, Inc. for the supply of the diamond-grit-coated crowns. The supply agreement with Fresenius expires on December 31, 2024 and the supply agreement with Abrasive expires on June 30, 2025. Each of these supply agreements gives us certain final purchase rights.

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

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our OAS competes with a variety of other products or devices for the treatment of vascular disease, including stents, balloon angioplasty catheters and atherectomy catheters, as well as products used in vascular surgery. Competitors in the stent, balloon angioplasty and microcatheter market segments include Abbott Laboratories, Boston Scientific, Medtronic, Cook Medical, Johnson & Johnson, Becton Dickinson, Terumo, Asahi, Teleflex and Cordis. We also compete against manufacturers of atherectomy catheters and other products designed to treat vascular disease, including Medtronic, Philips/Spectranetics, Boston Scientific, Ra Medical, Eximo Medical, Shockwave, Avinger, and Straub Medical, which was recently purchased by Becton Dickinson, as well as manufacturers that may enter the market due to the increasing demand for treatment of vascular disease. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of PAD and CAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures.

Because of the size of the peripheral opportunities, competitors and potential competitors have historically dedicated significant resources to aggressively promote their products. We believe that our Peripheral OAS and Coronary OAS compete primarily on the basis of:

•safety and efficacy, even in calcified plaque (or severely calcified plaque in the coronaries);
•low profile and alternative access site capabilities;
•predictable clinical performance;
•availability of clinical data;
•ease of use;
•economic benefit;
•key opinion leader support and customer base; and
•customer service and support.

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

FDA review of a PMA application is required by statute to take no longer than 180 days, although the process typically takes significantly longer, and may require several years to complete. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•the systems may not be safe or effective to the FDA’s satisfaction;
•the data from preclinical studies and clinical trials may be insufficient to support approval;
•the manufacturing process or facilities used may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.

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

Continuing Regulation.    After a device is cleared or approved for use and placed in commercial distribution, numerous regulatory requirements continue to apply. These include:

•establishment registration and device listing upon the commencement of manufacturing;
•the QSR, which requires manufacturers, including third-party manufacturers, to follow design, testing, control, documentation and other quality assurance procedures during medical device design and manufacturing processes;
•labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;
•medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if malfunctions were to recur;
•corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections; and
•product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health.

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

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•warning letters or untitled letters;
•fines, injunctions and civil penalties;
•product recall or seizure;
•unanticipated expenditures;
•delays in clearing or approving or refusal to clear or approve products;
•withdrawal or suspension of FDA approval;
•orders for physician notification or device repair, replacement or refund;
•operating restrictions, partial suspension or total shutdown of production or clinical trials; or
•criminal prosecution.

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

On June 28, 2016, we entered into a Settlement Agreement with the U.S. government, acting through the U.S. Attorney’s Office for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (the “OIG”) and Travis Thams to resolve a DOJ investigation of whether we violated the False Claims Act. In connection with the resolution of this matter, we entered into a five-year corporate integrity agreement (the “Corporate Integrity Agreement”) with the OIG. The Corporate Integrity Agreement requires that we maintain our existing compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including establishment of specific procedures and requirements regarding consulting activities, co-marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs.

The federal Physician Payments Sunshine Act (the “Sunshine Act”) and certain state laws require persons to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals. Public reporting under the Sunshine Act and implementing Open Payment regulations has resulted in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and, ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the FDA and, as we continue our international expansions, regulatory agencies outside the United States may impose extensive compliance and monitoring obligations on us and our operations. Additionally, the time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. For example, the primary regulatory environment in Europe with respect to medical devices is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union, although actual implementation of these directives may vary on a country-by-country basis. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of submission of a design dossier, self-assessment by the manufacturer, a third-party assessment, and review of the design dossier by a “Notified Body.” This third-party assessment generally consists of an audit of the manufacturer’s quality system and manufacturing site, as well as review of the technical documentation used to support application of the CE Mark to one’s product and possibly specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. The new European Medical Device Regulation (the “EU MDR”) will come into effect in May 2021, which will substantially expand the applicable premarket and postmarket requirements in Europe.

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

In addition, our international expansion, operations, distribution and sales require us to comply with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and custom laws, as well as foreign tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as in the United States; and privacy laws such as the European General Data Protection Regulation.

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

Employees

As of June 30, 2020, we had 779 full-time employees, all of whom are in the United States. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We conduct employment engagement surveys and we believe that our employee relations are good.

Information About our Executive Officers

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
Scott R. Ward	60	Chairman, President and Chief Executive Officer
Jeffrey S. Points	43	Chief Financial Officer
Rhonda J. Robb	52	Chief Operating Officer
Ryan D. Egeland	45	Chief Medical Officer
John M. Hastings	40	Vice President of Manufacturing and Operations
Stephen J. Rempe	47	Chief Human Resources Officer
Alexander Rosenstein	48	General Counsel and Corporate Secretary
Sandra M. Sedo	56	Chief Compliance Officer
David S. Whitescarver	62	Vice President of Corporate Development and Intellectual Property

Scott R. Ward, Chairman, President and Chief Executive Officer.   Mr. Ward has been a member of our Board of Directors since November 2013 and has served as its Chairman since November 2014. Mr. Ward served as our Interim President and Chief Executive Officer beginning November 30, 2015, and on August 15, 2016, Mr. Ward was appointed as our President and Chief Executive Officer. From 2013 until 2019, Mr. Ward served as a Managing Director at SightLine Partners. From 1981 to 2010, Mr. Ward was employed by Medtronic, Inc. and held a number of senior leadership positions. Mr. Ward was Senior Vice President and President of Medtronic’s CardioVascular business from May 2007 to November 2010. Prior to that he was Senior Vice President and President of Medtronic’s Vascular business from May 2004 to May 2007, Senior Vice President and President of Medtronic’s Neurological and Diabetes business, from February 2002 to May 2004, and President of Medtronic’s Neurological business from January 2000 to January 2002. He was Vice President and General Manager of Medtronic’s Drug Delivery business from 1995 to 2000. Prior to that, Mr. Ward led Medtronic’s Neurological Ventures in the successful development of new therapies. Mr. Ward serves on the boards of several private companies. Until April 2016, Mr. Ward was the Chairman of the Board of Creganna Medical.

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

Stephen J. Rempe, Chief Human Resources Officer. Mr. Rempe joined us as Vice President of Human Resources in May 2019 and was named Chief Human Resources Officer in July 2020. From January 2017 until April 2019, Mr. Rempe was Senior Vice President of Global Human Resources at Smiths Medical, and from May 2013 to December 2016, he was Vice President of Global Talent Management at Boston Scientific.

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

Item 1A. Risk Factors.

Risks Relating to Our Business and Operations

Outbreaks of contagious diseases, such as the novel coronavirus, COVID-19, may impact our business and operations, which could materially adversely affect our financial condition and results of operations.

We have experienced a disruption in procedures using our products and in our operations as a result of the COVID-19 outbreak in the United States and internationally. An outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic like COVID-19, could significantly disrupt our business. The effects of such an outbreak include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; legal actions threatened or commenced against us by employees, customers or others who allege that our actions or inactions relating to safety measures led to their exposure to COVID-19 or other personal injury; and adverse impacts on the national and global economies. Pandemics, such as the outbreak of COVID-19, will also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The United States and world economies could enter into periods of sustained recession or depression, which could materially adversely affect our business. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, and we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak or any other outbreak of a contagious disease on our financial condition and results.

We have a history of net losses and a short commercialization experience, and we may continue to incur losses.

We were profitable in fiscal 2018 but have incurred net losses in each prior fiscal year since our formation in 1989 and most recently in fiscal 2019 and 2020. For the years ended June 30, 2020, 2019, and 2018, we had net income (losses) of $(27.2) million, $(0.3) million, and $1.7 million, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $363.1 million. We expect to continue to incur significant expenses for sales and marketing, research and development, and manufacturing as we expand our product offering, launch our business in international markets, continue to commercialize the Peripheral OAS and the Coronary OAS and develop and commercialize future versions of the Peripheral OAS, the Coronary OAS, and any future products. Additionally, we expect that our general and administrative expenses will increase to support business growth. If we are unable to balance revenue growth and cost management, our operating losses may continue.

We may be unable to achieve or sustain revenue growth.

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

The Peripheral OAS, the Coronary OAS, and other products we develop or market now or in the future may never gain broad market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including:

•the actual and perceived effectiveness and reliability of our products;
•the prevalence and severity of any adverse patient events involving our products;
•the results of any clinical trials relating to use of our products;
•the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for conditions treated by our products;
•the degree to which treatments using our products are approved for reimbursement by public and private insurers;
•the degree to which physicians adopt our products;
•the extent to which we are successful in educating physicians about PAD and CAD in general and the existence and benefits of our products in particular;
•the strength of our marketing and distribution infrastructure;
•the level of education and awareness among physicians and hospitals concerning our products; and
•our reputation among physicians and hospitals.

Failure of our products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

Our customers may not be able to achieve adequate reimbursement for using the Peripheral OAS, the Coronary OAS or other products, which could affect the acceptance of our products and cause our business to suffer.

The availability of insurance coverage and reimbursement for newly approved medical devices and procedures is uncertain. The commercial success of our products is substantially dependent on whether third-party insurance coverage and reimbursement for the use of such products and related services are available. We expect our products to continue to be purchased by hospitals and other providers who will then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and private insurers, for the services provided to patients. While third-party payors are currently providing reimbursement for our products, we can give no assurance that these third-party payors will continue to provide adequate reimbursement for use of the Peripheral OAS, the Coronary OAS and our other products to permit hospitals and doctors to consider the products cost-effective for patients requiring treatment, or that current reimbursement levels for our products will continue. In addition, the overall amount of reimbursement available for PAD and CAD treatment could decrease in the future. For example, the American Medical Association CPT lower extremity revascularization codes will be subject to a review process commencing in October 2020, which could result in a decrease in the reimbursement available for certain of our products. Failure by hospitals and other users of our products to obtain sufficient reimbursement could cause our business to suffer.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement, and, as a result, they may not cover or provide adequate payment for use of our products. If the national or world economies suffer a prolonged recession or depression, the pressures on these payors to contain costs will be exacerbated. In order to position our products for acceptance by third-party payors, we may have to agree to lower prices than we might otherwise charge.

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

Because our technology is relatively new in the treatment of PAD and CAD, we have performed clinical trials only with limited patient populations. The long-term effects of using the Peripheral OAS and the Coronary OAS in a large number of patients have not been studied and the results of short-term clinical use of the Peripheral OAS or the Coronary OAS do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We are conducting and developing several clinical trials, and there are substantial risks and uncertainties involved in these trials. We must devote substantial resources to our clinical trials, clinical trials often take several years to develop and conduct, there are difficulties involved in locating sites and patients to participate in our clinical trials, and the results of every trial are uncertain until the trial is completed. Furthermore, our active and future clinical trials may take substantially longer than we anticipate to develop, enroll, conduct and complete. These uncertainties could adversely impact our financial results, our reputation and the reputation of our products. For example, enrollment in ECLIPSE was paused in March 2020 due to COVID-19, which will delay the completion of the trial and the publication of its results.

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

Our competitors may:

•develop and patent processes or products earlier than we will;
•obtain regulatory clearances or approvals for competing medical device products more rapidly than we will;
•market their products more effectively than we will;
•sell their products at lower prices than we do; or
•develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive.

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

We have been and are substantially dependent on the sales of the Peripheral OAS and the Coronary OAS and seek to diversify our product portfolio. We plan to add to our product portfolio through both internal development efforts and through acquisitions, distribution agreements, licensing transactions, manufacturing agreements and other strategic partnerships. We have several products in development, and we have also entered into distribution agreements for the sale of OrbusNeich products by us in the United States and the sale of our products in Japan by Medikit and in the rest of the world by OrbusNeich. New products may also include updated and improved versions of our existing products.

These new products and technologies may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, clinical trial requirements and results, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Development of new products may take substantially longer than we anticipate, or we may decide to cease development of a product. For example, in 2018 we entered into an agreement with Aerolase Corp. for the co-development of a new vascular laser device, but we ceased this development in fiscal 2020. We have also ceased or paused the development of certain other products. Moreover, in fiscal 2020, the COVID-19 pandemic and other factors caused delays in our product development efforts, which will cause delays in our ability to launch the affected products, if we are able to complete their development and launch them at all. Even if we successfully develop or introduce new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot provide certainty as to when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause our products or technologies to become obsolete, causing our revenues and operating results to suffer.

Growth in the office-based lab site of service for PAD procedures could adversely affect our business.

We have observed a shift in the number of PAD procedures that are performed in office-based labs (“OBLs”) in the United States as compared to PAD procedures performed in hospitals. These OBLs tend to have more price sensitivity than hospitals, as they are often established and managed by individual physicians and are subject to different reimbursement payments than hospitals. This price sensitivity has been, and may continue to be, heightened during periods of economic uncertainty, such as the COVID-19 pandemic and social unrest that began in the United States in 2020. As a result, our sales to OBLs could result in lower pricing than sales of similar products to hospitals. To the extent that the OBL site of service continues to grow, we may experience increasing pricing pressure and be forced to lower our prices in order to retain existing business and gain new business with OBL customers. We may not be able to increase the volumes of our products sold overall in order to offset any pricing pressure we experience in sales to OBLs, which would result in our revenues declining or not growing as fast as we anticipate, which would adversely affect our business.

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

We rely on third-party suppliers to provide us with certain components of our products and to provide key components or supplies to our customers for use with our products. We rely on single source suppliers for certain components of the Peripheral OAS and the Coronary OAS, including the diamond-grit-coated crown, and for our ViperSlide Lubricant. In some cases, we do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single source suppliers. Although we have entered into long-term supply agreements with Fresenius Kabi AB for the supply of ViperSlide and with Abrasive Technology, Inc. for the supply of the diamond-grit-coated crowns, there can be no assurance that these agreements will guarantee uninterrupted supply or that we will be able to renew these agreements on favorable terms, or at all. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers’ demands. These suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us.

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

Currently, substantially all of our revenues are in the United States. In fiscal 2018, commercial sales of certain of our products commenced in Japan, which became the first international market for our products, and in fiscal 2019, we commenced sales in certain countries in Southeast Asia, Europe and the Middle East under our distribution agreement with OrbusNeich. We continued to expand sales of our products into additional countries in these regions in fiscal 2020 and received country level approvals in Australia, New Zealand and other countries in Asia and Europe, with sales into these countries expected after fiscal 2020. Our ability to sell our products outside of the United States through our distributors is and will continue to be subject to foreign regulatory requirements, and we may incur substantial time and expense in seeking these approvals. Although our products have been cleared or approved by the FDA, regulatory authorities in other countries may not approve the same products for sale in their countries. Attempting to obtain these foreign approvals could result in significant delays and expenses for us and require additional clinical trials. We will be subject to substantial requirements relating to our international expansion, including differing regulatory, import, marketing and distribution requirements and different levels and structures of reimbursement and payment. There can be no guarantee that we will receive approval to sell our products in any additional countries or that any of our approvals will be maintained, nor can there be any guarantee that any sales would result even if such approval is received. We will be substantially reliant upon Medikit and OrbusNeich for our international sales, and any failure of such distributors to effectively sell our products could have a material adverse effect on our international efforts and harm our financial position. The COVID-19 pandemic has adversely affected the international markets and the ability of our distributors to grow the markets for our products in other countries. Travel restrictions and our inability to support new accounts will negatively impact our progress in international markets. In addition, we will incur substantial expenses in connection with international expansion, particularly with respect to our efforts to train physicians on the safe and effective use of our products. Our inability to successfully enter international markets and manage business on a global scale could negatively affect our financial results.

We are dependent on our senior management team and highly skilled personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, particularly Scott Ward, our Chairman, President and Chief Executive Officer, and other key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could prevent us from achieving our objectives of continuing to grow our company. We do not carry key person life insurance on any of our employees.

We have increased the size of our organization and may need to do so in the future, and we may experience difficulties managing growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We have significantly expanded the size of our organization over the past three years, particularly in the number of sales and marketing personnel, and may need to do so in the future. The growth we may experience in the future may provide challenges to our organization, requiring us to also rapidly expand other aspects of our business, including our manufacturing operations. Rapid expansion in personnel may result in less experienced people producing and selling our products, which could result in unanticipated costs and disruptions to our operations. In response to the COVID-19 pandemic, we froze our external hiring in order to manage our costs, which may limit our ability to grow and scale our business. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We may require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

In June 2020, we completed a public offering of 4,227,941 shares of our common stock, resulting in net proceeds to us, before expenses, of approximately $135.0 million. We may be dependent on additional financing to execute our business plan, particularly if the COVID-19 pandemic and social unrest that began in the United States in 2020 continue for a prolonged period of time and continue to negatively affect our business. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In the event we need or desire additional financing, we may be unable to obtain it by borrowing money in the credit markets or raising money in the capital markets. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

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

We lease our corporate headquarters and Texas manufacturing facility, which subjects us to ongoing payment obligations and compliance with certain covenants.

On March 30, 2017, we completed the sale of our corporate headquarters. In connection with such sale, we entered into a lease agreement for our corporate headquarters, which has an initial term of fifteen years, with four consecutive renewal options of five years each. Under this lease, we are obligated to pay a base annual rent in the first year of $1.6 million with annual escalations of 3%. We also recently renewed the lease for our manufacturing facility in Pearland, Texas for an additional five years and are in the process of determining the rent under the renewal term in accordance with the dispute resolution provisions of this lease due to a disagreement with the landlord regarding the prevailing market rate. If we are unable to make required rent payments or comply with the other covenants contained in the leases, the respective landlords could take certain actions against us, up to and including termination of the lease, which could have an adverse impact on our business, results of operations or financial conditions.

Our stock price is volatile and subject to significant fluctuations.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, medical device, biotechnology and other life sciences companies have historically been particularly volatile. Our common stock traded as low as $26.00 and as high as $55.22 per share during the 12-month period ended June 30, 2020. Factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•announcements of technological or medical innovations for the treatment of vascular disease;
•quarterly variations in our or our competitors’ results of operations;
•failure to meet estimates or recommendations by securities analysts who cover our stock;
•failure to meet our own financial estimates;
•accusations that we have violated a law or regulation;
•recalls of our products;
•significant litigation;
•sales of large blocks of our common stock, including sales by our executive officers or directors;
•changes in accounting principles;
•actual or anticipated changes in healthcare policy and reimbursement levels;
•developments relating to our competitors and markets;
•new issuances of our common or preferred stock;
•pandemic developments or social unrest in the markets in which we operate; and
•general market conditions and other factors, such as a recession or depression or other factors unrelated to our operating performance or the operating performance of our competitors.

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

On August 5, 2019, we completed the acquisition of the WIRION Embolic Protection System and may seek to acquire additional products, technologies, businesses or companies in the future. We may not be able to successfully integrate newly acquired products, technologies, businesses or companies into our operations, and the process of integration could be expensive and time consuming, and may strain our resources. Furthermore, we may not be successful in commercializing acquired products or technologies. Other risks associated with acquisitions may include:

•the business culture of the acquired business may not match well with our culture;
•technological and product synergies, economies of scale and cost reductions may not occur as expected;
•we may acquire or assume unexpected liabilities;
•we may fail to retain, motivate and integrate key management and other employees of the acquired business;
•higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations;
•we may experience problems in retaining suppliers or customers of the acquired business;
•we may not be able to effectively integrate internal control processes of the acquired business into our business; and
•we may not be able to operate acquired businesses profitably.

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

We received FDA 510(k) clearances in the United States for use of the Peripheral OAS as a therapy in patients with PAD, and we received PMA to use the Coronary OAS as a therapy in patients with severely calcified CAD. These clearances and approvals restrict our ability to market or advertise the Peripheral OAS and the Coronary OAS beyond these uses and, as such, could limit our growth.

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

We are also selling, and seeking to sell, our current and future products in other countries, which have their own requirements for the development, approval and sale of products in their countries. There is no assurance we will be able to obtain or maintain approvals in other countries for the sale of our products, and failure to comply with applicable foreign laws and regulations may result in seizures, injunctions or other types of enforcement actions and the inability of our products to be sold.

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

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. For example, since commercialization of the Peripheral OAS, we have had instances of recalls, including a recall of our OAS saline infusion pump in April 2017. Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.

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

•warning or other letters from the FDA;
•fines, injunctions and civil penalties;
•product recall or seizure;
•unanticipated expenditures;
•delays in clearing or approving or refusal to clear or approve products;
•withdrawal or suspension of approval or clearance by the FDA or other regulatory bodies;
•orders for physician notification or device repair, replacement or refund;
•operating restrictions, partial suspension or total shutdown of production or clinical trials; and
•criminal prosecution.

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

On June 28, 2016, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires that we maintain our existing compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including establishment of specific procedures and requirements regarding consulting activities, co-marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs. Maintaining the broad array of processes, policies and procedures necessary to comply with the Corporate Integrity Agreement will require a significant portion of management’s attention and the application of significant resources. The costs associated with implementation of and compliance with the Corporate Integrity Agreement could be substantial and may be greater than we currently anticipate. As of August 2020, we have completed four years of the term of the Corporate Integrity Agreement and have had no violations of it. Nevertheless, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the Corporate Integrity Agreement. In the event of a breach of the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our business, revenues, earnings and cash flows.

Our international expansion subjects us to increased legal and regulatory requirements, which could have a material effect on our business.

In February 2018, Medikit, our exclusive distributor in Japan, commenced sales of our Coronary OAS Micro Crown, and, in July 2018, we entered into an exclusive distribution agreement with OrbusNeich to sell our Peripheral and Coronary OAS outside of the United States and Japan. Sales by OrbusNeich commenced in certain countries in Southeast Asia, Europe and the Middle East in fiscal 2019, with additional countries added in fiscal 2020. Movement into these and other international markets subjects us and our products to different and increased laws and regulations, including foreign medical device regulations; tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as in the United States; increased financial accounting and reporting burdens and complexities; import and export laws; privacy laws such as the European General Data Protection Regulation; and the Foreign Corrupt Practices Act and similar anti-corruption laws. Although we have and will continue to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, as well as those companies to which we will outsource certain aspects of our business operations, including those based in foreign countries where practices that violate such U.S. laws may be customary, will comply with our internal policies. Medikit and OrbusNeich may appoint sub-distributors of our products and we will have limited ability to control the actions of these sub-distributors, but we may be held responsible by governmental authorities for the actions of these sub-distributors. We will incur additional compliance costs associated with global operations, and any alleged or actual violations of these laws and regulations could subject us to government scrutiny, severe criminal or civil fines, sanctions and other liabilities, and prohibitions on business conduct, and could negatively affect our business, reputation, operating results, and financial condition. Furthermore, geopolitical developments in international markets, such as the recent unrest and political developments in Hong Kong, where OrbusNeich is headquartered, could have a negative effect on the ability or us or our distributors to operate and sell our products or disrupt the supply chain for our suppliers and products, all of which would negatively affect our business.

New regulatory requirements will impose additional burdens on us, and our business could be adversely affected if we are unable to satisfy all applicable new requirements in a timely fashion.

New regulations impacting our products are periodically adopted. These regulations may require us to change our existing product designs in order to continue marketing our products, which could result in increased expenditures and in risks that we may be unable to successfully change our designs to satisfy the new requirements. For example, the new EU MDR will come into effect in May 2021. We have taken steps to ensure our compliance with EU MDR but we could experience unforeseen delays, which could delay or prevent our ability to sell products in the European market. Any delays in selling our products resulting from non-compliance with EU MDR and other new regulatory requirements could have a material adverse effect on our business.

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

The U.S. federal government has implemented tariffs on certain products imported into the United States from China, and the Chinese government has responded with retaliatory tariffs on certain products, including medical devices, exported from the United States to China. The Trump Administration has also threatened to impose tariffs with respect to goods imported from other countries. In addition, changes by the U.S. government to the status of Hong Kong, where OrbusNeich is headquartered, which will subject Hong Kong to the same economic policy barriers as mainland China, could negatively affect the pricing and supply chain of products sold to and purchased from OrbusNeich, which could make it more difficult to expand the sales of these products and negatively affect our financial results. We cannot predict whether the United States will implement additional trade restrictions with respect to China or other countries and how such countries would respond to such trade restrictions. If these tariffs continue or are expanded, they would make it more difficult to sell our products in China or other markets outside of the United States, if we seek to expand into the Chinese or other markets in the future, and they may increase the costs of procuring component parts for our products from China or other countries. Restrictive trade policies may also harm the United States and global economies generally, which would adversely affect our business in a variety of ways, including reducing the market for our products, causing a downturn in the trading price of our common stock, and restricting access to credit if we seek it for future growth.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our principal executive offices are located in our headquarters, a 125,000 square foot facility in St. Paul, Minnesota, which contains dedicated research and development, training and education, and manufacturing facilities, and our central administrative offices. In March 2017, we sold this facility and entered into an agreement to lease the facility through March 2032.

In September 2009, we entered into an agreement to lease a 46,000 square foot production facility in Pearland, Texas. In July 2020, we renewed this lease for an additional five year term that will expire in April 2026. This facility primarily accommodates additional manufacturing activities.

We believe that our current facilities are adequate for our current and anticipated future needs for the foreseeable future.

Item 3.    Legal Proceedings.

None.

Item 4.     Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We trade on the Nasdaq Global Select Market under the symbol “CSII.” The number of record holders of our common stock on August 14, 2020 was approximately 90. No cash dividends have been previously paid on our common stock and none are anticipated during the year ending June 30, 2021.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents the information with respect to purchases made by us of our common stock during the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 to April 30, 2020	—	—	N/A	N/A
May 1 to May 31, 2020(1)	1,553	$37.50	N/A	N/A
June 1 to June 30, 2020	—	—	N/A	N/A
	1,553	$37.50
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

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock (“CSII”) with the return of the Standard & Poor’s 500 Stock Index (“S&P”) and the S&P Health Care Index (“S&P HC”) from June 30, 2015 through June 30, 2020. The comparisons assume $100 was invested on June 30, 2015 in our common stock, the S&P 500 Stock Index and the S&P Health Care Index and also assumes that any dividends are reinvested. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance.

Item 6.  Selected Financial Data.

Five-Year Selected Financial Data
(in thousands, except per share amounts)

	2020	2019	2018	2017	2016
SUMMARY OF OPERATIONS FOR THE FISCAL YEAR:
Net revenues	$236,545	$248,017	$217,043	$204,906	$178,184
Income (loss) from operations	$(26,772)	$(825)	$2,234	$(1,542)	$(56,077)
Net income (loss)	$(27,236)	$(255)	$1,712	$(1,792)	$(56,024)
Basic and diluted earnings per share	$(0.79)	$(0.01)	$0.05	$(0.06)	$(1.72)
Cash dividends declared per share	$—	$—	$—	$—	$—

FINANCIAL POSITION AT YEAR END:
Total assets	$339,519	$218,577	$203,352	$193,940	$142,406
Total long-term liabilities	$26,221	$28,288	$31,422	$34,459	$6,010
Stockholders’ equity	$268,792	$147,944	$134,470	$118,389	$100,897

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

In October 2014, we received CE Mark for our Stealth 360 Peripheral OAS, and in fiscal 2019, we commenced sales of this product in certain countries in Southeast Asia, Europe and the Middle East and of our Coronary OAS in Southeast Asia and the Middle East. We continued to expand sales of our products into additional countries in these regions in fiscal 2020 and received country level approvals in Australia, New Zealand and other countries in Asia and Europe, with sales into these countries expected after fiscal 2020. Sales of our products in the rest of the world are made through our exclusive international distributor, OrbusNeich®.

Impact of COVID-19
Refer to Part I, Item 1 of this Form 10-K for a discussion of the impact of the COVID-19 pandemic on our business.

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

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. With the COVID-19 pandemic in fiscal 2020, we did not experience this same pattern of seasonality due to the significant decrease in procedure volumes in the quarter ended June 30, and we cannot be certain if this pattern will resume in the future.

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

Research and Development Expenses.    Research and development expenses include costs associated with the design, development, testing, enhancement and regulatory approval of our products. Research and development expenses include employee compensation, including stock-based compensation, supplies and materials, patent expenses, write-offs of capitalized patent costs, consulting expenses, travel expenses and facilities overhead. We also incur significant expenses to operate clinical trials, including trial design, third-party fees, clinical site reimbursement, data management and travel expenses. All research and development expenses are expensed as incurred.

Other (Income) and Expense, Net.    Other (income) and expense, net primarily includes interest expense from amounts owed under the lease of our headquarters facility and interest income from money market funds and other investments in marketable securities.

Net Operating Loss Carryforwards.    We have established valuation allowances to fully offset our deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred assets, particularly in light of our historical losses. The future use of net operating loss carryforwards is dependent on us attaining profitable operations and will be limited in any one year under Internal Revenue Code Section 382 due to significant ownership changes (as defined in Section 382) resulting from our equity financings. At June 30, 2020, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $296.4 million, which will expire at various dates through fiscal 2037.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, deferred revenue, stock-based compensation and legal proceedings are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, valuation specialists, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. For example, we have been impacted by the outbreak of COVID-19. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on our customers and markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods. Therefore, actual results may materially differ from these estimates.

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

Revenue Recognition.   We sell our peripheral and coronary products to customers through a direct sales force in the United States and through distributors internationally. We have no material concentration of credit risk or significant payment terms extended to customers for periods in excess of one year and, therefore, we do not adjust the promised amount of consideration for the effects of a significant financing component. Sales, use, value-added, and other excise taxes are not recognized in revenue. We have elected to present revenue net of sales taxes and other similar taxes.

Performance Obligations

The majority of our revenues are from customer arrangements containing a single performance obligation to transfer control of peripheral and coronary products, and thus revenue is recognized at a point in time when control is transferred to customers. This generally occurs upon shipment or upon delivery to the customer site, based on the contract terms. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Stock-Based Compensation.    We have stock-based compensation plans that include nonvested share awards and stock options and an employee stock purchase plan. We determine the fair value of nonvested share awards with market conditions using the Monte Carlo simulation. Fair value of nonvested share awards that vest based upon performance or time conditions is determined by the closing market price of our stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest. Fair value of shares purchased under the employee stock purchase plan is estimated on the grant date, which is the first date in the six-month purchase period. Stock-compensation expense is recognized over the purchase period based on the anticipated amount of shares to be purchased. Management’s key assumptions are developed with input from independent third-party valuation specialists. During the years ended June 30, 2020, 2019 and 2018, we recorded stock-based compensation expense of $13.6 million, $11.3 million, and $10.3 million, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods:

Comparison of Fiscal Year Ended June 30, 2020 with Fiscal Year Ended June 30, 2019

	Year Ended June 30,
	2020	2019	Change	Percent Change
Net revenues	$236,545	$248,017	$(11,472)	(4.6)%
Cost of goods sold	48,759	47,680	1,079	2.3
Gross profit	187,786	200,337	(12,551)	(6.3)
Gross margin	79.4%	80.8%	(1.4)%	(1.7)
Expenses:
Selling, general and administrative	169,969	167,700	2,269	1.4
Research and development	43,355	33,166	10,189	30.7
Amortization of intangible assets	1,234	296	938	316.9
Total expenses	214,558	201,162	13,396	6.7
(Loss) income from operations	(26,772)	(825)	(25,947)	3,145.1
Other (income) and expense, net	233	(760)	993	(130.7)
(Loss) income before income taxes	(27,005)	(65)	(26,940)	41,446.2
Provision for income taxes	231	190	41	21.6
Net (loss) income	$(27,236)	$(255)	$(26,981)	10,580.8

Net Revenues.    Net revenues decreased by $11.5 million, or 4.6%, from $248.0 million for the year ended June 30, 2019 to $236.5 million for the year ended June 30, 2020. This year-over-year revenue decrease occurred starting late in our fiscal third quarter and throughout our fiscal fourth quarter due to decreased procedure volume as a result of the COVID-19 pandemic. Prior to the COVID-19 outbreak, we were experiencing both peripheral and coronary revenue increases driven by higher unit volumes as a result of growth of our customer base, increased usage per account, expansion into new international markets and new product offerings such as balloons, guidewires, and catheters, partially offset by lower average selling prices. Revenues from our peripheral products decreased $12.5 million, or 7.0%, due to the impact of COVID-19, partially offset by volume growth in the office-based lab site of service. Revenues from our coronary products increased by approximately $1.0 million, or 1.5%, due to an increase in customer accounts, international expansion, and additional product offerings in the coronary space. These coronary revenue drivers were almost fully offset by the impact of COVID-19. In fiscal 2020, we also had $10.5 million of revenue from international sales of our OAS and related products, compared to $7.9 million of revenue in the prior fiscal year.

In the near-term, we expect our revenue to continue to be adversely impacted by the COVID-19 pandemic. While we cannot be certain when the pandemic will subside, we expect our revenue to resume growing when it does. We expect this revenue growth to be driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products such as the Sapphire balloons, Teleport Microcatheter, and ViperWire with Flex Tip; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold.    Cost of goods sold increased 2.3%, from $47.7 million for the year ended June 30, 2019 to $48.8 million for the year ended June 30, 2020. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes of OAS sold to the office-based lab site of service and international markets, as well as interventional support products. These products also carry a lower gross margin profile, as gross margin decreased to 79.4% for the year ended June 30, 2020 from 80.8% for the year ended June 30, 2019. Cost of goods sold for the years ended June 30, 2020 and 2019 includes $626,000 and $346,000, respectively, for stock-based compensation. We expect that gross margin for the year ending June 30, 2021 will decrease slightly compared to the year ended June 30, 2020, as we continue to feel the effects of the COVID-19 pandemic and expect to continue experiencing an increasing amount of revenue from lower margin products and international markets. We cannot be certain when the COVID-19 pandemic will subside. If the pandemic continues longer than anticipated or we experience lingering factors previously described leading to depressed unit volumes, this would negatively impact gross margin in the form of higher unit costs. Quarterly gross margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses increased by $2.3 million, or 1.4%, from $167.7 million for the year ended June 30, 2019 to $170.0 million for the year ended June 30, 2020. The increase was primarily due to the expansion of clinical specialists in our sales organization, investments in medical education to support international expansion, increased stock-based compensation and increased bad debt expense. These increases were partially offset by reduced sales commissions earned due to lower revenues and lower travel-related expenditures as a result of COVID-19. Selling, general, and administrative expenses for the years ended June 30, 2020 and 2019 include $11.3 million and $9.6 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase slightly as revenue grows in fiscal 2021, but at a rate less than the rate of revenue growth.

Research and Development Expenses.    Research and development expenses increased by $10.2 million, or 30.7%, from $33.2 million for the year ended June 30, 2019 to $43.4 million for the year ended June 30, 2020. Research and development expenses relate to the specific programs to develop new products or expand into new markets, such as the development of new versions of and support products for our Peripheral and Coronary OAS, as well as PAD and CAD clinical studies. The increase was primarily due to increased activity on new development projects, including our percutaneous ventricular assist device and the ECLIPSE clinical trial. ECLIPSE expenses were partially offset by the pause in enrollment in the trial brought on by COVID-19, which lowered costs in the latter half of the year. In fiscal 2020 research and development expenses also include $4.2 million of charges related to patents within our product portfolio and pipeline that are no longer tied to current or future commercial activities. Research and development expenses for the years ended June 30, 2020 and 2019 include $1.7 million and $1.3 million, respectively, for stock-based compensation. We generally expect to incur a similar amount of research and development expenses in fiscal 2021 as was incurred for the year ended June 30, 2020, as we expect to resume enrollment in the ECLIPSE clinical trial and make further investments in expanding our product portfolio. Fluctuations could occur based on the number of projects and studies, the timing of expenditures and further delays brought on by COVID-19.

Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a comparative discussion of our financial results for the fiscal year ended June 30, 2019 as compared with the fiscal year ended June 30, 2018.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” Reconciliations of this non-GAAP measure to the most comparable U.S. GAAP measure for the respective periods can be found in the following tables. In addition, an explanation of the manner in which our management uses this measure to conduct and evaluate our business, the economic substance behind our management's decision to use this measure, the substantive reasons why our management believes that this measure provides useful information to investors, the material limitations associated with the use of this measure and the manner in which our management compensates for those limitations is included following the reconciliation table.

	Year Ended June 30,
	2020	2019
Net (loss) income	$(27,236)	$(255)
Less: Other (income) and expense, net	233	(760)
Less: Provision for income taxes	231	190
(Loss) income from operations	(26,772)	(825)
Add: Stock-based compensation	13,612	11,266
Add: Depreciation and amortization	4,179	3,446
Adjusted EBITDA	$(8,981)	$13,887

Adjusted EBITDA declined as compared to the prior year due to the increased loss from operations.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by depreciation and amortization expense and stock-based compensation. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results. Additionally, our management is partially evaluated on the basis of Adjusted EBITDA when determining achievement of their incentive compensation performance targets. Management does not use this Adjusted EBITDA measure as a liquidity measure or in the calculation of our financial covenants under the revolving credit facility with Silicon Valley Bank.

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

The following is an explanation of each of the items that management excluded from Adjusted EBITDA and the reasons for excluding each of these individual items:

•Stock-based compensation. We exclude stock-based compensation expense from our non-GAAP financial measures primarily because such expense, while constituting an ongoing and recurring expense, is not an expense that requires cash settlement. Our management believes that excluding this item from our non-GAAP results is useful to investors to understand the application of stock-based compensation guidance and its impact on our operational performance, liquidity and ability to make additional investments in our company, and it allows for greater transparency to certain line items in our financial statements.
•Depreciation and amortization expense. We exclude depreciation and amortization expense from our non-GAAP financial measures primarily because such expenses, while constituting ongoing and recurring expenses, are not expenses that require cash settlement and are not used by our management to assess the core profitability of our business operations. Our management also believes that excluding these items from our non-GAAP results is useful to investors to understand our operational performance, liquidity and ability to make additional investments in our company.

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

We provide detailed reconciliations of each non-GAAP measure to its most directly comparable GAAP measure. We encourage investors to review these reconciliations. We qualify our use of non-GAAP financial measures with cautionary statements as set forth above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $185.5 million and $74.2 million at June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $363.1 million. The increase in cash and cash equivalents is primarily attributable to our public offering of 4,227,941 shares of common stock, which occurred in June 2020 and resulted in net proceeds to us, before expenses, of approximately $135.0 million.

A summary of our cash flow activities is as follows:

	Year Ended June 30,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(12,765)	$10,208	$9,674
Net cash used in investing activities	(8,669)	(54,352)	(5,095)
Net cash provided by financing activities	132,660	2,121	3,769
Net change in cash and cash equivalents	$111,226	$(42,023)	$8,348

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $12.8 million for the year ended June 30, 2020, largely driven by our net loss of $27.2 million. The outbreak of the COVID-19 pandemic has significantly impacted our revenues, which has adversely affected our cash flows from operations. Operating cash flows were less than our net loss due to the impact of non-cash expense items such as stock-based compensation, depreciation and amortization, and patent cost write-offs. Operating cash flows were also impacted by changes in working capital accounts, which were largely driven by the impact of COVID-19 on our operations. These include reduced accounts receivable and higher inventories as of June 30, 2020 as a result of lower sales volumes in our fiscal fourth quarter.

Net cash provided by operating activities was $10.2 million for the year ended June 30, 2019, primarily due to positive cash flow when the net loss of $255,000 is adjusted for non-cash expenditures such as stock-based compensation and depreciation and amortization. Contributing to positive cash flows from operations was the timing of cash payments on payables, as well as increased accrued liabilities associated with higher accruals for incentive compensation and commissions. These positive cash flows were partially offset by the timing of collections on receivables, increased use of cash as we built inventory and diversified our products, and the effects of recognizing previously deferred revenue.

Investing Activities

Net cash used in investing activities was $8.7 million for the year ended June 30, 2020, primarily due to cash paid of $5.7 million for our asset acquisition of the WIRION embolic protection system and investments in property and equipment of $3.4 million. Cash used in investing activities was partially offset by cash provided from maturities and sales of marketable securities slightly outweighing cash used for purchases of marketable securities.

Net cash used in investing activities was $54.4 million for the year ended June 30, 2019, primarily due to purchases of available-for-sale debt securities made with our excess cash balance. Also contributing to cash flows used in investing activities was a combined $3.6 million related to capital expenditures and patent costs and an additional $3.1 million equity investment.

Financing Activities

Net cash provided by financing activities was $132.7 million for the year ended June 30, 2020, primarily from net proceeds of $135.0 million received from our offering of common stock and $4.1 million from the employee stock purchase plan. These amounts were partially offset by $6.3 million of payroll tax payments we made on behalf of our employees associated with the vesting of employee restricted stock.

Net cash provided by financing activities was $2.1 million for the year ended June 30, 2019, primarily from proceeds of $3.8 million from the employee stock purchase plan and a small amount of cash proceeds from stock option exercises. These amounts were partially offset by $1.8 million of payroll tax payments we made on behalf of our employees associated with the vesting of employee restricted stock.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the current COVID-19 outbreak. As discussed in Part I, Item 1 of this Form 10-K, the total impact of disruptions from COVID-19 will have a material impact on our financial condition and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak on our condition and results. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of June 30, 2020, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Revolving Credit Facility

In March 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, we entered into the First Amendment to the Loan Agreement (the “Amendment”). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the “Revolver”) to $50.0 million (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 3% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Amendment (the “Amended Loan Agreement”), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and no amounts are outstanding as of June 30, 2020. We currently do not have plans of borrowing under the Amended Loan Agreement.

Contractual Cash Obligations.  Our contractual obligations and commercial commitments as of June 30, 2020 are summarized below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$439	$392	$47	$2	$—
Financing obligation(2)	24,948	1,803	3,770	3,999	15,376
Purchase commitments(3)	29,763	29,763	—	—	—
Other(4)	5,715	3,627	2,088	—	—
Total	$60,865	$35,616	$5,874	$3,999	$15,376
(1)The amounts represent future minimum payments under a non-cancellable operating lease for our Texas production facility along with equipment leases.
(2)The amounts represent future minimum payments under the capital lease related to the sale leaseback of our Minnesota headquarters facility.
(3)The amount represents open purchase orders as of June 30, 2020.
(4)Other includes service agreements and an equity investment partnership agreement.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $711,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-K and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) the expectation of selling our products, including recently approved products, future products and products we distribute, domestically and internationally in the future, the timing and structure of our plans to do so, and the specific countries and products to be sold, either by us or through distributors; (ii) our strategy; (iii) the competitive benefits of our products; (iv) potential strategic acquisitions and partnerships; (v) the expected timing of the manufacturing transfer and commercialization of the WIRION system; (vi) our products in development; (vii) seasonality in our business; (viii) reimbursement of our products; (ix) our intention to expand our product portfolio through internal development and external relationships; (x) our plan to balance revenue growth with a pathway to profitability and positive cash flow; (xi) our current and anticipated clinical studies, including the results and timing of such studies; (xii) our expectation that our revenue will be impacted by COVID-19 in the short term but will increase over time; (xiii) our expectation of increased selling, general and administrative expenses and the rate of such growth; (xiv) our expectation that gross margin in fiscal 2021 will decrease slightly compared to fiscal 2020 due to the continued impact of COVID-19; (xv) our expectation that our current facilities will be adequate for the foreseeable future; (xvi) our plans to continue to expand our sales and marketing efforts as well as our product portfolio and clinical studies; (xvii) our intention to file additional patents and our efforts to protect our intellectual property; (xviii) our expectation that we will incur research and development expenses in fiscal 2021 similar to amounts incurred for fiscal 2020; (xix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xx) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xxi) our dividend expectations; (xxii) our ability to obtain regulatory approvals to market our products; (xxiii) our plan not to borrow under our loan and security agreement; (xxiv) the anticipated impact of adoption of recent accounting pronouncements on our financial statements; and (xxv) our overall expectations regarding the impact of COVID-19 on our financial condition and results of operations.

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

These factors include the ongoing COVID-19 pandemic; regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of OrbusNeich to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; unanticipated developments during the manufacturing transfer process for the WIRION system; and general economic conditions.

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

Our cash and cash equivalents as of June 30, 2020 include liquid money market accounts. Additionally, we have certain available-for-sale debt securities. See Notes 1 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on these available-for-sale debt securities. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cardiovascular Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cardiovascular Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Performance-Based Restricted Stock Awards with Market Conditions

As described in Notes 1 and 8 to the consolidated financial statements, the Company granted performance-based restricted stock awards with market conditions that vest based on the Company’s total shareholder return relative to total shareholder return of a peer group, as measured by the closing prices of the stock of the Company and its peer group for the period as defined in the award agreement, which resulted in the Company recognizing stock-based compensation expense of $4.6 million for the year ended June 30, 2020. With the assistance of a specialist, management determined the fair value of the performance-based restricted stock awards with market conditions using the Monte Carlo simulation model.

The principal considerations for our determination that performing procedures relating to performance-based restricted stock awards with market conditions is a critical audit matter are the significant judgment by management, including the use of a specialist, to determine the fair value of these stock awards using the Monte Carlo simulation model, which in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the valuation of the stock awards; and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the performance-based restricted stock awards with market conditions, including management’s method and data. These procedures also included, among others, developing an independent estimate of the fair value of a sample of performance-based restricted stock awards with market conditions and comparing to management’s estimate to evaluate the reasonableness of the estimate. The independent estimate was calculated by (i) developing an independent Monte Carlo simulation model of the Company’s expected total shareholder return relative to total shareholder return of a peer group as defined in the award agreement and (ii) testing the completeness and accuracy of historical stock prices and volatilities of the Company and the peer group data used in the Monte Carlo simulation model by utilizing data obtained from an independent third-party source. Professionals with specialized skill and knowledge were used to assist in developing the independent Monte Carlo simulation model and evaluating the audit evidence.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 20, 2020

We have served as the Company’s auditor since at least 2003, which includes periods before the Company became subject to SEC reporting requirements.

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)

	June 30, 2020	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$185,463	$74,237
Marketable securities	46,691	48,435
Accounts receivable, net	25,212	36,015
Inventories	27,706	18,058
Prepaid expenses and other current assets	2,617	3,330
Total current assets	287,689	180,075
Property and equipment, net	27,810	27,324
Intangible assets, net	16,606	5,105
Other assets	7,414	6,073
Total assets	$339,519	$218,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	11,539	11,194
Accrued expenses	31,100	29,387
Deferred revenue	1,867	1,764
Total current liabilities	44,506	42,345
Long-term liabilities
Financing obligation	20,818	20,972
Deferred revenue	4,707	6,541
Other liabilities	696	775
Total liabilities	70,727	70,633
Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 39,675,865 at June 30, 2020 and 34,934,569 at June 30, 2019	39	34
Additional paid in capital	631,559	477,368
Accumulated other comprehensive income	269	78
Accumulated deficit	(363,075)	(329,536)
Total stockholders’ equity	268,792	147,944
Total liabilities and stockholders’ equity	$339,519	$218,577

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2020	2019	2018
Net revenues	$236,545	$248,017	$217,043
Cost of goods sold	48,759	47,680	39,484
Gross profit	187,786	200,337	177,559
Expenses:
Selling, general and administrative	169,969	167,700	148,569
Research and development	43,355	33,166	26,552
Amortization of intangible assets	1,234	296	204
Total expenses	214,558	201,162	175,325
(Loss) income from operations	(26,772)	(825)	2,234
Other (income) expense, net:
Interest expense	1,973	1,684	1,717
Interest income and other, net	(1,740)	(2,444)	(1,327)
Total other (income) expense, net	233	(760)	390
(Loss) income before income taxes	(27,005)	(65)	1,844
Provision for income taxes	231	190	132
Net (loss) income	$(27,236)	$(255)	$1,712

Basic earnings per share	$(0.79)	$(0.01)	$0.05
Diluted earnings per share	$(0.79)	$(0.01)	$0.05

Basic weighted average shares outstanding	34,275,957	33,535,759	33,145,140
Diluted weighted average shares outstanding	34,275,957	33,535,759	33,614,260

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2020	2019	2018
Net (loss) income	$(27,236)	$(255)	$1,712
Other comprehensive income:
Unrealized gain on available-for-sale securities	191	78	35
Adjustment for net gain realized and included in interest income and other, net	—	—	(34)
Total change in unrealized gain on available for sale securities	191	78	1
Comprehensive (loss) income	$(27,045)	$(177)	$1,713

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share and share amounts)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2017	$33	$447,559	$100	$(329,303)	$118,389
Stock-based compensation related to restricted stock awards, net	—	9,546	—	—	9,546
Exercise of stock options at $7.90-$12.15 per share	—	514	—	—	514
Employee stock purchase plan activity	—	4,308	—	—	4,308
Unrealized gain on marketable securities	—	—	35	—	35
Net gain reclassified from accumulated other comprehensive income	—	—	(34)	—	(34)
Net income	—	—	—	1,712	1,712
Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	1	10,355	—	—	10,356
Shares withheld for payroll taxes	—	—	—	(1,791)	(1,791)
Exercise of stock options at $8.75 per share	—	196	—	—	196
Employee stock purchase plan activity	—	4,890	—	—	4,890
Unrealized gain on available-for-sale debt securities	—	—	78	—	78
Net loss	—	—	—	(255)	(255)
Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Proceeds from offering of common stock	5	134,974	—	—	134,979
Stock-based compensation related to restricted stock awards, net	—	12,677	—	—	12,677
Shares withheld for payroll taxes	—	—	—	(6,303)	(6,303)
Employee stock purchase plan activity	—	5,194	—	—	5,194
Unrealized gain on available-for-sale debt securities	—	—	191	—	191
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(27,236)	(27,236)
Balances at June 30, 2020	$39	$631,559	$269	$(363,075)	$268,792
The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(27,236)	$(255)	$1,712
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	2,945	3,150	3,730
Amortization of intangible assets	1,234	296	204
Provision for (recovery of) doubtful accounts (including note receivable)	1,300	125	(225)
Write-off of patent costs	4,206	800	497
Stock-based compensation	13,612	11,266	10,302
Accretion of discount on marketable securities	(109)	(55)	—
Loss on disposal of property and equipment and other	170	42	16
Changes in assets and liabilities
Accounts receivable	9,503	(4,915)	(2,878)
Inventories	(9,648)	(1,453)	292
Prepaid expenses and other assets	1,319	(393)	2,308
Accounts payable	576	566	104
Accrued expenses and other liabilities	(8,906)	2,918	(6,577)
Deferred revenue	(1,731)	(1,884)	189
Net cash (used in) provided by operating activities	(12,765)	10,208	9,674
Cash flows from investing activities
Expenditures for property and equipment	(3,369)	(2,665)	(1,956)
Acquisitions	(5,741)	—	—
Purchases of long-term investments	(750)	(3,055)	(2,538)
Purchases of marketable securities	(38,782)	(47,892)	—
Sales of marketable securities	7,290	150	194
Maturities of marketable securities	33,400	—	—
Costs incurred in connection with patents	(717)	(890)	(1,113)
Proceeds from convertible note receivable	—	—	318
Net cash used in investing activities	(8,669)	(54,352)	(5,095)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	4,076	3,752	3,242
Payment of employee taxes related to vested restricted stock	(6,303)	(1,791)	—
Exercise of stock options	—	196	513
Net proceeds from offering of common stock	134,979	—	—
Principal payments made on financing obligation	(92)	(36)	14
Net cash provided by financing activities	132,660	2,121	3,769
Net change in cash and cash equivalents	111,226	(42,023)	8,348
Cash and cash equivalents
Beginning of period	74,237	116,260	107,912
End of period	$185,463	$74,237	$116,260
Supplemental cash flow information
Interest paid	$1,659	$1,684	$1,717
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

Marketable Securities

The Company’s marketable securities consist predominately of available-for-sale debt securities and were valued in accordance with the fair value measurement guidance. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity as accumulated other comprehensive income, net of tax. Realized gains and losses, if any, are calculated on the specific identification method and are included in interest and other, net in the consolidated statements of operations. Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

Available-for-sale debt securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported in equity as accumulated other comprehensive income.

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

The following table shows the allowance for doubtful accounts activity:

Amount
Balance at June 30, 2017	$864
Provision for doubtful accounts	125
Write-offs	(189)
Balance at June 30, 2018	800
Provision for doubtful accounts	125
Write-offs	(312)
Balance at June 30, 2019	613
Provision for doubtful accounts	1,300
Write-offs	(154)
Balance at June 30, 2020	$1,759

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

The Company leases its Texas manufacturing facility under an operating lease agreement. In July 2020, the Company exercised its option to extend the term of this lease agreement by for an additional five year term that expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

Financing Obligation

In March 2017, the Company entered into an agreement to lease its Minnesota headquarters facility. The lease agreement has an initial term of 15 years, with four consecutive renewal options of five years each at the Company’s option. As the lease terms resulted in a capital lease classification, the Company accounted for the sale and leaseback of this facility as a financing transaction where the assets remain on the Company’s balance sheet and a financing obligation was recorded for $20,944. As lease payments are made, they will be allocated between interest expense and a reduction of the financing obligation, resulting in a value of the financing obligation that is equivalent to the net book value of the assets at the end of the lease term. At the end of the lease (including any renewal option terms), the Company will remove the assets and financing obligation from its balance sheet. This transaction did not qualify for sale leaseback accounting upon adoption of ASC 842 and continues to be accounted for as a financing obligation.

Revenue Recognition

Effective July 1, 2018, the Company adopted ASC Topic 606 - Revenue from Contracts with Customers using the modified retrospective adoption method. Adoption did not have a material impact on the Company’s financial statements.

The Company sells its peripheral and coronary products to customers through a direct sales force in the United States and through distributors internationally and has no material concentration of credit risk or significant payment terms extended to customers for periods in excess of one year and, therefore, the Company does not adjust the promised amount of consideration for the effects of a significant financing component. Sales, use, value-added, and other excise taxes are not recognized in revenue. The Company has elected to present revenue net of sales taxes and other similar taxes.

Performance Obligations

The majority of the Company’s revenues are from customer arrangements containing a single performance obligation to transfer control of peripheral and coronary products, and thus revenue is recognized at a point in time when control is transferred to customers. This generally occurs upon shipment or upon delivery to the customer site, based on the contract terms. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Warranty Costs

The Company provides its customers with the right to receive a replacement if a product is determined to be defective at the time of shipment. Warranty reserve provisions are estimated based on Company experience, volume, and expected warranty claims. Warranty reserve, provisions and claims were as follows:

Amount
Balance at June 30, 2017	$517
Provision	328
Claims	(713)
Balance at June 30, 2018	132
Provision	502
Claims	(501)
Balance at June 30, 2019	133
Provision	430
Claims	(454)
Balance at June 30, 2020	$109

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

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing, enhancement and regulatory approval of the Company’s products. Research and development expenses include employee compensation (including stock-based compensation), supplies and materials, consulting expenses, patent expenses, write-offs of capitalized patent costs, travel and facilities overhead. The Company also incurs significant expenses to operate clinical trials, including trial design, third-party fees, clinical site reimbursement, data management and travel expenses. Research and development expenses are expensed as incurred.

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

The Company believes that its credit risk related to marketable securities is limited due to the adherence to an investment policy and that credit risk related to accounts receivable is limited due to a large customer base.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities
Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 Inputs — unobservable inputs for which there is little or no market data available

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments.

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	June 30,
	2020	2019
Accounts receivable	$26,971	$36,628
Less: Allowance for doubtful accounts	(1,759)	(613)
Accounts receivable, net	$25,212	$36,015

Inventories

Inventories consist of the following:

	June 30,
	2020	2019
Raw materials	$8,508	$5,547
Work in process	2,637	1,415
Finished goods	16,561	11,096
Inventories	$27,706	$18,058

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net

Property and equipment consists of the following:

	June 30,
	2020	2019
Land	$572	$572
Building	22,420	22,420
Equipment	18,255	17,517
Furniture	3,326	2,975
Leasehold improvements	672	540
Construction in progress	3,251	1,328
	48,496	45,352
Less: Accumulated depreciation	(20,686)	(18,028)
Total Property and equipment, net	$27,810	$27,324

Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2020	2019
Acquisition consideration	$9,914	$—
Salaries and bonus	8,476	11,105
Accrued vacation	5,536	4,230
Accrued excise, sales and other taxes	2,145	3,349
Commissions	2,122	6,829
Clinical studies	1,420	2,092
Other	1,487	1,782
Total Accrued expenses	$31,100	$29,387

3. Revenue

A summary of the Company’s accounting policies related to revenue recognition in accordance with ASC 606 can be found in Note 1 above. The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Year Ended June 30,
Product Category	2020	2019	2018
Peripheral	$166,412	$178,896	$161,405
Coronary	70,133	69,121	55,638
Total net revenues	$236,545	$248,017	$217,043

Geography
United States	$226,063	$240,114	$215,233
International	10,482	7,903	1,810
Total net revenues	$236,545	$248,017	$217,043

Revenue of $1,731 was recognized in the year ended June 30, 2020 that was deferred as of June 30, 2019. As of June 30, 2020 and June 30, 2019, the Company had a liability of $1,719 and $1,958, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisition

On August 5, 2019, the Company acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd. (“Gardia”), a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd., for a total purchase price of $16,687. The device, which received CE Mark in June 2015 and FDA clearance in March 2018, is a distal embolic protection filter used to capture debris that can be associated with all types of peripheral vascular intervention procedures. The Company acquired the device to expand its portfolio of products for physicians that treat complex peripheral arterial disease.

Upon closing, the Company made an initial $5,600 cash payment, net of transaction expenses, and issued Gardia 31,493 shares of common stock of the Company valued at $1,346. Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay Gardia an additional $10,000, half of which may be paid by the Company through an additional issuance of shares of common stock. The Company has accounted for this transaction as an asset acquisition resulting in developed technology of $15,624 and a trade name of $760, both recognized as a component of intangible assets, net within the Company’s consolidated balance sheet. The remainder of the purchase price was recognized in property and equipment.

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

5. Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization and include developed technology and trade name assets acquired in the asset acquisition discussed in Note 4 above, as well as capitalized patent costs. Developed technology and trade name assets are amortized over 15 years. Patent costs are amortized beginning at the time of patent approval over a useful life not exceeding 20 years. During the year ended June 30, 2020, the Company also incurred impairment charges of $4,206 related to patents within our product portfolio and pipeline that are no longer tied to current or future commercial activities from changes to the Company’s strategy brought on by the COVID-19 pandemic in addition to other factors.

The components of intangible assets, net are as follows:

	June 30, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(955)	$14,669	$—	$—	$—
Patents	1,882	(659)	1,223	6,093	(988)	5,105
Trade name	760	(46)	714	—	—	—
Total intangible assets, net	$18,266	$(1,660)	$16,606	$6,093	$(988)	$5,105

Amortization expense expected for the next five years and thereafter is as follows:

Fiscal 2021	$1,216
Fiscal 2022	1,216
Fiscal 2023	1,212
Fiscal 2024	1,208
Fiscal 2025	1,205
Thereafter	10,549
$16,606

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt

Revolving Credit Facility

In March 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, the Company entered into the First Amendment to the Loan Agreement (the “Amendment”). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the “Revolver”) to $50,000 (the “Maximum Dollar Amount”).

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 3% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Amendment (the “Amended Loan Agreement”), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of June 30, 2020.

Financing Obligation

In connection with the sale of its Minnesota headquarters facility, the Company entered into a lease agreement to lease such facility. The lease agreement has an initial term of 15 years, with four consecutive renewal options of five years each at the Company’s option, with a base annual rent in the first year of $1,638 and annual escalations of 3% thereafter. Rent during subsequent renewal terms will be at the then fair market rental rate. The effective interest rate is 7.89%.

Future payments under the initial term of the lease agreement as of June 30, 2020 are as follows:

2021	$1,803
2022	1,857
2023	1,913
2024	1,970
2025	2,029
Thereafter	15,376
$24,948

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	June 30,	June 30,
	2020	2019
Short-term available-for-sale debt securities	$40,088	$38,193
Long-term available-for-sale debt securities	6,276	9,832
Available-for-sale debt securities	46,364	48,025
Mutual funds	327	410
Total marketable securities	$46,691	$48,435

Available-for-sale debt securities are invested in the following financial instruments:

		As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,778	$—	$—	$9,778
U.S. government securities	6,120	1	—	6,121
Corporate debt	21,267	232	(1)	21,498
Asset backed securities	8,930	37	—	8,967
Total available-for-sale debt securities	$46,095	$270	$(1)	$46,364

		As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,277	$—	$—	$14,277
Corporate debt	26,466	64	—	26,530
Asset backed securities	7,204	14	—	7,218
Total available-for-sale debt securities	$47,947	$78	$—	$48,025

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$9,778	$—	$9,778	$—
U.S. government securities	6,121	—	6,121	—
Corporate debt	21,498	—	21,498	—
Asset backed securities	8,967	—	8,967	—
Mutual funds	327	99	228	—
Total marketable securities	$46,691	$99	$46,592	$—

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements as of June 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$14,277	$—	$14,277	$—
Corporate debt	26,530	—	26,530	—
Asset backed securities	7,218	—	7,218	—
Mutual funds	410	121	289	—
Total marketable securities	$48,435	$121	$48,314	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twelve months ended June 30, 2020. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

As of June 30, 2020 and June 30, 2019, the carrying value of the Company’s investments in non-marketable equity securities was $6,306 and $5,593, respectively. During the twelve months ended June 30, 2020, no impairment indicators were noted. The Company is committed to funding an additional $2,250 into one of these investments in the future.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan, which was amended and restated on March 12, 2020 (the “Amended 2017 Plan”), for the purpose of granting equity awards to employees, directors, and consultants. The Amended 2017 Plan allows for the granting of up to 3,607,523 shares of common stock as approved by the Board of Directors or committees thereof in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. As of June 30, 2020, there were 1,669,772 shares available for grant under the Amended 2017 Plan.

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

Stock Options

All options become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2017	78,201	$9.07
Exercised	(55,880)	$9.20
Options outstanding at June 30, 2018	22,321	$8.75
Exercised	(22,321)	$8.75
Options outstanding at June 30, 2019	—	$—
Granted	45,186	$38.13
Forfeited	(2,658)	$38.13
Options outstanding at June 30, 2020	42,528	$38.13

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended June 30, 2020, the Company granted nonqualified stock options to certain employees. Options granted vest over a three year service period. Shares to be issued upon exercise of these options will be new share issuances. The Company determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, will be recognized as expense on a straight-line basis over the options’ vesting periods. No options were exercisable during the year ended June 30, 2020. There were no options granted during the years ended June 30, 2019 or 2018. As of June 30, 2020, there was approximately $936 of total unrecognized compensation expense related to nonvested stock options.

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

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	486,584	$21.26
Granted	290,856	$27.93
Forfeited	(68,499)	$22.76
Vested	(253,725)	$22.87
Outstanding at June 30, 2018	455,216	$24.77
Granted	262,727	$35.53
Forfeited	(27,143)	$29.05
Vested	(215,855)	$23.23
Outstanding at June 30, 2019	474,945	$31.36
Granted	195,231	$46.32
Forfeited	(22,977)	$36.75
Vested	(213,132)	$29.77
Outstanding at June 30, 2020	434,067	$38.34

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2020, 2019 and 2018, the Company estimated its weighted average forfeiture rate at 17.0%, 18.0% and 15.2%, respectively. As of June 30, 2020, there was approximately $11,897 of total unrecognized compensation expense, net of the effect of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. Fiscal 2020 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2019 compared to the closing prices for the 90 trading days preceding July 1, 2022. Fiscal 2019 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2018 compared to the closing prices for the 90 trading days preceding July 1, 2021. Fiscal 2018 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2017 compared to the closing prices for the 90 trading days preceding July 1, 2020. The aggregate maximum shares granted were as follows:

Performance Measurement	2020	2019	2018
Total shareholder return	207,891	225,325	278,889

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	318,584	$11.97
Granted	278,889	$13.63
Forfeited	(66,295)	$13.17
Outstanding at June 30, 2018	531,178	$12.69
Granted	225,325	$22.33
Forfeited	(2,631)	$18.64
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(25,948)	$16.48
Vested	(275,193)	$11.97
Outstanding at June 30, 2020	660,622	$21.69

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2020, there was approximately $5,812 of total unrecognized compensation expense related to nonvested performance-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. Stock-based compensation expense associated with performance-based restricted stock was $4,589 for the year ended June 30, 2020.

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

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2017	349,430	$14.73
Granted	28,364	$31.02
Converted to common stock	(41,925)	$16.07
Restricted stock units outstanding at June 30, 2018	335,869	$15.94
Granted	21,162	$38.28
Converted to common stock	(2,855)	$21.01
Restricted stock units outstanding at June 30, 2019	354,176	$17.23
Granted	20,689	$46.50
Converted to common stock	(125,352)	$17.65
Forfeited	(2,316)	$46.97
Restricted stock units outstanding at June 30, 2020	247,197	$19.19

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that was approved by the Company’s stockholders in November 2015 (“2015 ESPP”) and replaced the previous employee stock purchase plan that expired on May 31, 2016. The 2015 ESPP provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective period. Employees purchased 135,382 shares at an average price of $30.11 per share during the year ended June 30, 2020. Shares reserved under the 2015 ESPP at June 30, 2020 totaled 1,394,655.

Stock-Based Compensation Expense

The following amounts were recognized as stock-based compensation expense in the consolidated statements of operations:

Year Ended June 30, 2020	Restricted Stock Awards & Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$564	$—	$62	$626
Selling, general and administrative	9,511	865	878	11,254
Research and development	1,554	—	178	1,732
Total stock-based compensation expense	$11,629	$865	$1,118	$13,612

Year Ended June 30, 2019	Restricted Stock Awards	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$281	$—	$65	$346
Selling, general and administrative	7,899	810	905	9,614
Research and development	1,136	—	170	1,306
Total stock-based compensation expense	$9,316	$810	$1,140	$11,266

Year Ended June 30, 2018	Restricted Stock Awards	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$207	$—	$68	$275
Selling, general and administrative	7,462	750	848	9,060
Research and development	817	—	150	967
Total stock-based compensation expense	$8,486	$750	$1,066	$10,302

9. Leases

Effective July 1, 2019, the Company adopted ASC Topic 842 - Leases using the modified retrospective transition approach and electing the package of practical expedients. Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $487 for the year ended June 30, 2020. Cash paid for operating lease liabilities approximated operating lease cost for the year ended June 30, 2020. There was $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the year ended June 30, 2020.

June 30,
2020
Right-of-use assets
Other assets	$427
Operating lease liabilities
Accrued expenses	$412
Other liabilities	15
Total operating lease liabilities	$427

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the agreements as of June 30, 2020 are as follows:

Fiscal 2021	$423
Fiscal 2022	11
Fiscal 2023	3
Fiscal 2024	2
Fiscal 2025	—
Thereafter	—
Total lease payments	439
Less imputed interest	(12)
Total operating lease liabilities	$427

As of June 30, 2020, the weighted average remaining lease term for operating leases was 0.9 years and the weighted average discount rate used to determine operating lease liabilities was 5.25%.

Rental expenses were $540 and $652 for the years ended June 30, 2019 and 2018, respectively.

10. Commitments and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2020 that are probable or estimable, for which the outcome is reasonably possible of having a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Year Ended June 30,
	2020	2019	2018
Numerator
Net (loss) income	$(27,236)	$(255)	$1,712
Income allocated to participating securities	—	—	(19)
Net (loss) income available to common stockholders	$(27,236)	$(255)	$1,693
Denominator
Weighted average common shares outstanding — basic	34,275,957	33,535,759	33,145,140
Effect of dilutive stock options(1)	—	—	15,039
Effect of dilutive restricted stock units(2)	—	—	335,869
Effect of performance-based restricted stock awards (3)	—	—	118,212
Weighted average common shares outstanding — diluted	34,275,957	33,535,759	33,614,260

Earnings per common share — basic	$(0.79)	$(0.01)	$0.05
Earnings per common share — diluted	$(0.79)	$(0.01)	$0.05

(1)At June 30, 2020 and 2018; 42,528 and 22,321 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share as of June 30, 2020, because those shares are anti-dilutive. No stock options were outstanding at June 30, 2019.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)At June 30, 2020, 2019, and 2018; 247,197, 354,176 and 335,869 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share as of June 30, 2020 and 2019, because those shares are anti-dilutive.
(3)At June 30, 2020, 2019, and 2018; 660,622, 753,872, and 531,178 respectively, of performance-based restricted stock awards were outstanding. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share as of June 30, 2020 and 2019, because those shares are anti-dilutive.

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

12. Employee Benefits

The Company offers a 401(k) plan to its employees. Eligible employees may authorize up to $20 of their annual compensation as a contribution to the plan, subject to Internal Revenue Service limitations. The plan also allows eligible employees over 50 years old to contribute an additional $7 subject to Internal Revenue Service limitations. All employees must be at least 21 years of age to participate in the plan. The Company did not provide any employer matching contributions for the years ended June 30, 2020, 2019, and 2018.

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s balance sheet based on the disbursement elections made by the participants. As of June 30, 2020, $80 of the amount is included in accrued expenses and $246 is included in other liabilities on the consolidated balance sheet.

13. Income Taxes

The components of the Company’s overall deferred tax assets and liabilities are as follows:

	June 30,
	2020	2019
Deferred tax assets
Stock-based compensation	$4,536	$3,803
Deferred revenue	1,596	2,032
Accrued expenses and compensation	1,144	1,058
Other	2,150	1,062
Research and development credit carryforwards	6,006	5,161
Net operating loss carryforwards	71,925	65,628
Total deferred tax assets	87,357	78,744
Valuation allowance	(87,357)	(78,744)
Net deferred tax assets	$—	$—

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ownership changes, as defined under such Section, as a result of the Company’s equity financings. A summary of the valuation allowances are as follows:

Balances at June 30, 2017	$101,031
Reductions	(24,901)
Balance at June 30, 2018	76,130
Additions	2,614
Balance at June 30, 2019	78,744
Additions	8,613
Balance at June 30, 2020	$87,357

As of June 30, 2020 and 2019, the Company had federal tax net operating loss carryforwards of approximately $296,409 and $269,433, respectively. These net operating loss carryforwards are available to offset taxable income through 2037. The Company also had various state net operating loss carryforwards available to offset future state taxable income. These state net operating loss carryforwards typically have the same expirations as the Company’s federal tax net operating loss carryforwards.

As of June 30, 2020 and 2019, the Company had approximately $5,039 and $4,314 of federal research and development credit carryforwards, respectively. As of June 30, 2020 and 2019, the Company had approximately $2,069 and $1,798 of state research and development credit carryforwards. The federal and state research and development credit carryforwards will expire through fiscal 2039 and 2034, respectively.

As required by ASC Topic 740, “Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recorded a liability relating to unrecognized tax benefits of $711 and $611 at June 30, 2020 and 2019, respectively. Due to the Company having a full valuation allowance, this liability has been netted against the deferred tax asset. The Company recognizes interest and penalties related to uncertain tax provisions as part of the provision for income taxes. The Company has not currently reserved for any interest or penalties for such reserves due to the Company being in an net operating loss position. The Company does not expect to recognize any benefits from the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balances at June 30, 2017	$570
Decreases related to prior year tax positions	(3)
Increases related to current year tax positions	30
Balances at June 30, 2018	597
Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	25
Balance at June 30, 2019	611
Decreases related to prior year tax positions	36
Increases related to current year tax positions	64
Balance at June 30, 2020	$711

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is potentially subject to income tax examinations by tax authorities for the tax years ended June 30, 2020, 2019, 2018, and 2017. The Company is not currently under examination by any taxing jurisdiction.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Quarterly Data (Unaudited)

The following table sets forth the Company’s unaudited quarterly summary consolidated statements of operations in each of the quarters for the years ended June 30, 2020 and 2019. The information for each of these quarters is unaudited and has been prepared on the same basis as the consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	2020
	Q1	Q2	Q3	Q4	Year Total
Net revenue	$64,490	$68,334	$61,175	$42,546	$236,545
Gross profit	$51,818	$54,616	$48,950	$32,402	$187,786
Net income (loss)	$(5,780)	$(3,401)	$(2,889)	$(15,166)	$(27,236)
Earnings per common share - basic(1)	$(0.17)	$(0.10)	$(0.08)	$(0.43)	$(0.79)
Earnings per common share - diluted(1)	$(0.17)	$(0.10)	$(0.08)	$(0.43)	$(0.79)

	2019
	Q1	Q2	Q3	Q4	Year Total
Net revenue	$56,266	$60,206	$63,311	$68,234	$248,017
Gross profit	$45,691	$48,729	$51,145	$54,772	$200,337
Net income (loss)	$(2,888)	$492	$672	$1,469	$(255)
Earnings per common share - basic(1)	$(0.09)	$0.01	$0.02	$0.04	$(0.01)
Earnings per common share - diluted(1)	$(0.09)	$0.01	$0.02	$0.04	$(0.01)
(1) The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures, as designed and implemented, are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for us. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2020, as stated in their report included in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Other than the information included in this Form 10-K under the heading “Information About our Executive Officers,” which is set forth at the end of Part I, Item 1 and incorporated herein by reference, the information required by this Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports,” all of which will appear in our definitive proxy statement for our 2020 Annual Meeting.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Human Resources and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation,” all of which will appear in our definitive proxy statement for our 2020 Annual Meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will appear in our definitive proxy statement for our 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Independence of the Board of Directors” and “Transactions with Related Persons,” which will appear in our definitive proxy statement for our 2020 Annual Meeting.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services,” which will appear in our definitive proxy statement for our 2020 Annual Meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this Form 10-K.

(1)  Financial Statements. The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of June 30, 2020 and 2019
•Consolidated Statements of Operations for the years ended June 30, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended June 30, 2020, 2019 and 2018
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.
•All financial statement schedules have been omitted, because they are not applicable, are not required, or the information is included in the Financial Statements or Notes thereto

(3) Exhibits.

Exhibit No.	Description
3.1
Restated Certificate of Incorporation, as amended (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 14, 2009).

3.2	Amended and Restated Bylaws (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed May 21, 2015).
4.1	Specimen Common Stock Certificate (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed March 3, 2009).
4.2
Registration Rights Agreement by and among Cardiovascular Systems, Inc. and certain of its stockholders, dated as of March 16, 2009 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed March 18, 2009).

4.3	Description of Capital Stock (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 23, 2019).
10.1†
Form of Standard Employment Agreement (previously filed with the SEC as an Exhibit to and incorporated herein by reference from CSI Minnesota, Inc.’s Registration Statement on Form S-1, File No. 333-148798, filed January 22, 2008).

10.2†*	Fiscal 2021 Executive Officer Bonus Plan and Equity Compensation.
10.3†*	Fiscal 2021 Director Compensation Arrangements.
10.4†
Form of Director and Officer Indemnification Agreement (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 14, 2009).

10.5
Build-To-Suit Lease Agreement between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated September 9, 2009 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed September 28, 2009).

10.6
First Amendment of Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated November 10, 2017 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 9, 2018).

10.7
Second Amendment of Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated April 9, 2018 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 23, 2018).

10.8
Third Amendment of Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc., dated August 30, 2018 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed November 2, 2018).

Exhibit No.	Description
10.9+
Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective April 4, 2011 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 13, 2011).

10.10
Amendment No. 1 to Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 17, 2016 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 6, 2016).

10.11+
Amendment No. 1 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 27, 2016 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 6, 2016).

10.12
Amendment No. 2 to Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 18, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.13++
Amendment No. 2 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 18, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.14†
Cardiovascular Systems, Inc. Deferred Compensation Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed December 17, 2013).

10.15†
Cardiovascular Systems, Inc. 2014 Equity Incentive Plan, as amended (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 27, 2015).

10.16†
Form of Restricted Stock Agreement for Time-Based Awards under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 6, 2015).

10.17†
Form of Restricted Stock Agreement for Performance-Based Awards under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 6, 2015).

10.18†
Cardiovascular Systems, Inc. Executive Officer Severance Plan (restated August 22, 2018) (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 23, 2018).

10.19†
Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 8, 2015).

10.20†
Form of Restricted Stock Agreement under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 8, 2015).

10.21†
Cardiovascular Systems, Inc. 2015 Employee Stock Purchase Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 19, 2015).

10.22
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

10.23
Corporate Integrity Agreement, between Cardiovascular Systems, Inc. and the Office of Inspector General of the Department of Health and Human Services, dated June 28, 2016 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed June 28, 2016).

10.24†
Form of Performance Unit Award (Cash Settled) under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 24, 2017).

10.25†
Form of Restricted Stock Agreement for Performance-Based Awards (3-year cliff vesting) under the 2014 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 25, 2016).

10.26†
Employment Agreement, dated August 15, 2016, by and between Cardiovascular Systems Inc. and Scott R. Ward (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 25, 2016).

10.27
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
10.28
Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 31, 2017 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 5, 2017).

10.29
First Amendment to Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 26, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.30†
Cardiovascular Systems, Inc. 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.31†
Form of Board Restricted Stock Award Agreement (in lieu of cash retainer) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.32†
Form of Board RSU Agreement (annual) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.33†
Form of Board RSU Agreement (in lieu of cash retainer) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.34†
Form of Performance Unit Agreement (cash settled) under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.35†
Form of Performance-Vest Restricted Stock Award Agreement under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.36†
Form of Time-Vest Restricted Stock Award Agreement under 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 17, 2017).

10.37†
Offer Letter and Employment Agreement, dated January 12, 2018, by and between the Company and Rhonda Robb (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.38†
Offer Letter and Employment Agreement, dated February 7, 2018, by and between the Company and Jeff Points (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.39+
Purchasing Agreement, effective May 1, 2018, between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P. (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.40†
Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.41†
Form of Board Restricted Stock Award Agreement (in lieu of cash retainer) under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.42†
Form of Board RSU Agreement (annual) under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.43†
Form of Board RSU Agreement (in lieu of cash retainer) under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.44†
Form of Performance-Vest Restricted Stock Award Agreement under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.45†
Form of Time-Vest Restricted Stock Award Agreement under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.46†
Form of Stock Option Agreement under Amended and Restated 2017 Equity Incentive Plan (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

Exhibit No.	Description
10.47*++	Supply Agreement, between Cardiovascular Systems, Inc. and Abrasive Technology, Inc, effective June 19, 2020.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of principal executive officer required by Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Rule 13a-14(a).
32.1**	Section 1350 Certification of principal executive officer.
32.2**	Section 1350 Certification of principal financial officer.
101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended June 30, 2020, formatted, in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Compensatory plan or agreement.
+ Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
++ Certain portions have been omitted from this exhibit.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOVASCULAR SYSTEMS, INC.

Date: August 20, 2020	By:	/s/ Scott R. Ward
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

Signature	Title	Date

/s/ Scott R. Ward	Chairman, President and Chief Executive Officer (principal executive officer)	August 20, 2020
Scott R. Ward

/s/ Jeffrey S. Points	Chief Financial Officer (principal financial and accounting officer)	August 20, 2020
Jeffrey S. Points

/s/ Martha Goldberg Aronson	Director	August 20, 2020
Martha Goldberg Aronson

/s/ Edward Brown	Director	August 20, 2020
Edward Brown

/s/ William E. Cohn	Director	August 20, 2020
William E. Cohn

/s/ Augustine Lawlor	Director	August 20, 2020
Augustine Lawlor

/s/ Erik Paulsen	Director	August 20, 2020
Erik Paulsen

/s/ Stephen Stenbeck	Director	August 20, 2020
Stephen Stenbeck