Form 10-Q
period 2020-09-30
Cardiovascular Systems Inc
filed 2020-11-05
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of October 30, 2020 was: 40,124,501 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$92,671	$185,463
Marketable securities	130,266	46,691
Accounts receivable, net	29,973	25,212
Inventories	29,152	27,706
Prepaid expenses and other current assets	3,369	2,617
Total current assets	285,431	287,689
Property and equipment, net	28,232	27,810
Intangible assets, net	16,302	16,606
Other assets	11,758	7,414
Total assets	$341,723	$339,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,419	$11,539
Accrued expenses	30,192	31,100
Deferred revenue	2,091	1,867
Total current liabilities	45,702	44,506
Long-term liabilities
Financing obligation	20,767	20,818
Deferred revenue	4,100	4,707
Other liabilities	2,749	696
Total liabilities	73,318	70,727
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,126,883 at September 30, 2020 and 39,675,865 at June 30, 2020, respectively	39	39
Additional paid in capital	636,727	631,559
Accumulated other comprehensive income	200	269
Accumulated deficit	(368,561)	(363,075)
Total stockholders’ equity	268,405	268,792
Total liabilities and stockholders’ equity	$341,723	$339,519
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net revenues	$60,544	$64,490
Cost of goods sold	12,564	12,672
Gross profit	47,980	51,818
Expenses:
Selling, general and administrative	40,282	46,752
Research and development	9,052	10,765
Amortization of intangible assets	304	234
Total expenses	49,638	57,751
Loss from operations	(1,658)	(5,933)
Other (income) expense, net:
Interest expense	499	472
Interest income and other, net	(144)	(663)
Total other (income) expense, net	355	(191)
Loss before income taxes	(2,013)	(5,742)
Provision for income taxes	63	38
Net loss	$(2,076)	$(5,780)

Basic and diluted earnings per share	$(0.05)	$(0.17)

Basic and diluted weighted average shares outstanding	38,683,839	33,870,224
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(2,076)	$(5,780)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities	(69)	24
Comprehensive loss	$(2,145)	$(5,756)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at June 30, 2020	39	631,559	269	(363,075)	268,792
Stock-based compensation related to restricted stock awards, net	—	4,836	—	—	4,836
Shares withheld for payroll taxes	—	—	—	(3,410)	(3,410)
Employee stock purchase plan activity	—	332	—	—	332
Unrealized loss on available-for-sale debt securities	—	—	(69)	—	(69)
Net loss	—	—	—	(2,076)	(2,076)
Balances at September 30, 2020	$39	$636,727	$200	$(368,561)	$268,405

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(2,076)	$(5,780)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	725	740
Amortization of intangible assets	304	234
Write-off of patent costs	—	505
Provision for doubtful accounts	—	75
Stock-based compensation	4,907	3,906
Amortization of premium (accretion of discount) on marketable securities	215	(94)
Changes in assets and liabilities
Accounts receivable	(4,761)	1,316
Inventories	(1,446)	(1,431)
Prepaid expenses and other assets	(386)	763
Accounts payable	1,865	2,059
Accrued expenses and other liabilities	(1,126)	(7,490)
Deferred revenue	(383)	(523)
Net cash used in operating activities	(2,162)	(5,720)
Cash flows from investing activities
Purchases of property and equipment	(1,132)	(543)
Acquisitions	—	(5,741)
Purchases of marketable securities	(88,728)	(4,844)
Sales of marketable securities	2,400	—
Maturities of marketable securities	2,450	7,400
Costs incurred in connection with patents	—	(325)
Other investing activities	(2,175)	—
Net cash used in investing activities	(87,185)	(4,053)
Cash flows from financing activities
Payments of employee taxes related to vested restricted stock	(3,410)	(5,506)
Principal payments made on financing obligation	(35)	(19)
Net cash used in financing activities	(3,445)	(5,525)
Net change in cash and cash equivalents	(92,792)	(15,298)
Cash and cash equivalents
Beginning of period	185,463	74,237
End of period	$92,671	$58,939
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2020 and 2019)
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

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has been impacted by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on the Company's customers and markets. The Company has made estimates of the impact of COVID-19 within these consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2020	2020
Accounts receivable	$31,662	$26,971
Less: Allowance for doubtful accounts	(1,689)	(1,759)
Accounts receivable, net	$29,973	$25,212

Inventories

Inventories consist of the following:

	September 30,	June 30,
	2020	2020
Raw materials	$9,289	$8,508
Work in process	3,459	2,637
Finished goods	16,404	16,561
Inventories	$29,152	$27,706

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2020	2020
Land	$572	$572
Building	22,420	22,420
Equipment	18,097	18,255
Furniture	3,345	3,326
Leasehold improvements	681	672
Construction in progress	3,895	3,251
	49,010	48,496
Less: Accumulated depreciation	(20,778)	(20,686)
Property and equipment, net	$28,232	$27,810

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2020	2020
Acquisition consideration	$10,000	$9,914
Accrued vacation	5,420	5,536
Salaries and bonus	4,489	8,476
Commissions	4,311	2,122
Accrued excise, sales and other taxes	2,011	2,145
Clinical studies	929	1,420
Other accrued expenses	3,032	1,487
Accrued expenses	$30,192	$31,100

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended
	September 30,
Product Category	2020	2019
Peripheral	$42,932	$45,529
Coronary	17,612	18,961
Total net revenues	$60,544	$64,490

Geography
United States	$58,831	$61,529
International	1,713	2,961
Total net revenues	$60,544	$64,490

Revenue of $383 was recognized in the three months ended September 30, 2020 that was deferred as of June 30, 2020. As of September 30, 2020 and June 30, 2020, the Company had a liability of $2,260 and $1,719, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

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

The components of intangible assets, net are as follows:

	September 30, 2020			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(1,215)	$14,409	$15,624	$(955)	$14,669
Patents	1,882	(690)	1,192	1,882	(659)	1,223
Trade name	760	(59)	701	760	(46)	714
Total intangible assets, net	$18,266	$(1,964)	$16,302	$18,266	$(1,660)	$16,606

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2021	$912
Fiscal 2022	1,216
Fiscal 2023	1,212
Fiscal 2024	1,208
Fiscal 2025	1,205
Thereafter	10,549
$16,302

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2020.

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

Payments under the initial term of the Lease Agreement as of September 30, 2020 are as follows:

Remainder of fiscal 2021	$1,355
Fiscal 2022	1,857
Fiscal 2023	1,913
Fiscal 2024	1,970
Fiscal 2025	2,029
Thereafter	15,376
$24,500

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	September 30,	June 30,
	2020	2020
Short-term available-for-sale debt securities	$123,075	$40,088
Long-term available-for-sale debt securities	6,839	6,276
Available-for-sale debt securities	129,914	46,364
Mutual funds	352	327
Total marketable securities	$130,266	$46,691

Available-for-sale debt securities are invested in the following financial instruments:

		As of September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$32,060	$—	$—	$32,060
U.S. government securities	46,642	5	(3)	46,644
Corporate debt	39,695	164	(5)	39,854
Asset backed securities	11,317	39	—	11,356
Total available-for-sale debt securities	$129,714	$208	$(8)	$129,914

		As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,778	$—	$—	$9,778
U.S. government securities	6,120	1	—	6,121
Corporate debt	21,267	232	(1)	21,498
Asset backed securities	8,930	37	—	8,967
Total available-for-sale debt securities	$46,095	$270	$(1)	$46,364

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$32,060	$—	$32,060	$—
U.S. government securities	46,644	—	46,644	—
Corporate debt	39,854	—	39,854	—
Asset backed securities	11,356	—	11,356	—
Mutual funds	352	121	231	—
Total marketable securities	$130,266	$121	$130,145	$—

		Fair Value Measurements as of June 30, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$9,778	$—	$9,778	$—
U.S. government securities	6,121	—	6,121	—
Corporate debt	21,498	—	21,498	—
Asset backed securities	8,967	—	8,967	—
Mutual funds	327	99	228	—
Total marketable securities	$46,691	$99	$46,592	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2020. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

Strategic Investments

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

As of September 30, 2020 and June 30, 2020, the carrying value of these investments was $6,793 and $6,306, respectively. During the three months ended September 30, 2020, no impairment indicators were noted. The Company is committed to funding an additional $2,750 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments. These investments are recorded within other assets on the consolidated balance sheet.

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

Restricted stock award activity for the three months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	434,067	$38.34
Granted	294,136	$31.11
Forfeited	(10,186)	$37.35
Vested	(151,082)	$38.96
Outstanding at September 30, 2020	566,935	$34.56

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August 2020, the Company granted an aggregate maximum of 339,395 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2020 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2023. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2023 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $4,330, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in fiscal 2019 and 2020 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2018 and July 1, 2019, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2021 and July 1, 2022, respectively.

Performance-based restricted stock award activity for the three months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	660,622	$21.69
Granted	339,395	$12.75
Forfeited	(72,549)	$13.64
Vested	(166,086)	$13.96
Outstanding at September 30, 2020	761,382	$20.26

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

The Company leases its Texas manufacturing facility under an operating lease agreement. During the three months ended September 30, 2020, the Company exercised its option to extend the term of this lease agreement by five years, so that it now expires in April 2026. The Company is currently in an arbitration process with the landlord in accordance with the provisions of the lease to establish the rate of rent over the five-year extension term. Because the arbitration process is not finalized and the rent is not yet established, the Company has provided an estimate of the present value of lease payments, and the right-of-use asset value associated with this five-year extended term within its consolidated financial statements. The Company expects the arbitration process to be finalized and the rent established in the second quarter of fiscal 2021, at which point the effects of this five-year extension may be remeasured in the Company's consolidated financial statements. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

As discussed in Note 6, the Company also leases its Minnesota headquarters facility which is accounted for as a financing obligation.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $126 and $121 for the three months ended September 30, 2020 and 2019, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three months ended September 30, 2020. There were $2,238 and $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the three months September 30, 2020 and 2019, respectively.

	September 30,	June 30,
	2020	2020
Right-of-use assets
Other assets	$2,543	$427
Operating lease liabilities
Accrued expenses	$495	412
Other liabilities	$2,048	15
Total operating lease liabilities	$2,543	$427

Future minimum lease payments under the agreements as of September 30, 2020 are as follows:

Remainder of fiscal 2021	$377
Fiscal 2022	494
Fiscal 2023	486
Fiscal 2024	485
Fiscal 2025	483
Thereafter	403
Total lease payments	2,728
Less imputed interest	(185)
Total operating lease liabilities	$2,543

As of September 30, 2020, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate used to determine operating lease liabilities was 2.55%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2020 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended
	September 30,
	2020	2019
Numerator
Net (loss) income	$(2,076)	$(5,780)
Income allocated to participating securities	—	—
Net (loss) income available to common stockholders	$(2,076)	$(5,780)
Denominator
Weighted average common shares outstanding – basic(1)	38,683,839	33,870,224
Effect of dilutive restricted stock units(2)	—	—
Effect of performance-based restricted stock awards(3)	—	—
Weighted average common shares outstanding – diluted	38,683,839	33,870,224

Earnings per common share – basic and diluted	$(0.05)	$(0.17)

(1)The increase in weighted average shares outstanding is primarily from the Company's offering of common stock completed in June 2020.
(2)At September 30, 2020 and 2019, 279,019 and 365,973 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2020 and 2019, because those shares are anti-dilutive.
(3)At September 30, 2020 and 2019, 761,382 and 663,273 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2020 and 2019, because those shares are anti-dilutive.

Unvested time-based restricted stock awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to the Company are allocated between common stockholders and the participating awards, as if the awards were a second class of stock. During periods of net income, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. During the three months ended September 30, 2020 and 2019, there were no undistributed earnings allocated to participating securities due to the net losses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended June 30, 2020 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. With the COVID-19 pandemic in fiscal 2020 and 2021, we have not experienced this same pattern of seasonality due to the significant decrease in procedure volumes, and we cannot be certain if this pattern will resume in the future.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2020. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the three months ended September 30, 2020 represented 71% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries and we commenced a commercial launch that same month. Coronary sales in the United States during the three months ended September 30, 2020 represented approximately 26% of revenue.

International

Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle

East, are made through our exclusive international distributor, OrbusNeich®. International sales during the three months ended September 30, 2020 represented approximately 3% of revenue.

Impact of COVID-19

Beginning in the three months ended March 31, 2020, we experienced a disruption in the procedures using our products as a result of the COVID-19 pandemic in the United States and internationally. Procedures were postponed, and may continue to be postponed, as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, and other governmental guidelines and restrictions. In addition, patients elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners have experienced, and we expect will continue to experience, restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts. These disruptions continued in the three months ended September 30, 2020.

In addition to the impact on procedure volumes, we are experiencing and may experience other disruptions as a result of the COVID-19 pandemic. For example, enrollment in our ECLIPSE clinical trial was paused at the outset of the pandemic, but we began to enroll new patients on a limited basis beginning in October 2020. Other disruptions or potential disruptions include restrictions on the ability of our personnel and personnel of our distribution partners to travel; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; disruptions and changes in our relationships with our distributors due to the impact of the COVID-19 pandemic on their operations and ability to sell our products; temporary closures of our facilities; loss of employee productivity; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

We have been operating our manufacturing facilities and have continued to ship product; however, we will continue to monitor federal, state and local requirements that apply to these operations and we may experience disruptions in these operations or limitations in our ability to continue producing and shipping products. Most of our office-based employees are telecommuting, and our field employees will continue to support cases in clinical settings where they continue to have access. We have taken several actions intended to protect the health and well-being of our workforce and our customers, such as implementing restrictions on access to our facilities; deploying screening and safety protocols for employees who work on site; utilizing remote working systems and providing home office equipment for employees; providing employees with access to coronavirus test kits and antibody tests; training employees on personal protection, hygiene and safe practices in patient care; establishing protocols for our field sales personnel for their interactions with customer and facilities; supplying personal protective equipment to employees and customers; introducing new paid leave programs for employees who have been adversely impacted by the crisis; adopting virtual physician and sales training on the use of our devices; and establishing new company-wide safety policies and a COVID-19 preparedness plan. We are monitoring developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements. We have continued to manage our expenses during the continuation of the pandemic, which includes freezing most new hiring, ceasing most travel and all in-person conference activity, and suspending work on certain product development and other internal projects. We are also engaged in ongoing business planning for the recovery period as we anticipate how our business will return to a more normalized level of activity once the pandemic and its effects subside.

In the near term, as the pandemic continues, we anticipate that we will likely experience a continued reduction in the number of procedures using our devices relative to prior year comparable periods, which would result in lower revenue and increased utilization of our existing capital resources. We expect that the pandemic will continue to have an acute, short-term impact on our business. Many factors may increase or decrease procedure volumes, including, as noted above, developments relating to social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, availability of personal protective equipment, medical facility and workforce capacity, and sales representative access to facilities to support cases. We expect that medical facilities will continue to preserve cash and they will not immediately replenish their inventories. Travel restrictions and our inability to support new accounts will continue to negatively impact our international business. We also expect that the total impact of disruptions resulting from the pandemic could be material on our financial condition, capital resources and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 pandemic on our condition, resources and results.

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

Our critical accounting policies are identified in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under the heading “Critical Accounting Policies and Significant Judgments and Estimates.”

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2020	2019	Percent Change
Net revenues	$60,544	$64,490	(6.1)%
Cost of goods sold	12,564	12,672	(0.9)
Gross profit	47,980	51,818	(7.4)
Expenses:
Selling, general and administrative	40,282	46,752	(13.8)
Research and development	9,052	10,765	(15.9)
Amortization of intangible assets	304	234	29.9
Total expenses	49,638	57,751	(14.0)
Loss from operations	(1,658)	(5,933)	72.1
Other (income) expense, net	355	(191)	(285.9)
Loss before income taxes	(2,013)	(5,742)	64.9
Provision for income taxes	63	38	65.8
Net loss	$(2,076)	$(5,780)	64.1

Comparison of Three Months Ended September 30, 2020 with Three Months Ended September 30, 2019

Net revenues. Net revenues decreased by $4.0 million, or 6.1%, from $64.5 million for the three months ended September 30, 2019 to $60.5 million for the three months ended September 30, 2020. Peripheral revenues decreased $2.6 million, or 5.7%, and coronary revenues decreased $1.3 million, or 7.1%. Decreases in peripheral revenue were driven by decreased unit volumes in the hospital site of service as a result of the continuing effects of the COVID-19 pandemic. These volume decreases in the hospital setting were partially offset by increased volumes in office-based labs. Coronary revenue decreases were driven primarily by the decreases in our international revenues as discussed below, as well as slightly lower volumes in the U.S. from the effects of COVID-19. International revenue was $1.7 million for the three months ended September 30, 2020, compared with international revenue of $3.0 million for the three months ended September 30, 2019, a decrease of $1.3 million. The COVID-19 pandemic has impacted global case volumes and our ability to provide case support worldwide. In the second quarter of fiscal 2021 we expect revenue to be higher than first quarter as case volumes continue to recover from the COVID-19 pandemic. Longer-term we expect revenue growth to return to recently observed normal levels driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products such as the Sapphire balloons, Teleport Microcatheter, and ViperWire with Flex Tip; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold was $12.6 million for the three months ended September 30, 2020, a decrease of 0.9% from $12.7 million for the three months ended September 30, 2019. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 79.2% for the three months ended September 30, 2020 from 80.4% for the three months ended September 30, 2019, primarily due to increased sales of lower margin products and lower volumes of devices sold. This decrease was partially offset by product cost reductions and manufacturing efficiencies. We expect that gross margin in the second quarter of fiscal 2021 will be slightly lower than gross margin in the three months ended September 30, 2020 due to sales mix and declining average selling prices, partially offset by increased sales volumes. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $40.3 million for the three months ended September 30, 2020, a decrease of $6.5 million, or 13.8%, from $46.8 million for the three months ended September 30, 2019. Expense decreases were driven by reduced costs associated with travel and meetings due to customer facility access restrictions, cessation of in-person sales and physician trainings, and internal and external conferences moving to a virtual format during the pandemic, in addition to lower sales commissions as a result of reduced sales due to COVID-19. Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 include $3.9 million and $3.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2021 to be greater than amounts incurred for the three months ended September 30, 2020.

Research and Development Expenses. Research and development expenses decreased by 15.9%, from $10.8 million for the three months ended September 30, 2019 to $9.1 million for the three months ended September 30, 2020. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and to clinical trials. The decrease was primarily due to decreased activity on the ECLIPSE clinical trial as enrollments were paused since the onset of COVID-19. We expect increased research and development expenses in the second quarter of fiscal 2021 as we have resumed enrollments in ECLIPSE and continue ongoing product development activities. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $222.9 million and $232.2 million at September 30, 2020 and June 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $368.6 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt. In June 2020, we completed a public offering of 4,227,941 shares of common stock which resulted in net proceeds to us, before expenses, of approximately $135.0 million.

A summary of our cash flow activities is as follows:

	Three Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(2,162)	$(5,720)
Net cash used in investing activities	(87,185)	(4,053)
Net cash used in financing activities	(3,445)	(5,525)
Net change in cash and cash equivalents	$(92,792)	$(15,298)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended September 30, 2020, primarily due to the net loss of $2.1 million, an increase in receivables as we experienced a recovery in our sales volumes, and increased uses of cash to build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by increased accounts payable due to timing of activity and payments, and non-cash expenditures for the three months ended September 30, 2020.

Net cash provided by operating activities was $5.7 million for the three months ended September 30, 2019, primarily due to the net loss of $5.8 million, and increased use of cash as we build inventory and diversify our products, as well as for payouts of previously accrued bonuses and commissions. The amount of cash used was partially offset by collections on receivables, increased accounts payable due to timing of activity and payments, and non-cash expenditures for the three months ended September 30, 2019.

Investing Activities

Net cash used in investing activities was $87.2 million for the three months ended September 30, 2020, primarily due to investing cash from our recently completed equity offering into marketable securities. We also deployed cash into strategic investments and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

Net cash used in investing activities was $4.1 million for the three months ended September 30, 2019, primarily due to the cash payment made for the WIRION acquisition and additional purchases of marketable securities, partially offset by maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $3.4 million and $5.5 million for the three months ended September 30, 2020 and 2019, respectively, primarily due to the payment of payroll taxes on the employee vesting of stock awards.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the current COVID-19 pandemic. As discussed in the “Overview” above, the total impact of disruptions from COVID-19 have had a material impact on our financial condition and results of operations, and we cannot predict the specific extent, or duration, of the continuing impact of the COVID-19 pandemic on our condition and results. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of September 30, 2020, we believe our current cash, cash equivalents and highly liquid marketable securities will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2020 and we currently do not have plans to borrow under the Amended Loan Agreement.

NON-GAAP FINANCIAL INFORMATION

To supplement our condensed consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” Reconciliations of this non-GAAP measure to the most comparable U.S. GAAP measure for the respective periods can be found in the following table. In addition, an explanation of the manner in which our management uses this measure to conduct and evaluate our business, the economic substance behind our management's decision to use this measure, the substantive reasons why our management believes that this measure provides useful information to investors, the material limitations associated with the use of this measure and the manner in which our management compensates for those limitations is included following the reconciliation table.

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(2,076)	$(5,780)
Less: Other (income) expense, net	355	(191)
Less: Provision for income taxes	63	38
Loss from operations	(1,658)	(5,933)
Add: Stock-based compensation	4,907	3,906
Add: Depreciation and amortization	1,029	974
Adjusted EBITDA	$4,278	$(1,053)

Adjusted EBITDA increased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a smaller loss from operations and increased stock-based compensation in the current year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2020.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, and the timing of such sales; (iii) seasonality in our business; (iv) our expectation that our revenue will be higher in the second quarter of fiscal 2021 than the three months ended September 30, 2020, and that our revenue growth will return to recently observed normal levels longer-term; (v) our expectation that we will incur selling, general and administrative expenses in the second quarter of fiscal 2021 that are higher than the amounts incurred in the three months ended September 30, 2020; (vi) our expectation that gross margin in the second quarter of fiscal 2021 will be less than gross margin in the three months ended September 30, 2020; (vii) our expectation that we will incur research and development expenses in the second quarter of fiscal 2021 that are higher than the amounts incurred in the three months ended September 30, 2020; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our plan not to borrow under our loan and security agreement; and (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended June 30, 2020 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the negative impact the COVID-19 pandemic has had and will continue to have on our business and results of operations as discussed elsewhere in this report, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and materially adversely affect our business, financial condition and/or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also might materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the first quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 to July 31, 2020	—	—	N/A	N/A
August 1 to August 31, 2020(1)	104,998	$32.47	N/A	N/A
September 1 to September 30, 2020	—	—	N/A	N/A
	104,998	$32.47
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On September 25, 2020, the Company entered into the Amendment to Purchasing Agreement (the “Amendment”) with HealthTrust Purchasing Group, L.P. (“HPG”), which amends the Purchasing Agreement between the Company and HPG, effective May 1, 2018 (the “Purchasing Agreement”). The Amendment was effective on October 1, 2020. The Amendment extends the expiration date of the Purchasing Agreement to February 1, 2025. The Amendment also adds certain products to the Purchasing Agreement, updates the amount and timing of calculation of the rebates under the Purchasing Agreement, and includes administrative updates. The foregoing description of the material terms of the Amendment does not purport to be a complete description of the Amendment or the Purchasing Agreement and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this report.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1*+!	Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective April 4, 2011.

10.2*+!	Amendment No. 1 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 27, 2016.

10.3*+	Amendment to Purchasing Agreement, effective October 1, 2020, between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.
+ Certain portions have been omitted from this exhibit.
! Filed with this Quarterly Report on Form 10-Q solely for the purpose of transitioning these previously-filed exhibits, which are the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2020		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)