Form 10-Q
period 2021-03-31
Cardiovascular Systems Inc
filed 2021-05-06
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of April 30, 2021 was: 40,162,040 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$75,333	$185,463
Marketable securities	135,734	46,691
Accounts receivable, net	38,056	25,212
Inventories	33,367	27,706
Prepaid expenses and other current assets	2,855	2,617
Total current assets	285,345	287,689
Property and equipment, net	28,157	27,810
Intangible assets, net	15,694	16,606
Other assets	17,739	7,414
Total assets	$346,935	$339,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,644	$11,539
Accrued expenses	35,541	31,100
Deferred revenue	2,262	1,867
Total current liabilities	50,447	44,506
Long-term liabilities
Financing obligation	20,663	20,818
Deferred revenue	2,903	4,707
Other liabilities	2,471	696
Total liabilities	76,484	70,727
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,161,715 at March 31, 2021 and 39,675,865 at June 30, 2020, respectively	39	39
Additional paid in capital	646,406	631,559
Accumulated other comprehensive income	43	269
Accumulated deficit	(376,037)	(363,075)
Total stockholders’ equity	270,451	268,792
Total liabilities and stockholders’ equity	$346,935	$339,519
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues	$63,273	$61,175	$187,986	$193,999
Cost of goods sold	14,013	12,225	40,497	38,615
Gross profit	49,260	48,950	147,489	155,384
Expenses:
Selling, general and administrative	41,442	41,384	121,785	135,003
Research and development	13,163	9,964	31,816	31,515
Amortization of intangible assets	304	337	912	908
Total expenses	54,909	51,685	154,513	167,426
Loss from operations	(5,649)	(2,735)	(7,024)	(12,042)
Other (income) expense, net:
Interest expense	412	501	1,323	1,473
Interest income and other, net	(120)	(394)	(400)	(1,574)
Total other (income) expense, net	292	107	923	(101)
Loss before income taxes	(5,941)	(2,842)	(7,947)	(11,941)
Provision for income taxes	63	47	189	129
Net loss	$(6,004)	$(2,889)	$(8,136)	$(12,070)

Basic and diluted earnings per share	$(0.15)	$(0.08)	$(0.21)	$(0.35)

Basic and diluted weighted average shares outstanding	38,911,454	34,149,561	38,800,622	34,029,296
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss	$(6,004)	$(2,889)	$(8,136)	$(12,070)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities	(72)	(152)	(226)	(137)
Comprehensive loss	$(6,076)	$(3,041)	$(8,362)	$(12,207)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at June 30, 2020	39	631,559	269	(363,075)	268,792
Stock-based compensation related to restricted stock awards, net	—	4,836	—	—	4,836
Shares withheld for payroll taxes	—	—	—	(3,410)	(3,410)
Employee stock purchase plan activity	—	332	—	—	332
Unrealized loss on available-for-sale debt securities	—	—	(69)	—	(69)
Net loss	—	—	—	(2,076)	(2,076)
Balances at September 30, 2020	39	636,727	200	(368,561)	268,405
Stock-based compensation related to restricted stock awards, net	—	3,545	—	—	3,545
Shares withheld for payroll taxes	—	—	—	(407)	(407)
Employee stock purchase plan activity	—	2,430	—	—	2,430
Unrealized loss on available-for-sale debt securities	—	—	(85)	—	(85)
Net loss	—	—	—	(56)	(56)
Balances at December 31, 2020	39	642,702	115	(369,024)	273,832
Stock-based compensation related to restricted stock awards, net	—	3,332	—	—	3,332
Shares withheld for payroll taxes	—	—	—	(1,009)	(1,009)
Employee stock purchase plan activity	—	372	—	—	372
Unrealized loss on available-for-sale debt securities	—	—	(72)	—	(72)
Net loss	—	—	—	(6,004)	(6,004)
Balances at March 31, 2021	$39	$646,406	$43	$(376,037)	$270,451

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,136)	$(12,070)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	2,231	2,244
Amortization of intangible assets	912	908
Charges incurred in connection with acquired IPR&D	3,353	—
Write-off of patent costs	—	917
Provision for doubtful accounts	—	600
Loss on disposal of equipment	138	—
Stock-based compensation	12,488	10,469
Amortization of premium (accretion of discount) on marketable securities	1,026	(145)
Changes in assets and liabilities
Accounts receivable	(12,844)	4,551
Inventories	(5,661)	(6,011)
Prepaid expenses and other assets	425	1,310
Accounts payable	1,147	1,995
Accrued expenses and other liabilities	3,910	(4,902)
Deferred revenue	(1,409)	(1,290)
Net cash used in operating activities	(2,420)	(1,424)
Cash flows from investing activities
Purchases of property and equipment	(2,758)	(2,138)
Acquisitions	(3,353)	(5,741)
Investments in strategic ventures	(8,374)	(750)
Purchases of marketable securities	(156,628)	(17,968)
Sales of marketable securities	4,885	4,890
Maturities of marketable securities	61,350	23,800
Costs incurred in connection with patents	—	(717)
Net cash (used in) provided by investing activities	(104,878)	1,376
Cash flows from financing activities
Proceeds from employee stock purchase plan	2,098	1,687
Payments of employee taxes related to vested restricted stock	(4,826)	(6,246)
Principal payments made on financing obligation	(104)	(58)
Net cash used in financing activities	(2,832)	(4,617)
Net change in cash and cash equivalents	(110,130)	(4,665)
Cash and cash equivalents
Beginning of period	185,463	74,237
End of period	$75,333	$69,572
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2021 and 2020)
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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2021	2020
Accounts receivable	$39,666	$26,971
Less: Allowance for doubtful accounts	(1,610)	(1,759)
Accounts receivable, net	$38,056	$25,212

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2021	2020
Raw materials	$10,372	$8,508
Work in process	3,726	2,637
Finished goods	19,269	16,561
Inventories	$33,367	$27,706

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2021	2020
Land	$572	$572
Building	22,420	22,420
Equipment	19,212	18,255
Furniture	3,326	3,326
Leasehold improvements	786	672
Construction in progress	4,125	3,251
	50,441	48,496
Less: Accumulated depreciation	(22,284)	(20,686)
Property and equipment, net	$28,157	$27,810

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2021	2020
Acquisition consideration	$10,000	$9,914
Salaries and bonus	8,902	8,476
Commissions	6,374	2,122
Accrued vacation	4,010	5,536
Accrued excise, sales and other taxes	1,741	2,145
Clinical studies	1,411	1,420
Other accrued expenses	3,103	1,487
Accrued expenses	$35,541	$31,100

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Product Category	2021	2020	2021	2020
Peripheral	$42,295	$42,627	$129,183	$135,736
Coronary	20,978	18,548	58,803	58,263
Total net revenues	$63,273	$61,175	$187,986	$193,999

Geography
United States	$59,593	$58,122	$180,331	$185,611
International	3,680	3,053	7,655	8,388
Total net revenues	$63,273	$61,175	$187,986	$193,999

Revenue of $1,409 was recognized in the nine months ended March 31, 2021 that was deferred as of June 30, 2020. As of March 31, 2021 and June 30, 2020, the Company had a liability of $1,806 and $1,719, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

During the three months ended March 31, 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

As consideration for the acquisition of the peripheral catheters, the Company made an upfront payment of $3,353 to WavePoint. Upon 510(k) clearance of the peripheral catheters, the Company will make an additional $1,700 payment to WavePoint which will be capitalized as an intangible asset. This transaction was accounted for as an asset acquisition, resulting in acquired in process research and development (IPR&D). Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $3,353 was recognized in research and development expenses during the three and nine months ended March 31, 2021. Milestone payments made after regulatory approval are capitalized as an intangible asset and amortized over an estimated useful life of the product. Cash payments related to acquired IPR&D are reflected as an investing cash flow in the Company's Consolidated Statement of Cash Flows.

WIRION Embolic Protection System

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

5. Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization and include developed technology and trade name assets acquired in an asset acquisition, as well as costs incurred to obtain patents. Developed technology and trade name assets are amortized over 15 years. Patent costs are amortized beginning at the time of patent approval over a useful life not exceeding 20 years.

The components of intangible assets, net are as follows:

	March 31, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(1,736)	$13,888	$15,624	$(955)	$14,669
Patents	1,882	(752)	1,130	1,882	(659)	1,223
Trade name	760	(84)	676	760	(46)	714
Total intangible assets, net	$18,266	$(2,572)	$15,694	$18,266	$(1,660)	$16,606

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2021	$304
Fiscal 2022	1,216
Fiscal 2023	1,212
Fiscal 2024	1,208
Fiscal 2025	1,205
Thereafter	10,549
$15,694

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2021.

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

Payments under the initial term of the Lease Agreement as of March 31, 2021 are as follows:

Remainder of fiscal 2021	$461
Fiscal 2022	1,857
Fiscal 2023	1,913
Fiscal 2024	1,970
Fiscal 2025	2,029
Thereafter	15,376
$23,606

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	March 31,	June 30,
	2021	2020
Short-term available-for-sale debt securities	$124,781	$40,088
Long-term available-for-sale debt securities	10,649	6,276
Available-for-sale debt securities	135,430	46,364
Mutual funds	304	327
Total marketable securities	$135,734	$46,691

Available-for-sale debt securities are invested in the following financial instruments:

		As of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$45,057	$—	$—	$45,057
U.S. government securities	34,318	6	—	34,324
Corporate debt	45,175	31	(12)	45,194
Asset backed securities	10,837	18	—	10,855
Total available-for-sale debt securities	$135,387	$55	$(12)	$135,430

		As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,778	$—	$—	$9,778
U.S. government securities	6,120	1	—	6,121
Corporate debt	21,267	232	(1)	21,498
Asset backed securities	8,930	37	—	8,967
Total available-for-sale debt securities	$46,095	$270	$(1)	$46,364

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$45,057	$—	$45,057	$—
U.S. government securities	34,324	—	34,324	—
Corporate debt	45,194	—	45,194	—
Asset backed securities	10,855	—	10,855	—
Mutual funds	304	128	176	—
Total marketable securities	$135,734	$128	$135,606	$—

		Fair Value Measurements as of June 30, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$9,778	$—	$9,778	$—
U.S. government securities	6,121	—	6,121	—
Corporate debt	21,498	—	21,498	—
Asset backed securities	8,967	—	8,967	—
Mutual funds	327	99	228	—
Total marketable securities	$46,691	$99	$46,592	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2021. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of March 31, 2021 and June 30, 2020, the carrying value of these investments was $7,541 and $6,306, respectively. During the nine months ended March 31, 2021, no impairment indicators were noted. The Company is committed to funding an additional $2,700 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments. These investments are recorded within other assets on the consolidated balance sheet.

The Company also holds a strategic investment accounted for as an available-for-sale debt security, which had a carrying value and approximated fair value of $7,074 as of March 31, 2021. This investment is recorded within other assets on the consolidated balance sheet. The fair value of this investment is measured using Level 3 inputs and is not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the nine months ended March 31, 2021.

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

Restricted stock award activity for the nine months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	434,067	$38.34
Granted	295,926	$31.16
Forfeited	(20,510)	$36.07
Vested	(233,084)	$35.26
Outstanding at March 31, 2021	476,399	$35.56

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

Performance-based restricted stock award activity for the nine months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	660,622	$21.69
Granted	339,395	$12.75
Forfeited	(73,347)	$13.63
Vested	(166,086)	$13.96
Outstanding at March 31, 2021	760,584	$20.26

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

The Company leases its Texas manufacturing facility under an operating lease agreement. During the nine months ended March 31, 2021, the Company exercised its option to extend the term of this lease agreement by five years, so that it now expires in April 2026, and entered into an amendment for this extended period. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $377 and $362 for the nine months ended March 31, 2021 and 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the nine months ended March 31, 2021. There were $2,238 and $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the nine months ended March 31, 2021 and 2020, respectively.

	March 31,	June 30,
	2021	2020
Right-of-use assets
Other assets	$2,323	$427
Operating lease liabilities
Accrued expenses	490	412
Other liabilities	1,833	15
Total operating lease liabilities	$2,323	$427

Future minimum lease payments under the agreements as of March 31, 2021 are as follows:

Remainder of fiscal 2021	$126
Fiscal 2022	494
Fiscal 2023	486
Fiscal 2024	485
Fiscal 2025	483
Thereafter	403
Total lease payments	2,477
Less imputed interest	(154)
Total operating lease liabilities	$2,323

As of March 31, 2021, the weighted average remaining lease term for operating leases was 5.1 years and the weighted average discount rate used to determine operating lease liabilities was 2.53%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2021 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator
Net loss	$(6,004)	$(2,889)	$(8,136)	$(12,070)
Income allocated to participating securities	—	—	—	—
Net loss available to common stockholders	$(6,004)	$(2,889)	$(8,136)	$(12,070)
Denominator
Weighted average common shares outstanding – basic(1)	38,911,454	34,149,561	38,800,622	34,029,296
Effect of dilutive restricted stock units(2)	—	—	—	—
Effect of performance-based restricted stock awards(3)	—	—	—	—
Weighted average common shares outstanding – diluted	38,911,454	34,149,561	38,800,622	34,029,296

Earnings per common share – basic and diluted	$(0.15)	$(0.08)	$(0.21)	$(0.35)

(1)The increase in weighted average shares outstanding is primarily from the Company's offering of common stock completed in June 2020.
(2)At March 31, 2021 and 2020, 282,763 and 332,798 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At March 31, 2021 and 2020, 760,584 and 660,982 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2020. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the nine months ended March 31, 2021 represented 69% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the nine months ended March 31, 2021 represented approximately 27% of revenue.

International

Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are primarily made through OrbusNeich®. During fiscal 2021, we amended our international distribution agreement with

OrbusNeich. Pursuant to this amendment, OrbusNeich has retained exclusive or non-exclusive rights to distribute our products in the territories in which it is currently selling our products, as well as certain additional territories, with all other territorial distribution rights reverting to us. During the three months ended March 31, 2021, we engaged additional distributors to sell our products in Australia, New Zealand and Indonesia, and we intend to seek additional distributors or commence direct sales in certain territories in which OrbusNeich has non-exclusive distribution rights or no further distribution rights. International sales during the nine months ended March 31, 2021 represented approximately 4% of revenue.

Impact of COVID-19

Beginning in the three months ended March 31, 2020, we experienced a disruption in the procedures using our products as a result of the COVID-19 pandemic in the United States and internationally. Procedures were postponed, and may continue to be postponed, as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, and other governmental guidelines and restrictions. In addition, patients elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners have experienced, and we expect may continue to experience, restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts. These disruptions continued in the nine months ended March 31, 2021.

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

We have been operating our manufacturing facilities and have continued to ship product; however, we will continue to monitor federal, state and local requirements that apply to these operations and we may experience disruptions in these operations or limitations in our ability to continue producing and shipping products. Most of our office-based employees are telecommuting, and our field employees will continue to support cases in clinical settings where they continue to have access. We have taken several actions intended to protect the health and well-being of our workforce and our customers, such as implementing restrictions on access to our facilities; deploying screening, safety and rapid testing protocols for employees who work on site; utilizing remote working systems and providing home office equipment for employees; providing employees with access to coronavirus test kits and antibody tests; training employees on personal protection, hygiene and safe practices in patient care; establishing protocols for our field sales personnel for their interactions with customer and facilities; supplying personal protective equipment to employees and customers; introducing new paid leave programs for employees who have been adversely impacted by the pandemic; adopting virtual physician and sales training on the use of our devices; assisting employees in obtaining vaccines; and establishing new company-wide safety policies and a COVID-19 preparedness plan. We are monitoring developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements. We have continued to manage our expenses during the continuation of the pandemic, which includes freezing most new hiring, ceasing most travel and all in-person conference activity, and suspending work on certain product development and other internal projects. We are also engaged in ongoing business planning for the recovery period as we anticipate how our business will return to a more normalized level of activity once the pandemic and its effects subside.

We expect that the pandemic will continue to have an acute, short-term impact on our business, including as a result of the spread of new variant cases. Many factors may increase or decrease procedure volumes, including, as noted above, developments relating to social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, availability of personal protective equipment, medical facility and workforce capacity, sales representative access to facilities to support cases, availability of vaccines, and the spread of new variants. We expect that medical facilities will continue to preserve cash and they will not immediately replenish their inventories. Travel restrictions and our inability to support new accounts will continue to negatively impact our international business. We also expect that the total impact of disruptions resulting from the pandemic could be material on our financial condition, capital resources and results of operations, but we cannot predict the specific extent, or duration, of the impact of the COVID-19 pandemic on our condition, resources and results.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	Percent Change	2021	2020	Percent Change
Net revenues	$63,273	$61,175	3.4%	$187,986	$193,999	(3.1)%
Cost of goods sold	14,013	12,225	14.6	40,497	38,615	4.9
Gross profit	49,260	48,950	0.6	147,489	155,384	(5.1)
Expenses:
Selling, general and administrative	41,442	41,384	0.1	121,785	135,003	(9.8)
Research and development	13,163	9,964	32.1	31,816	31,515	1.0
Amortization of intangible assets	304	337	(9.8)	912	908	0.4
Total expenses	54,909	51,685	6.2	154,513	167,426	(7.7)
Loss from operations	(5,649)	(2,735)	106.5	(7,024)	(12,042)	41.7
Other (income) expense, net	292	107	172.9	923	(101)	(1,013.9)
Loss before income taxes	(5,941)	(2,842)	109.0	(7,947)	(11,941)	33.4
Provision for income taxes	63	47	34.0	189	129	46.5
Net loss	$(6,004)	$(2,889)	107.8	$(8,136)	$(12,070)	32.6

Comparison of Three Months Ended March 31, 2021 with Three Months Ended March 31, 2020

Net revenues. Net revenues increased by $2.1 million, or 3.4%, from $61.2 million for the three months ended March 31, 2020 to $63.3 million for the three months ended March 31, 2021. U.S. peripheral revenues were flat year-over-year at $42.1 million, while U.S. coronary revenues increased $1.5 million, or 9.4%. Despite the lingering effects of the pandemic in the current quarter, the increase in net revenues was driven by increased unit volumes compared to the three months ended March 31, 2020, when the significant COVID-19 impact began, partially offset by lower average selling prices. U.S. coronary revenue increases were also driven by an expansion of case support device usage across our accounts. International revenue was $3.7 million for the three months ended March 31, 2021, compared with international revenue of $3.1 million for the three months ended March 31, 2020. This increase was partially due to the recent CE Mark approval for our Coronary OAS in the third quarter, which enabled the commencement of Coronary OAS sales in Europe. The COVID-19 pandemic has impacted global case volumes and our ability to provide case support worldwide. In the fourth quarter of fiscal 2021, we expect our revenue will continue to be impacted by the COVID-19 pandemic's effect on case volumes, but to a lesser degree than previous quarters in fiscal 2021. Longer-term we expect revenue growth to return to recently observed normal levels driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products such as the WIRION embolic protection system, Sapphire and Jade balloons, Teleport Microcatheter, and ViperWire with Flex Tip; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold was $14.0 million for the three months ended March 31, 2021, an increase of 14.6% from $12.2 million for the three months ended March 31, 2020, led by an increase in unit volumes. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 77.9% for the three months ended March 31, 2021 from 80.0% for the three months ended March 31, 2020, primarily due to increased sales of lower margin products. We expect that gross margin in the fourth quarter of fiscal 2021 will be lower than gross margin in the three months ended March 31, 2021 due to charges we will incur in connection with upgrading saline pumps in customer accounts to our next generation Neptune pump, in addition to anticipated reduced inventory builds. We also expect to continue to be impacted by sales mix and by declining average selling prices. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.4 million for the three months ended March 31, 2021 and 2020. SG&A expense increases were led by increases in payroll-related costs including sales commissions from higher revenues. These increases were almost fully offset by year-over-year decreases from reduced costs associated with travel and meetings due to customer facility access restrictions and company-directed employee safety measures, cessation of in-person sales and physician trainings, and internal and external conferences moving to a virtual format during the pandemic. Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 include $3.1 million and $2.7 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2021 to be greater than amounts incurred for the three months ended March 31, 2021.

Research and Development Expenses. Research and development expenses increased by 32.1%, from $10.0 million for the three months ended March 31, 2020 to $13.2 million for the three months ended March 31, 2021. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, and to clinical trials. The increase was due to in process research and development (IPR&D) charges incurred with our asset acquisition of a line of peripheral microcatheters which we intend to commercialize in fiscal 2022. We expect decreased research and development expenses in the fourth quarter of fiscal 2021 as we do not anticipate additional charges associated with acquired IPR&D. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, acquisitions of IPR&D and possible charges in connection with those acquisitions, and the timing of expenditures.

Comparison of Nine Months Ended March 31, 2021 with Nine Months Ended March 31, 2020

Net revenues. Net revenues decreased by $6.0 million, or 3.1%, from $194.0 million for the nine months ended March 31, 2020 to $188.0 million for the nine months ended March 31, 2021. U.S. peripheral revenues decreased $5.9 million, or 4.4%, and U.S. coronary revenues increased $600,000, or 1.2%. Decreases in U.S. peripheral revenue were driven by decreased unit volumes in the hospital site of service as a result of the continuing effects of the COVID-19 pandemic. Decreased revenues due to volume decreases in the hospital setting were partially offset by increased volumes in office-based labs. U.S. coronary revenue increases were driven by the expansion of case support products used in coronary procedures. International revenue was $7.7 million for the nine months ended March 31, 2021, compared with international revenue of $8.4 million for the nine months ended March 31, 2020 due to the impacts of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold was $40.5 million for the nine months ended March 31, 2021, an increase of 4.9% from $38.6 million for the nine months ended March 31, 2020. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 78.5% for the nine months ended March 31, 2021 from 80.1% for the nine months ended March 31, 2020, primarily due to increased mix of lower margin products. This decrease was partially offset by product cost reductions and manufacturing efficiencies.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $121.8 million for the nine months ended March 31, 2021, a decrease of $13.2 million, or 9.8%, from $135.0 million for the nine months ended March 31, 2020. Expense decreases were driven by reduced costs associated with travel and meetings due to customer facility access restrictions, cessation of in-person sales and physician trainings, and internal and external conferences moving to a virtual format during the pandemic, in addition to lower sales commissions as a result of reduced sales due to COVID-19. Selling, general and administrative expenses for the nine months ended March 31, 2021 and 2020 include $10.5 million and $8.9 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by 1.0%, from $31.5 million for the nine months ended March 31, 2020 to $31.8 million for the nine months ended March 31, 2021. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, and to clinical trials. The increase was due to IPR&D charges incurred with our asset acquisition of a line of peripheral microcatheters which we intend to commercialize in fiscal 2022. This increase was almost fully offset by decreased activity on the ECLIPSE clinical trial as enrollments were paused at the onset of COVID-19 and only began to recommence in October 2020. Research and development expenses for the nine months ended March 31, 2021 and 2020 include $1.4 million and $1.1 million respectively, for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $211.1 million and $232.2 million at March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $376.0 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt. In June 2020, we completed a public offering of 4,227,941 shares of common stock which resulted in net proceeds to us, before expenses, of approximately $135.0 million.

A summary of our cash flow activities (in thousands) is as follows:

	Nine Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(2,420)	$(1,424)
Net cash (used in) provided by investing activities	(104,878)	1,376
Net cash used in financing activities	(2,832)	(4,617)
Net change in cash and cash equivalents	$(110,130)	$(4,665)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $2.4 million for the nine months ended March 31, 2021, primarily due to the net loss of $8.1 million, and $14.4 million relating to changes in working capital as a result of the ongoing recovery from the COVID-19 pandemic in our business, partially offset by non-cash expenditures for the nine months ended March 31, 2021.

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

Investing Activities

Net cash used in investing activities was $104.9 million for the nine months ended March 31, 2021, primarily due to investing cash from our recently completed equity offering into marketable securities. We also deployed cash into strategic investments, product acquisitions and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

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

Financing Activities

Net cash used in financing activities was $2.8 million and $4.6 million for the nine months ended March 31, 2021 and 2020, respectively, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the current COVID-19 pandemic. As discussed in the “Overview” above, the disruptions from COVID-19 have had a material impact on our financial condition and results of operations, and we cannot predict the specific extent, or duration, of the continuing impact of the COVID-19 pandemic on our condition and results. We will continue to closely monitor our liquidity and capital resources through the disruptions caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of March 31, 2021, we believe our current cash, cash equivalents and highly liquid marketable securities will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund expenses relating to compliance with our Corporate Integrity Agreement, payments under our lease agreements, payments under development agreements, future payments relating to our asset acquisition of the WIRION embolic protection system, and commitments to funding strategic investments. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of March 31, 2021 and we currently do not have plans to borrow under the Amended Loan Agreement.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss	$(6,004)	$(2,889)	$(8,136)	$(12,070)
Less: Other (income) expense, net	292	107	923	(101)
Less: Provision for income taxes	63	47	189	129
Loss from operations	(5,649)	(2,735)	(7,024)	(12,042)
Add: Stock-based compensation	3,704	3,273	12,488	10,469
Add: IPR&D charges incurred in connection with asset acquisitions	3,353	—	3,353	—
Add: Depreciation and amortization	1,056	1,088	3,143	3,152
Adjusted EBITDA	$2,464	$1,626	$11,960	$1,579

Adjusted EBITDA increased for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020 primarily due to a smaller loss from operations excluding the IPR&D charge and increased stock-based compensation in the current year.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by depreciation and amortization expense, stock-based compensation and IPR&D charges. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results. Additionally, our management is partially evaluated on the basis of Adjusted EBITDA when determining achievement of their incentive compensation performance targets. Management does not use this Adjusted EBITDA measure as a liquidity measure or in the calculation of our financial covenants under the revolving credit facility with Silicon Valley Bank.

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

In addition, we also now exclude the following item from Adjusted EBITDA:

•IPR&D charges incurred in connection with asset acquisitions. We exclude charges incurred in connection with acquired IPR&D in asset acquisitions from our non-GAAP financial measures given the one-time nature of such expense, which is not used by our management to assess the core profitability of our business operations.

Our management also believes that excluding these above items from our non-GAAP results is useful to investors to understand our operational performance, liquidity and ability to make additional investments in our company.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that our revenue will continue to be impacted by the COVID-19 pandemic during our fourth quarter, and that our revenue growth will return to recently observed normal levels longer-term; (v) our expectation that we will incur selling, general and administrative expenses in the fourth quarter of fiscal 2021 that are higher than the amounts incurred in the three months ended March 31, 2021; (vi) our expectation that gross margin in the fourth quarter of fiscal 2021 will be less than gross margin in the three months ended

March 31, 2021; (vii) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2021 that are lower than the amounts incurred in the three months ended March 31, 2021; (viii) our expectation that we will commercialize our newly acquired line of peripheral microcatheters in our fiscal 2022; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) our plan not to borrow under our loan and security agreement; and (xiii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include the ongoing COVID-19 pandemic; the ability of WavePoint to meet development milestones; technical challenges; regulatory developments, clearances and approvals; approval of our products for distribution in foreign countries; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of us, OrbusNeich and other distributors to successfully launch our products outside of the United States and Japan; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with Medikit and OrbusNeich; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; unanticipated developments during the manufacturing transfer process for the WIRION system; the efforts and success of the entities in which we have made and are committed to make strategic investments; and general economic conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the third quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 to January 31, 2021	—	—	N/A	N/A
February 1 to February 28, 2021(1)	23,264	$43.36	N/A	N/A
March 1 to March 31, 2021	—	—	N/A	N/A
	23,264	$43.36
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2021		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)