Form 10-K
period 2021-06-30
Cardiovascular Systems Inc
filed 2021-08-19
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,702.0 million based on the closing sale price as reported on The Nasdaq Stock Market LLC.
The number of shares of the registrant’s common stock outstanding as of August 13, 2021 was 40,208,079.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

We have received federal registrations in the U.S. Patent and Trademark Office (“USPTO”) of certain marks, including “CSI®” (a first and second), “CSI® (Stylized)” (a first and second), “BE CALCULATED®”, “BE CALCULATED® (stylized)”, “CSIQ®”, “CSIQ® (Stylized)”, “DIAMONDBACK®”, “DIAMONDBACK 360®” (a first and second), “DIAMONDBACK 360® (Stylized)”, “GLIDEASSIST®”, “STEALTH 360®”, “STEALTH 360® (Stylized)”, “TAKE A STAND AGAINST AMPUTATION®”, “TAKE A STAND AGAINST AMPUTATION® (Stylized), “VIPERWIRE®”, “VIPERWIRE ADVANCE®”, “VIPERWIRE ADVANCE® (Stylized)”, “VIPERSLIDE®”, VIPERSLIDE® (Stylized)”, “VIPERTRACK®”, “VIPERTRACK® (Stylized)”, “WIRION®”, “ZILIENT®”, and “ZILIENT® (Stylized)”. We have applied for federal trademark registration with the USPTO of certain marks, including “VIPERCATH”, “WIRION” (Stylized), “VIPERCROSS” and “VIPERCROSS” (Stylized). All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

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

Business Overview

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing this difficult disease state. We have developed a patented orbital atherectomy systems (“OAS”) for both peripheral and coronary clinical applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives. To date, more than 600,000 patients have been treated with our OAS devices and we continue to expand our business to serve more patients with cardiovascular disease.

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

The United States Food and Drug Administration (“FDA”) granted 510(k) clearance for various OAS devices as a therapy in patients with PAD. We refer to these products in this Form 10-K as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the fiscal year ended June 30, 2021 represented approximately 68% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the fiscal year ended June 30, 2021 represented approximately 28% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are primarily made through OrbusNeich®. OrbusNeich previously held exclusive rights to sell our OAS outside the United States and Japan, but in fiscal 2021 we amended our international distribution agreement with OrbusNeich and OrbusNeich has retained exclusive or non-exclusive rights to distribute our products in the territories in which it had been selling our products, as well as certain additional territories, with all other territorial distribution rights reverting to us. We subsequently engaged additional distributors to sell our products in Australia, New Zealand and Indonesia, and we intend to seek additional distributors or commence direct sales in certain territories in which OrbusNeich has non-exclusive distribution rights or no further distribution rights. During fiscal 2021, we received CE Mark approval for our Coronary OAS, which enabled the commencement of Coronary OAS sales in Europe.

International sales during the fiscal year ended June 30, 2021 represented approximately 4% of revenue.

Impact of COVID-19

Beginning in the three months ended March 31, 2020 and continuing through the fiscal year ended June 30, 2021, we experienced a disruption in the procedures using our products as a result of the COVID-19 pandemic in the United States and internationally. Procedures were postponed as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that resulted in reallocation of resources, and other governmental guidelines and restrictions. In addition, patients elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners experienced restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts.

In addition to the impact on procedure volumes, we experienced other disruptions as a result of the COVID-19 pandemic. For example, enrollment in our ECLIPSE clinical trial was paused for several months. Other disruptions included restrictions on the ability of our personnel and personnel of our distribution partners to travel; delays in approvals by regulatory bodies; delays in product development efforts, which has also disrupted or delayed our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limited, delayed or prevented us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the COVID-19 pandemic on their operations; temporary closures of our facilities; loss of employee productivity; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

Throughout the pandemic, we operated our manufacturing facilities and continued to ship product. Most of our office-based employees telecommuted, and our field employees continued to support cases in clinical settings where they were able to have access. We took several actions intended to protect the health and well-being of our workforce and our customers, as summarized below under Human Capital. We will continue to monitor developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements.

We are monitoring the spread of variants, including the Delta variant, and continue to track hospitalizations resulting from these variants. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases.

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

Coronary Artery Disease (“CAD”)

Coronary artery disease is the most common type of heart disease in the United States and is a life-threatening condition. CAD occurs when plaque builds up on the walls of arteries that supply blood to the heart. The plaque buildup causes the arteries to harden and narrow (atherosclerosis), reducing blood flow. The risk of calcific CAD increases with age and if a person has one or more of the following: high blood pressure, abnormal cholesterol levels, diabetes, or family history of early heart disease. Significant calcium contributes to poorer outcomes and higher treatment costs in coronary interventions when traditional therapies are used, including a significantly higher occurrence of death and major adverse cardiac events.

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

The OAS treats atherosclerotic plaque, which is harder than a normal vessel wall. The OAS is designed to differentiate between hard, diseased plaque and healthy, compliant arterial tissue, a concept that we refer to as “differential sanding.” The diamond-grit-coated crown preferentially engages and sands away harder material, but is designed not to damage more compliant parts of the artery, which flex away from the crown. Physicians position the crown at the site of a lesion containing arterial plaque and orbit the crown against it to sand away the superficial, or surface, plaque and create a smooth lumen, or channel, in the vessel. In addition, the crown’s rotating eccentric mass and orbital motion deliver pulsatile mechanical energy into the vessel wall. These pulsatile forces break up deeper plaque which may contribute to improving the compliance change of the diseased segment of the artery.

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

Our Supporting and Ancillary Products

In addition to our OAS, we offer additional products aimed at supporting procedures that use our OAS and other interventional cases.

•Guidewires. The ViperWire atherectomy guide wires are required for using the OAS and were designed to offer the ability to maneuver through tortuous, twisting blood vessels and cross challenging lesions. The OAS travels over this wire to the lesion and operates on this wire. Our newest coronary guidewire, ViperWire with Flex Tip, is a nitinol guide wire with a stainless-steel support coil that provides reduced wire bias and a flexible tip for trackability. Our ZILIENT Peripheral guidewires further expand our low-profile endovascular portfolio and feature TWISTER® Core Wire Technology, a proprietary stainless-steel core design that offers strong support with navigation and torque response. The ZILIENT guidewires are designed to get to and across lesions and include four tip load choices across two diameters.

•Catheters. We sell OrbusNeich Teleport Microcatheters in the United States through an exclusive distribution agreement with OrbusNeich. We also sell our ViperCath XC Peripheral Exchange Catheter, which is the only 200 cm exchange catheter available to address the need for an extended length catheter when performing procedures with a radial access point. We also acquired a new portfolio of variable-pitch braided peripheral support catheters that will be sold under the name of VIPERCROSSTM following FDA clearance expected in fiscal 2022, as described below under “Pursue Strategic Acquisitions and Partnerships.”

•Balloons. We sell the OrbusNeich Sapphire semi compliant (“SC”) and Sapphire non-compliant (“NC”) balloon portfolio in the United States, which includes the only 1.0mm SC balloon on the United States market. Sapphire SC balloons are optimized for lesion entry and crossing with stainless steel hypo-tube for increased pushability and kink resistance. Sapphire NC balloons are optimized for robustness under high pressure and reliable sizing. We also sell the OrbusNeich JADE® PTA balloon catheter in the United States. The JADE PTA balloon catheter series is a non-compliant, over-the-wire design used during peripheral interventions.

•Embolic Protection System. We recently launched the WIRION Embolic Protection System in the U.S. market and certain international markets. Embolic protection devices contain and remove thrombus and/or debris while performing peripheral vascular intervention. WIRION is compatible with multiple atherectomy devices.

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

Our Strategy

Our goal is to be the leading provider of solutions for the treatment of complex PAD and CAD. We intend to broaden our product offering and expand to new international markets. The key elements of our strategy include:

•Drive Adoption through Our Direct U.S. Sales Organization, Medical Education and Key Opinion Leaders. We expect to continue to drive adoption of the OAS in both hospital and office-based lab settings through the strong support of a clinically knowledgeable direct U.S. sales force focused on the needs of interventional cardiologists, vascular surgeons, interventional radiologists and their cath lab teams. A key element of our strategy is a focus on educating and training physicians about disease states, our clinical data, and proper use and application of OAS technology through programs delivered via physician faculty, our direct sales force and live and virtual seminars where physician industry leaders discuss case studies and treatment techniques using the devices.

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

•Enhance OAS and Expand Product Portfolio within the Market for Treatment of Peripheral and Coronary Arteries. In addition to continued innovation and product development on our peripheral and coronary OAS platforms, we are growing our product portfolio to offer new devices that improve outcomes and expand the patient population we can treat. See “Pursue Strategic Acquisitions and Partnerships” and “Research and Development Activities - Development Activities” for descriptions of new products in development.

•Expand Internationally. We serve a growing global patient population through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are primarily made through OrbusNeich. During fiscal 2021, we received CE Mark approval for our Coronary OAS, which enabled the commencement of Coronary OAS sales in Europe. In fiscal 2021, we engaged additional distributors to sell our products in Australia, New Zealand and Indonesia, and we intend to seek additional distributors or commence direct sales in certain territories in which OrbusNeich has non-exclusive distribution rights or no distribution rights.

•Pursue Strategic Acquisitions and Partnerships. In addition to adding to our product portfolio through internal development efforts, we are opportunistically seeking ways to expand our portfolio through acquisitions, distribution agreements, licensing transactions, manufacturing agreements and other strategic partnerships to add new product lines and technologies that leverage our sales expertise and footprint or complement our strategic objectives, including the following:

◦We have an exclusive U.S. distribution agreement with OrbusNeich to offer their full line of semi-compliant, non-compliant and specialty balloons and the Teleport Microcatheter.
◦In August 2019, we acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd., a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd.
◦In February 2021, we entered into agreements with Chansu Vascular Technologies (“CVT”) to develop novel peripheral and coronary everolimus drug-coated balloons (“DCBs”). Under the terms of the agreements signed with CVT, we will provide milestone-based financing to CVT for the development of the DCBs. Under an acquisition option agreement, upon CVT’s completion of key technical and clinical milestones in the development program, we will have exclusive rights and obligations to acquire CVT, subject to the satisfaction of closing conditions set forth in the agreement.
◦In fiscal 2021, we acquired a line of peripheral support catheters from WavePoint Medical, LLC. and we also engaged WavePoint to develop a portfolio of specialty catheters used in the treatment of chronic total occlusions (“CTO”) and complex PCI procedures.
◦In fiscal 2021, we completed a minority investment and entered into an acquisition option agreement with CarePICS, LLC, a telehealth company offering a virtual care platform designed to improve the outcomes of patients suffering from peripheral artery disease PAD, CLI and lower extremity wounds.

Research and Development Activities

Clinical Studies Summary

We study the most challenging patient populations and are committed to providing relevant clinical evidence that enables physicians to select and utilize the best treatment options for their patients. A total of 7,418 subjects (4,838 PAD and 2,580 CAD) have been enrolled in our clinical studies as of June 30, 2021. Our clinical studies incorporate rigorous long-term clinical and healthcare economic data that are critical to improving patient care and ongoing healthcare changes.

The following clinical studies were completed or in process during fiscal 2021:

•REACH-PVI. This prospective, observational, single-arm, multi-center post-market study conducted in the United States is designed to evaluate acute clinical outcomes of orbital atherectomy via transradial access for treatment of PAD in lower extremity lesions. Enrollment of 50 subjects was completed in November 2019. The study results were presented at the New Cardiovascular Horizons Conference in July 2020. The results of this study demonstrated that the use of orbital atherectomy in radial peripheral vascular interventions has a high rate of procedural and treatment success and is effective in reducing residual stenosis across all lesions. Additionally, the study demonstrated short recovery time and length of stay, key factors in patient satisfaction.

•ECLIPSE. This post-market, randomized one-to-one, multi-center trial is designed to evaluate vessel preparation with Coronary OAS Classic Crown compared to conventional angioplasty technique prior to drug-eluting stent implantation for the treatment of severely calcified lesions. Approximately 2,000 subjects will be enrolled at approximately 150 sites in the United States, and subjects will be followed for up to two years. The co-primary endpoints of acute minimum stent area (assessed by optical coherence tomography in a subset of equally randomized 500 subjects) and one-year target vessel failure are powered to demonstrate superiority of OAS vessel preparation vs. conventional angioplasty. Enrollment in ECLIPSE was paused in March 2020 due to COVID-19 and then recommenced on a limited basis in October 2020, which will delay the completion of the trial and the publication of its results.

Our clinical portfolio is expanding as we develop future studies to answer difficult questions about PAD and CAD treatment. Our clinical research continues to highlight the safety and efficacy of the OAS and current and new research illustrates our versatility in the emerging vascular market.

Development Activities

Our product research and development activities are dedicated to the development and commercialization of products that serve the peripheral and coronary vascular disease space, with emphasis toward complex arterial disease states treated by our primary customers. The focus and value proposition of our products is to enable positive acute and long-term clinical outcomes, with efficiency and predictability, in challenging patient subsets.

Research and development resources have been strategically allocated between opportunities that maximize the clinical effectiveness and user satisfaction of our OAS product line and the development of additional products that offer portfolio diversification and incremental revenue opportunities.

Specific to the peripheral vascular disease market, we will continue our commitment to patients with CLI through developing and improving a breadth of above-the-knee and below-the-knee differentiated products that treat or uniquely expand the ability of our devices to treat obstructive lesions throughout the leg and foot. During fiscal 2021, we completed integration of our WIRION embolic protection device acquisition and qualified and received FDA clearance for a series of design and process improvements leading to the commercial product launch. We continue to pursue meaningful cost reduction initiatives through design and supplier updates that enable competitive device pricing in our target markets and global sites of service now and in the future.

Within the coronary vascular disease market, we are building a portfolio of differentiated products that are used to treat complex CAD. In fiscal 2021, we received CE Mark on our Coronary OAS and launched sales of this product in Europe. Our internal development activities include a next generation OAS designed to further enhance device safety and performance and a percutaneous ventricular assist device.

We will continue to identify and pursue other new organic technologies and devices that are aimed at addressing unmet or under-met clinical or technical needs within our target markets.

Sales and Marketing

We market and sell the majority of our products through a direct sales force in the United States, with direct shipments to hospitals or clinics. We have targeted sales and marketing efforts to interventional cardiologists, vascular surgeons and interventional radiologists with experience using similar catheter-based procedures, such as angioplasty, stenting, and directional or laser atherectomy. Professional education is also a key element of our sales strategy. In the United States, our products are primarily sold to hospitals and office-based labs.

We target our marketing efforts to practitioners through medical conferences, seminars, peer-reviewed journals and marketing materials. Our sales and marketing program focuses on:

•showing the safety and efficacy of our products through clinical results;
•educating physicians on the prevalence and complications of calcium in PAD and CAD; and
•developing relationships with key opinion leaders.

We are party to a purchasing agreement with HealthTrust Purchasing Group, L.P. (“HPG”), which was extended in fiscal 2021 to expire on February 1, 2025. HPG acts as a group purchasing organization for the healthcare providers belonging to HPG as participants. Under the purchasing agreement, all of HPG’s participants located in the United States or its territories are eligible to purchase our OAS and related products at prices set forth in the purchasing agreement. The purchasing agreement may be terminated at any time, without cause, by HPG upon at least 60 days’ prior written notice to us. Either party may terminate the purchasing agreement upon the occurrence of a material breach by the other party that goes uncured for 30 days following receipt of written notice of such breach. If the purchasing agreement with HPG were to be terminated, our financial results would be materially adversely affected.

Sales of our products outside of the United States are currently made entirely through distributors.

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. With the COVID-19 pandemic in fiscal 2020, we did not experience this same pattern of seasonality due to the significant decrease in procedure volumes in the quarter ended June 30, 2020.

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

We are registered with the FDA as a medical device manufacturer and comply with the FDA’s Quality System Regulation (“QSR”). We have opted to maintain a Quality Management System to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries that have entered into Mutual Recognition Agreements with the European Union. We are ISO 13485:2016 certified, and our renewal is due in December 2021. Under these registrations, our plants are audited by the FDA and our Notified Body. The Stealth 360 Peripheral OAS has received CE Mark. We are registered as a Foreign Medical Device Manufacturer in Japan and our Quality Management System certification will be required to be renewed in June 2026.

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

Outside of the United States, in January 2019, we received reimbursement approval for our Coronary OAS Classic Crown in Japan. In connection with our international distribution agreements, we or our authorized distributors will seek reimbursement approvals in other countries in connection with the commercial introductions of our products, to the extent that reimbursement is available and subject to local rules and regulations.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our OAS competes with a variety of other products or devices for the treatment of vascular disease, including stents, balloon angioplasty catheters and atherectomy catheters, as well as products used in vascular surgery. Competitors in the stent, balloon angioplasty and microcatheter market segments include Abbott Laboratories, Boston Scientific, Medtronic, Cook Medical, Johnson & Johnson, Becton Dickinson, Terumo, Asahi, Teleflex and Cordis. We also compete against manufacturers of atherectomy catheters and other products designed to treat vascular disease, including Medtronic, Philips/Spectranetics, Boston Scientific, Ra Medical, Angiodynamics, Shockwave, Avinger, and Becton Dickinson, as well as manufacturers that may enter the market due to the increasing demand for treatment of vascular disease. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of PAD and CAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures.

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
•predictable clinical performance;
•availability of clinical data;
•ease of use;
•economic benefit achieved by streamlining procedures and durable long-term outcomes;
•key opinion leader support and customer base; and
•customer service and support.

We are aware of a company, Cardio Flow, Inc., developing an orbital atherectomy system that could potentially compete with our products. On August 27, 2012, we entered into a Settlement Agreement with Lela Nadirashvili, the widow of Dr. Leonid Shturman, our founder, relating to the ownership of certain patents invented by Dr. Shturman. Ms. Nadirashvili assigned her rights under the Settlement Agreement, including the right to utilize certain patents, to Cardio Flow. On April 6, 2018, we filed a breach of contract action against Cardio Flow, alleging that Cardio Flow has developed or is in the process of developing an atherectomy device that incorporates elements belonging exclusively to us, in violation of the Settlement Agreement. We sought damages and a permanent injunction preventing Cardio Flow from taking further steps to develop or attempt to develop an atherectomy device that incorporates the elements that belong exclusively to us. The court granted Cardio Flow’s motion for summary judgment to dismiss our claims but we are appealing this decision and are continuing to pursue our claims against Cardio Flow vigorously.

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

On June 28, 2016, we entered into a Settlement Agreement with the U.S. government, acting through the U.S. Attorney’s Office for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (the “OIG”) and Travis Thams to resolve a DOJ investigation of whether we violated the False Claims Act. In connection with the resolution of this matter, we entered into a five-year corporate integrity agreement (the

“Corporate Integrity Agreement”) with the OIG. The Corporate Integrity Agreement required that we maintain our existing compliance programs and imposed certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including establishment of specific procedures and requirements regarding consulting activities, co-marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs. The term of the Corporate Integrity Agreement expired on June 27, 2021, although we are required to submit a final report to the OIG in August 2021, after which we expect to have the Corporate Integrity Agreement officially closed by the OIG.

The federal Physician Payments Sunshine Act (the “Sunshine Act”) and certain state laws require persons to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals. Effective January 1, 2021, the Sunshine Act expanded the reporting requirements to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives. Public reporting under the Sunshine Act and implementing Open Payment regulations has resulted in increased scrutiny of the financial relationships between industry, physicians, teaching hospitals and other covered recipients.

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and, ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the FDA and, as we continue our international expansions, regulatory agencies outside the United States may impose extensive compliance and monitoring obligations on us and our operations. Additionally, the time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. For example, the primary regulatory environment in Europe with respect to medical devices is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union, although actual implementation of these directives may vary on a country-by-country basis. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of submission of a design dossier, self-assessment by the manufacturer, a third-party assessment, and review of the design dossier by a “Notified Body.” This third-party assessment generally consists of an audit of the manufacturer’s quality system and manufacturing site, as well as review of the technical documentation used to support application of the CE Mark to one’s product and possibly specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. The new European Medical Device Regulation (the “EU MDR”) came into effect in May 2021, which substantially expanded the applicable premarket and postmarket requirements in Europe.

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

Environmental Regulation and Sustainability

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

We are committed to operating our business in a responsible manner, which includes improving our corporate sustainability. We have several conservation programs in place intended to reduce our energy usage, including the installation of automatic light sensors throughout our headquarters facility and the replacement of fluorescent lighting with LED lighting. We are updating our building management system to optimize how the HVAC system is operating in order to further reduce energy costs. We seek to reduce waste generation by maintaining high manufacturing yields and recycling cardboard and electronics waste.

Human Capital

We are committed to creating and maintaining a safe, diverse and inclusive community for all employees while we serve our patients and fulfill our mission.

As of June 30, 2021, we had 780 full-time employees, including:

•432 in commercial organizations;
•106 in research and development and clinical;
•157 in manufacturing and quality; and
•85 in general and administration.

All of our employees are located in the United States: as of June 30, 2021, 351 based in and out of our corporate headquarters in Minnesota (including headquarters-based employees who have worked remotely throughout the pandemic), 71 based in our Pearland, Texas facility, and 358 field-based sales and training employees throughout the country.

We recognize that the needs of employees are different. As such, we have a Workflex program that enables our office-based employees flexibility in how and where their work is performed, including hybrid and remote working arrangements. Once the COVID-19 pandemic subsides, we expect that many of our office-based employees will continue to work remotely or through a hybrid workplace model, which will enable us to have increased flexibility in the use of our office space, expand the talent pool for office employees beyond the geographic areas in which we currently operate, and further promote employee well-being by giving our employees more flexibility in how and where they operate while still successfully meeting their job responsibilities and objectives.

None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have never experienced any employment-related work stoppages and we consider our employee relations to be good. Our voluntary turnover rate in fiscal 2021 was 13%.

The Human Resources and Compensation Committee of our Board of Directors oversees our human capital management programs and receives regular reports on key aspects related to total rewards programs, talent development, succession planning, organizational health metrics, and diversity and inclusion efforts.

The key factors of our human capital program are as follows:

•Mission and Core Values. Our culture is centered around our Mission of Saving Limbs, Saving Lives, Every Day, which guides us in our relationships with customers, business partners, investors and each other. We operate through our core values of Accountability, Community, Courage, Excellence, Integrity and Velocity. These core values drive our behaviors and are used in our decision-making. Our employees are committed to our Mission and are proud that their work helps us to fulfill it.

In addition, we have adopted a comprehensive Code of Conduct and several supporting policies and procedures intended to instill a commitment to ethical behavior and legal compliance across our company. We provide regular training on these matters and expect our employees to conduct our business with the highest integrity. Employees are required to certify that they read the Code of Conduct on an annual basis. Employees are encouraged to approach their managers if they believe violations of company standards or policies have occurred, and they are also encouraged and able to make confidential and anonymous reports using an online or telephone hotline hosted by a third party provider.

•Total Rewards. Our total rewards philosophy is focused on attracting, retaining and motivating employees by creating a comprehensive Total Rewards strategy that supports the physical, emotional and financial well-being of employees and their families. We do this through competitive compensation and benefit programs, ensuring incentives and pay align with differentiated performance, offering a mix that accounts for short-term reward with long-term retention and providing choice to account for diverse individual needs. Particular examples include market-competitive base pay, Annual Bonus Plan, paid time off, parental leave, health insurance (including medical, dental and vision), retirement and savings plans, an employee stock purchase plan, short- and long-term disability insurance, equity awards to all employees, and wellness programs and services to encourage physical, mental and financial well-being. We regularly analyze and evaluate our compensation and benefit programs and benchmark our programs against the market and our industry peers.

•Employee Development. Employee development and growth is a key focus of our human capital efforts. These efforts are centered around our CSI Values & Competency Model, which provides a common language for managers and employees to identify strengths and development opportunities. Individual actions supporting ongoing growth are then translated into an individual development plan designed to support and enhance employees’ professional growth. Employees receive annual performance reviews, which are discussed during quarterly performance and development check-in meetings. We offer internally posted development assignments that allow employees to assume special assignments that align with their specific career goals. In addition, we offer leadership development programs to support the growth of every level of leader. Our managers participate in growth networks intended for leaders to share successes, challenges and experiences in order to help each other along the development journey and continually practice our core values. We engage in annual succession planning throughout the organization. Additionally, we offer tuition reimbursement for courses taken in pursuit of an undergraduate or graduate degree.

•Health and Safety. Health and safety issues are fundamental considerations in our operations. We are committed to protecting our employees by maintaining a safe workplace and promoting employee well-being. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our facilities. Our training programs are focused on the particular risks that our employees face in our normal operations, including hazardous materials, emergency procedures and appropriate conduct at customer sites.

In response to the COVID-19 pandemic, we took several actions intended to protect the health and well-being of our workforce, such as implementing restrictions on access to our facilities; deploying screening, testing and safety protocols for employees who work on site; utilizing remote working systems and providing home office equipment for employees; providing employees with access to coronavirus test kits and antibody tests; training employees on personal protection, hygiene and safe practices in patient care; establishing protocols for our field sales personnel for their interactions with customer and facilities; supplying personal protective equipment to employees; introducing new paid leave programs for employees who have been adversely impacted by the crisis; establishing new company-wide safety policies and a COVID-19 preparedness plan; and assisting employees in obtaining access to vaccines.

•Diversity and Inclusion Initiatives. We are committed to advancing diversity and inclusion in our workplace. We take pride in our diverse team and we celebrate the unique talents, experiences and perspectives that our team members bring to the company. We believe that having a richly diverse workforce allows us to better serve a diversity of patients and customers and leads to innovative ideas and solutions that help us better fulfill our Mission. We strive to deliver our Mission through a commitment to transforming our culture and workforce by delivering value through our differences, creating positive change, ensuring equal access to opportunities, and seeking courageous and unhindered dialogues where people can be themselves.

In 2020, we established a formal diversity and inclusion program intended to create sustainable cultural change, led by our executive leadership and driven through diverse cross-functional teams. The program goals are to increase candidate diversity, grow an internal diverse talent pool to improve diversity at senior leadership levels, ensure an inclusive culture where employees have the ability to be their authentic self, and create a positive impact in addressing disparities in healthcare and the communities we serve. Also in 2020, our President and Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge.

Our workforce was made up of 40% female employees and 22% racially or ethnically diverse employees as of June 30, 2021, with 27% and 7% of management positions held by female and racially or ethnically diverse individuals, respectively.

•Communications and Engagement. We keep our employees informed on key developments in our business and provide various forums for their voices to be heard. In addition to regular written announcements, messages and communications from members of the executive team, our President and Chief Executive Officer leads both quarterly Town Hall meetings to ensure our employees receive timely business updates and quarterly manager meetings to address areas of particular importance. In these meetings, all participants can anonymously ask questions, which are addressed by the executive team. We have introduced an enhanced company intranet site that highlights important business matters, profiles our employees, and provides our employees with resources that help them more efficiently do their jobs. We also regularly conduct employment surveys in order to gauge employee engagement, better understand the employee experience, and identify areas for focus and improvement.

•Community Involvement. All employees are provided one paid day off for volunteer activities and several of our internal departments engage in group volunteer activities. We participate on a corporate level with various charitable initiatives that are consistent with our Mission. We believe that engagement with our community helps us to give back and enhances employee pride.

Information About our Executive Officers

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
Scott R. Ward	61	Chairman, President and Chief Executive Officer
Jeffrey S. Points	44	Chief Financial Officer
Rhonda J. Robb	53	Chief Operating Officer
Ryan D. Egeland	46	Chief Medical Officer
John M. Hastings	41	Executive Vice President of Operations and Technology
Stephen J. Rempe	48	Chief Human Resources Officer
Alexander Rosenstein	49	General Counsel and Corporate Secretary
Sandra M. Sedo	57	Chief Compliance Officer
David S. Whitescarver	63	Vice President of Corporate Development and Intellectual Property

Scott R. Ward, Chairman, President and Chief Executive Officer.   Mr. Ward has been a member of our Board of Directors since November 2013 and has served as its Chairman since November 2014. Mr. Ward served as our Interim President and Chief Executive Officer beginning in November 2015, and in August 2016, Mr. Ward was appointed as our President and Chief Executive Officer. From 2013 until 2019, Mr. Ward served as a Managing Director at SightLine Partners, an investment manager focused on private medical technology, digital health and life sciences companies. From 1981 to 2010, Mr. Ward was employed by Medtronic, Inc. and held a number of senior leadership positions. Mr. Ward was Senior Vice President and President of Medtronic’s CardioVascular business from May 2007 to November 2010. Prior to that he was Senior Vice President and President of Medtronic’s Vascular business from May 2004 to May 2007, Senior Vice President and President of Medtronic’s Neurological and Diabetes business, from February 2002 to May 2004, and President of Medtronic’s Neurological business from January 2000 to January 2002. He was Vice President and General Manager of Medtronic’s Drug Delivery business from 1995 to 2000. Prior to that, Mr. Ward led Medtronic’s Neurological Ventures in the successful development of new therapies. Mr. Ward serves on the boards of several private companies.

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

John M. Hastings, Executive Vice President of Operations and Technology. Mr. Hastings joined us in October 2017 as Vice President of Manufacturing and Operations and was promoted to Executive Vice President of Operations and Technology in July 2021. Prior to joining us, he held several leadership positions at St. Jude Medical and Abbott Laboratories from June 2005 to March 2010 and July 2012 to September 2017, most recently as a Senior Site Director, Operations from March 2014 to September 2017. Mr. Hastings also served as Director of Engineering at American Medical Systems from May 2010 to July 2012.

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

Item 1A.    Risk Factors.

Risks Relating to Our Business and Operations

Outbreaks of contagious diseases, such as the novel coronavirus, COVID-19, and other public health crises may impact our business and operations, which could materially adversely affect our financial condition and results of operations.

We experienced a disruption in procedures using our products and in our operations as a result of the COVID-19 outbreak in the United States and internationally. Public health crises, including an outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic like COVID-19, could significantly disrupt our business. The effects of such a public health crisis may include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; legal actions threatened or commenced against us by employees, customers or others who allege that our actions or inactions relating to safety measures led to their exposure to COVID-19 or other personal injury; and adverse impacts on the national and global economies. The extent of the COVID-19 pandemic may be further aggravated by the spread of new, more viral or deadly variants. Public health crises and pandemics, such as the outbreak of COVID-19, will also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The United States and world economies could enter into periods of sustained recession or depression, which could materially adversely affect our business. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, and, we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak or any other outbreak of a contagious disease or other public health crisis on our financial condition and results. Furthermore, the global COVID-19 pandemic continues to evolve and we do not yet know the full extent and duration of its impact. The full extent to which a public health crisis will directly or indirectly impact our business and results will depend on future developments that are highly uncertain and difficult to predict. Finally, to the extent a public health crisis adversely affects our business, results and prospects, it may also have the effect of heightening many of the other risks described in this section.

We have a history of net losses and a short commercialization experience, and we may continue to incur losses.

We were profitable in fiscal 2018 but have incurred net losses in each prior fiscal year since our formation in 1989 and most recently in fiscal 2019, 2020 and 2021. For the years ended June 30, 2021, 2020, and 2019, we had net losses of $(13.4) million, $(27.2) million, and $(0.3) million, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $381.4 million. We expect to continue to incur significant expenses for sales and marketing, research and development, and manufacturing as we expand our product offering, launch our business in international markets, continue to commercialize the Peripheral OAS and the Coronary OAS and develop and commercialize future versions of the Peripheral OAS, the Coronary OAS, and any future products. Additionally, we expect that our general and administrative expenses will increase to support business growth. If we are unable to balance revenue growth and cost management, our operating losses may continue.

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

The availability of insurance coverage and reimbursement for newly approved medical devices and procedures is uncertain. The commercial success of our products is substantially dependent on whether third-party insurance coverage and reimbursement for the use of such products and related services are available. We expect our products to continue to be purchased by hospitals and other providers who will then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and private insurers, for the services provided to patients. While third-party payors are currently providing reimbursement for our products, we can give no assurance that these third-party payors will continue to provide adequate reimbursement for use of the Peripheral OAS, the Coronary OAS and our other products to permit hospitals and doctors to consider the products cost-effective for patients requiring treatment, or that current reimbursement levels for our products will continue. In addition, the overall amount of reimbursement available for PAD and CAD treatment could decrease in the future. For example, CMS recently released its proposed 2022 physician payment schedule, which includes a proposed rate reduction for peripheral vascular codes. If CMS adopts this proposal, the reimbursement available for the use of certain of our products could be reduced. In addition, we expect that the American Medical Association CPT lower extremity revascularization codes will be subject to a review process potentially commencing in Fall 2021, which could also result in a decrease in the reimbursement available for the use of certain of our products. Failure by hospitals and other users of our products to obtain sufficient reimbursement could cause our business to suffer.

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

In addition, in June 2016, we entered into a Settlement Agreement with the U.S. government, acting through the U.S. Attorney for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (the “OIG”), and Travis Thams, and a five-year Corporate Integrity Agreement with the OIG. The term of the Corporate Integrity Agreement expired on June 27, 2021 and we are required to submit a final report to the OIG. In the event of a breach of the Settlement Agreement or the Corporate Integrity Agreement, or in the event of future allegations of our violations of healthcare laws, we could be excluded from participation in federal health care programs. If third-party coverage and reimbursement for our products is limited or not available, the acceptance of our products and, consequently, our business will be substantially harmed.

We have limited data and experience regarding the safety and efficacy of the Peripheral OAS and the Coronary OAS. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect market acceptance of these products.

Because our technology is relatively new in the treatment of PAD and CAD, we have performed clinical trials only with limited patient populations. The long-term effects of using the Peripheral OAS and the Coronary OAS in a large number of patients have not been studied and the results of short-term clinical use of the Peripheral OAS or the Coronary OAS do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We are conducting and developing several clinical trials, and there are substantial risks and uncertainties involved in these trials. We must devote substantial resources to our clinical trials, clinical trials often take several years to develop and conduct, there are difficulties involved in locating sites and patients to participate in our clinical trials, and the results of every trial are uncertain until the trial is completed. Furthermore, our active and future clinical trials may take substantially longer than we anticipate to develop, enroll, conduct and complete. These uncertainties could adversely impact our financial results, our reputation and the reputation of our products. For example, enrollment in ECLIPSE was paused from March to October 2020 due to COVID-19, which will delay the completion of the trial and the publication of its results.

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

We have been and are substantially dependent on the sales of the Peripheral OAS and the Coronary OAS and seek to diversify our product portfolio. We plan to add to our product portfolio through both internal development efforts and through acquisitions, distribution agreements, licensing transactions, manufacturing agreements and other strategic partnerships. We have several products in development, and we have also entered into distribution agreements for the sale of OrbusNeich products by us in the United States and the sale of our products in Japan by Medikit and in the rest of the world by OrbusNeich and other distributors. New products may also include updated and improved versions of our existing products and of existing OrbusNeich products that we sell.

These new products and technologies may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, clinical trial requirements and results, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Development of new products may take substantially longer than we anticipate, or we may decide to cease development of a product. For example, in 2018 we entered into an agreement with Aerolase Corp. for the co-development of a new vascular laser device, but we ceased this development in fiscal 2020. We have experienced delays in the development of our new percutaneous ventricular assist device. For example, we had targeted initiation of a first-in-human feasibility study for this device during fiscal 2021 but have not yet initiated this study. We have also ceased or paused the development of certain other products. Moreover, in fiscal 2020, the COVID-19 pandemic and other factors caused delays in our product development and product launch efforts, which has caused and will cause delays in our ability to launch the affected products, if we are able to complete their development and launch them at all. Even if we successfully develop or introduce new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot provide certainty as to when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause our products or technologies to become obsolete, causing our revenues and operating results to suffer.

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

We rely on third-party suppliers to provide us with certain components of our products and to provide key components or supplies to our customers for use with our products and to sterilize our products prior to final packaging. We rely on single source suppliers for certain components of the Peripheral OAS and the Coronary OAS, including the diamond-grit-coated crown, and for our ViperSlide Lubricant. In some cases, we do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single source suppliers. Although we have entered into long-term supply agreements with Fresenius Kabi AB for the supply of ViperSlide and with Abrasive Technology, Inc. for the supply of the diamond-grit-coated crowns, there can be no assurance that these agreements will guarantee uninterrupted supply or that we will be able to renew these agreements on favorable terms, or at all. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing and sterilization for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers’ demands. These suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us.

As of the filing of this report, companies in the United States and around the world have experienced a disruption in the supply of certain electronic components, which may adversely affect us and our ability to obtain these components in a timely manner, in the volumes we require, or at all. In addition, the prices of these components and other supplies we rely upon in the manufacture of our products may rise.

Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in our products or in the sterilization of our products, or price increases of these supplies, would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

We intend to continue to sell our products internationally in the future, but we may experience difficulties in obtaining or maintaining approval to do so or in successfully marketing our products internationally even if approved.

Currently, substantially all of our revenues are in the United States. In fiscal 2018, commercial sales of certain of our products commenced in Japan, which became the first international market for our products, and in fiscal 2019, we commenced sales in certain countries in Southeast Asia, Europe and the Middle East under our distribution agreement with OrbusNeich. We continued to expand sales of our products into additional countries in these regions in fiscal 2020 and 2021. Our ability to sell our products outside of the United States through our distributors is and will continue to be subject to foreign regulatory requirements, and we may incur substantial time and expense in seeking these approvals. Although our products have been cleared or approved by the FDA, regulatory authorities in other countries may not approve the same products for sale in their countries. Attempting to obtain these foreign approvals could result in significant delays and expenses for us and require additional clinical trials. We will be subject to substantial requirements relating to our international expansion, including differing regulatory, import, marketing and distribution requirements and different levels and structures of reimbursement and payment. There can be no guarantee that we will receive approval to sell our products in any additional countries or that any of our approvals will be maintained, nor can there be any guarantee that any sales would result even if such approval is received. We will be substantially reliant upon Medikit, OrbusNeich and other international distribution partners for our international sales, and any failure of such distributors to effectively sell our products could have a material adverse effect on our international efforts and harm our financial position. The COVID-19 pandemic has adversely affected the international markets and the ability of our distributors to grow the markets for our products in other countries. Travel restrictions and our inability to support new accounts has negatively impacted our progress in international markets. In addition, we will incur substantial expenses in connection with international expansion, particularly with respect to our efforts to train physicians on the safe and effective use of our products. Our inability to successfully enter international markets and manage business on a global scale could negatively affect our financial results.

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

On March 30, 2017, we completed the sale of our corporate headquarters. In connection with such sale, we entered into a lease agreement for our corporate headquarters, which has an initial term of fifteen years, with four consecutive renewal options of five years each. Under this lease, we are obligated to pay a base annual rent in the first year of $1.6 million with annual escalations of 3%. In fiscal 2021, we renewed the lease for our manufacturing facility in Pearland, Texas for an additional five years. If we are unable to make required rent payments or comply with the other covenants contained in the leases, the respective landlords could take certain actions against us, up to and including termination of the lease, which could have an adverse impact on our business, results of operations or financial conditions.

Our stock price is volatile and subject to significant fluctuations.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, medical device, biotechnology and other life sciences companies have historically been particularly volatile. Our common stock traded as low as $27.70 and as high as $48.28 per share during the 12-month period ended June 30, 2021. Factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

We rely on information and communication systems in our manufacturing and in the conduct of our business. If there is any failure or interruption of these systems, such an incident could cause failures or disruptions in our customer relationship systems or product manufacturing. In addition, we could be subject to a cyber incident, such as an intentional attack or an unintentional event that involves a third party gaining unauthorized access to our systems or to the systems of business partners of ours who hold or have access to information regarding us, such as our suppliers and vendors, or a third party gaining access to software programs developed by third parties, any of which could disrupt our operations, corrupt our data, or result in release of our confidential information. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our systems or networks. To date, none of these actual or attempted attacks has had a material effect on our operations or financial condition. Although we have systems and processes designed to detect and prevent security breaches, the technology used by parties seeking unauthorized access to our systems is rapidly changing and we are not fully insulated from technology disruptions that could adversely impact us and we may not be able to timely and adequately detect and prevent any breaches. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential information of third parties, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or the systems of any of our business partners results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, customer confidence in us could be diminished, and our operations could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, as well as government enforcement actions, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for most employees, and we expect many of our employees to continue to work remotely even after the pandemic subsides, and those employees may use outside technology and systems that are more vulnerable to security breaches, service interruptions, data loss or malicious attacks than our internal systems. The occurrence of any failures, interruptions or cyber incidents could cause a loss of business or damage to our reputation and have a material effect on our business, financial condition, results of operations and cash flows.

The effects of hurricanes, flooding and other natural disasters and other external events may impact our sales, inventories and supply availability, which could adversely affect our financial condition and results of operations.

In August and September 2017, Hurricanes Harvey and Irma made landfall along the Texas Gulf Coast and in the State of Florida, respectively, bringing high winds, unprecedented rain and extreme flooding to those areas, and there have been additional hurricanes and flooding in those areas since that time. A significant portion of our sales is generated from these areas. Procedure volumes in the Houston area and in Florida decreased during the pendency and immediate aftermath of the hurricanes and flooding, which decreased the number of our products used during this time. Any sustained decrease in procedure volumes from hurricanes and other natural disasters, and other external events, such as political unrest, acts of war or terrorism, that affect any areas in which our customers are located will result in decreased sales in these areas and could have a material adverse effect on our financial condition and results of operations.

In addition, we maintain a 46,000-square foot production facility in Pearland, Texas, which is just outside of Houston in southeast Texas. The storms referenced above and their aftermath did not cause damage to our Pearland facility. However, this facility suffered power loss and disruption of operations during the winter of 2021 due to severe storms in Texas. Any future loss of operations at the Pearland facility as a result of natural disasters and other external events eliminates an alternate production source in the event that our manufacturing capacity at the Minnesota facility is disrupted for any reason.

We also rely on third parties to manufacture certain of our products and components of our products, some of which are located outside of the United States. Any disruptions to their ability to manufacture these products or components as a result of hurricanes, flooding and other natural disasters and other external events, such as political unrest, acts of war or terrorism, could have a material effect on our ability to manufacture and supply our products.

Any disruptions in our ability and the ability of third parties to timely manufacture and supply our products to our customers could cause us to experience delays in recognizing revenue or even to lose sales altogether, and any additional hurricanes, flooding or other natural disasters or other external events, such as political unrest, acts of war or terrorism, affecting areas in which our products are sold could result in decreased numbers of cases using our products. Any of these events could have a material adverse effect on our financial condition and results of operations.

We may acquire new products, technologies, businesses or companies and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, we may fail to realize expected benefits or harm our existing business.

We have acquired new products from other companies and may seek to acquire additional products, technologies, businesses or companies in the future. We may not be able to successfully integrate newly acquired products, technologies, businesses or companies into our operations, and the process of integration could be expensive and time consuming, and may strain our resources. Furthermore, we may not be successful in commercializing acquired products or technologies. Other risks associated with acquisitions may include:

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

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. For example, since commercialization of the Peripheral OAS, we have had instances of recalls, including a recall of our OAS saline infusion pump in April 2017 and other smaller recalls of particular lots of certain products. Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.

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

We are subject to laws and customer standards prohibiting, among other things, “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties and loss of business. Additionally, any challenges to or investigations into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

The federal healthcare program Anti-Kickback Statute, and similar state and foreign laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians as well as requiring reporting of payments to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The Sunshine Act requires us to collect and report certain data on payments and other transfers of value to physicians, teaching hospitals and other covered recipients. In addition, foreign countries in which are products are or will be sold may have similar disclosure requirements.

Public reporting under the Sunshine Act and implementing Open Payments regulations has resulted in increased scrutiny of the financial relationships between industry, physicians, teaching hospitals and other covered recipients. These anti-kickback, public reporting and aggregate spend laws and the fraud and abuse laws affect our sales, marketing, promotional and clinical activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements, and clinical trials. If we were to offer or pay inappropriate inducements to purchase our products, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state and foreign laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to government healthcare programs or other payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities.

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

Finally, our customers have their own codes of conduct and standards with which we must comply to do business with them. If a customer determines that we or our sales representatives have violated these codes and standards, they may cease to do business with us, which would adversely affect our revenue and results of operations.

Compliance with the terms and conditions of our Corporate Integrity Agreement has required significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

On June 28, 2016, we entered into a five-year Corporate Integrity Agreement with the OIG. The term of the Corporate Integrity Agreement expired on June 27, 2021 and we are required to submit a final report to the OIG. The Corporate Integrity Agreement required that we maintain a broad array of processes, policies and procedures necessary, which require a significant portion of management’s attention and the application of significant resources. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors were, are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the Corporate Integrity Agreement. Although the term of the Corporate Integrity Agreement has expired, the OIG will still review our final report and must formally close it out. Furthermore, we have certain continuing obligations under the Corporate Integrity Agreement. In the event of a breach of the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our business, revenues, earnings and cash flows.

Our international expansion subjects us to increased legal and regulatory requirements, which could have a material effect on our business.

In February 2018, Medikit, our exclusive distributor in Japan, commenced sales of our Coronary OAS Micro Crown, and, in July 2018, we entered into a distribution agreement with OrbusNeich to sell our Peripheral and Coronary OAS outside of the United States and Japan. In fiscal 2021, we entered into agreements with other distributors for additional international territories. Sales by OrbusNeich commenced in certain countries in Southeast Asia, Europe and the Middle East in fiscal 2019, with additional countries added by OrbusNeich and other distributors in fiscal 2020 and 2021. Movement into these and other international markets subjects us and our products to different and increased laws and regulations, including foreign medical device regulations; tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as in the United States; increased financial accounting and reporting burdens and complexities; import and export laws; privacy laws such as the European General Data Protection Regulation; and the Foreign Corrupt Practices Act and similar anti-corruption laws. Although we have and will continue to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, as well as those companies to which we will outsource certain aspects of our business operations, including those based in foreign countries where practices that violate such U.S. laws may be customary, will comply with our internal policies. Medikit and OrbusNeich may appoint sub-distributors of our products and we will have limited ability to control the actions of these sub-distributors, but we may be held responsible by governmental authorities for the actions of these sub-distributors. We will incur additional compliance costs associated with global operations, and any alleged or actual violations of these laws and regulations could subject us to government scrutiny, severe criminal or civil fines, sanctions and other liabilities, and prohibitions on business conduct, and could negatively affect our business, reputation, operating results, and financial condition. The sale and use of our devices is also subject to reimbursement and third-party payor systems in other countries, which may involve lower reimbursement than in the United States and increased pricing pressure, resulting in lower revenue and margins on our products sold outside of the United States. Furthermore, geopolitical developments in international markets, such as the recent unrest and political developments in Hong Kong, where OrbusNeich is headquartered, could have a negative effect on the ability or us or our distributors to operate and sell our products or disrupt the supply chain for our suppliers and products, all of which would negatively affect our business.

New regulatory requirements will impose additional burdens on us, and our business could be adversely affected if we are unable to satisfy all applicable new requirements in a timely fashion.

New regulations impacting our products are periodically adopted. These regulations may require us to change our existing product designs in order to continue marketing our products, which could result in increased expenditures and in risks that we may be unable to successfully change our designs to satisfy the new requirements. For example, the new EU MDR came into effect in May 2021. We have taken steps to ensure our compliance with EU MDR but we could experience unforeseen delays, which could delay or prevent our ability to sell products in the European market. Any delays in selling our products resulting from non-compliance with EU MDR and other new regulatory requirements could have a material adverse effect on our business.

Healthcare reform legislation could adversely affect our operating results and financial condition.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control healthcare costs and, more generally, to reform the U.S. healthcare system, some of which have been enacted into law, such as the Patient Protection and Affordable Care Act (the “Patient Act”). The Patient Act and any additional healthcare proposals and laws that may be enacted in the future could also limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The Patient Act and future healthcare legislation could adversely affect our revenue and financial condition. The U.S. Congress has in the past considered legislation to repeal, modify or replace the Patient Act and there have been multiple challenges to the Patient Act through the U.S. court system. Although the Patient Act has survived these court challenges, these efforts may continue. We cannot predict the outcome of these legislative and judicial efforts and, as a result, we cannot predict the effect that any such repeal, modification or replacement will have on our business and results of operations.

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, and the European Union’s General Data Protection Regulation. These laws affect how we collect and use data of our employees, consultants, customers and other parties. Furthermore, these laws impose substantial requirements that require the expenditure of significant funds and employee time to comply, and additional states and countries are enacting new data privacy and security laws, which will require future expansion of our compliance efforts. We also rely on third-parties to host or otherwise process some of this data, and any failure by a third party to prevent security breaches could have adverse consequences for us. In addition, the FDA has issued guidance to which we may be subject with respect to data security for medical devices. We will need to expend additional resources and make significant investments to comply with data privacy and security laws. Our failure to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

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

In addition, there is an increasing focus by investors, customers and suppliers on environmental and social issues. Our investors, customers and suppliers have adopted, or may adopt, policies that include environmental and social standards with which they expert or desire us to comply. These environmental or social standards and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, these third parties may seek to cease to do business with us, either through divestiture of their stock holdings or ceasing to purchase products from us or supplying products to us, which could harm our reputation, revenue and results of operations.

The impact of restrictive trade policies in the United States and the potential corresponding actions by other countries could adversely affect our financial performance.

The U.S. federal government has implemented tariffs on certain products imported into the United States from China, and the Chinese government has responded with retaliatory tariffs on certain products, including medical devices, exported from the United States to China. In addition, changes by the U.S. government to the status of Hong Kong, where OrbusNeich is headquartered, which will subject Hong Kong to the same economic policy barriers as mainland China, could negatively affect the pricing and supply chain of products sold to and purchased from OrbusNeich, which could make it more difficult to expand the sales of these products and negatively affect our financial results. We cannot predict whether the United States will implement additional trade restrictions with respect to China or other countries and how such countries would respond to such trade restrictions. If these tariffs continue or are expanded, it would be more difficult to sell our products in China or other markets outside of the United States, if we seek to expand into the Chinese or other markets in the future. In addition, these tariffs may increase the costs of procuring component parts for our products from China or other countries. Restrictive trade policies may also harm the United States and global economies generally, which would adversely affect our business in a variety of ways, including reducing the market for our products, causing a downturn in the trading price of our common stock, and restricting access to credit if we seek it for future growth.

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

Item 4.        Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We trade on the Nasdaq Global Select Market under the symbol “CSII.” The number of record holders of our common stock on August 13, 2021 was approximately 84. No cash dividends have been previously paid on our common stock and none are anticipated during the year ending June 30, 2022.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents the information with respect to purchases made by us of our common stock during the fourth quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 to April 30, 2021	—	—	N/A	N/A
May 1 to May 31, 2021(1)	1,660	$35.17	N/A	N/A
June 1 to June 30, 2021	—	—	N/A	N/A
	1,660	$35.17
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

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock (“CSII”) with the return of the Standard & Poor’s 500 Stock Index (“S&P”) and the S&P Health Care Index (“S&P HC”) from June 30, 2016 through June 30, 2021. The comparisons assume $100 was invested on June 30, 2016 in our common stock, the S&P 500 Stock Index and the S&P Health Care Index and also assumes that any dividends are reinvested. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance.

Item 6.        Selected Financial Data.

The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 and Item 302 of Regulation S-K described in SEC Release No. 33-10890.

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

The United States Food and Drug Administration (“FDA”) granted 510(k) clearance for various OAS devices as a therapy in patients with PAD. We refer to these products in this Form 10-K as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the fiscal year ended June 30, 2021 represented approximately 68% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the fiscal year ended June 30, 2021 represented approximately 28% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are primarily made through OrbusNeich. OrbusNeich previously held exclusive rights to sell our OAS outside of the United States and Japan, but in fiscal 2021, we amended our international distribution agreement with OrbusNeich and OrbusNeich has retained exclusive or non-exclusive rights to distribute our products in the territories in which it had been selling our products, as well as certain additional territories, with all other territorial distribution rights reverting to us. We subsequently engaged additional distributors to sell our products in Australia, New Zealand and Indonesia, and we intend to seek additional distributors or commence direct sales in certain territories in which OrbusNeich has non-exclusive distribution rights or no further distribution rights

International sales during the fiscal year ended June 30, 2021 represented approximately 4% of revenue.

Impact of COVID-19
Refer to Part I, Item 1 of this Form 10-K for a discussion of the impact of the COVID-19 pandemic on our business.

FINANCIAL OVERVIEW

Net Revenues.    We derive substantially all of our revenues from the sale of the Peripheral OAS, the Coronary OAS and other products in the United States. The Peripheral OAS and the Coronary OAS each use a disposable, single-use, low-profile catheter that travels over our proprietary ViperWire guide wire. The OAS uses a saline infusion pump as a power supply for the operation of the catheter. Additional products include catheters, guidewires, balloons, embolic protection devices and other OAS support devices.

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. With the COVID-19 pandemic in fiscal 2020, we did not experience this same pattern of seasonality due to the significant decrease in procedure volumes in the quarter ended June 30, 2020.

Cost of Goods Sold.    We assemble the single-use catheter with components purchased from third-party suppliers, as well as with components manufactured in-house. Balloons, guidewires, embolic protection devices and certain catheters are purchased from third-party suppliers. Our cost of goods sold consists primarily of raw materials, direct labor, manufacturing overhead, and purchased finished goods.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include compensation for executive, sales, marketing, finance, information technology, human resources and administrative personnel, including stock-based compensation and facilities overhead. Other significant expenses include insurance, information technology, marketing costs, professional fees and professional education.

Research and Development Expenses.    Research and development expenses include costs associated with the design, development, testing, enhancement and regulatory approval of our products. Research and development expenses include employee compensation (including stock-based compensation), supplies and materials, consulting expenses, patent expenses, write-offs of capitalized patent costs, travel and facilities overhead. We also incur significant expenses to operate clinical trials, including trial design, third-party fees, clinical site reimbursement, data management and travel expenses. Research and development expenses are expensed as incurred. Costs of in process research and development (“IPR&D”) projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred.

Other (Income) and Expense, Net.    Other (income) and expense, net primarily includes interest expense from amounts owed under the lease of our headquarters facility and interest income from money market funds and other investments in marketable securities.

Net Operating Loss Carryforwards.    We have established valuation allowances to fully offset our deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred assets, particularly in light of our historical losses. The future use of net operating loss carryforwards is dependent on us attaining profitable operations and will be limited in any one year under Internal Revenue Code Section 382 due to significant ownership changes (as defined in Section 382) resulting from our equity financings. At June 30, 2021, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $299.9 million. Those resulting from losses incurred prior to fiscal 2019 will expire at various dates through fiscal 2037, while those resulting from losses incurred subsequent to fiscal 2019 are eligible to be carried forward indefinitely.

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

Stock-Based Compensation.    We have stock-based compensation plans that include nonvested share awards and stock options and an employee stock purchase plan. We determine the fair value of nonvested share awards with market conditions using the Monte Carlo simulation. Fair value of nonvested share awards that vest based upon performance or time conditions is determined by the closing market price of our stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest. Fair value of shares purchased under the employee stock purchase plan is estimated on the grant date, which is the first date in the six-month purchase period. Stock-compensation expense is recognized over the purchase period based on the anticipated amount of shares to be purchased. Management’s key assumptions are developed with input from independent third-party valuation specialists. During the years ended June 30, 2021, 2020 and 2019, we recorded stock-based compensation expense of $16.2 million, $13.6 million, and $11.3 million, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods:

Comparison of Fiscal Year Ended June 30, 2021 with Fiscal Year Ended June 30, 2020

	Year Ended June 30,
	2021	2020	Change	Percent Change
Net revenues	$258,973	$236,545	$22,428	9.5%
Cost of goods sold	61,131	48,759	12,372	25.4
Gross profit	197,842	187,786	10,056	5.4
Gross margin	76.4%	79.4%	(3.0)%	(3.8)
Expenses:
Selling, general and administrative	167,498	169,969	(2,471)	(1.5)
Research and development	41,061	43,355	(2,294)	(5.3)
Amortization of intangible assets	1,216	1,234	(18)	(1.5)
Total expenses	209,775	214,558	(4,783)	(2.2)
Loss from operations	(11,933)	(26,772)	14,839	(55.4)
Other (income) and expense, net	1,236	233	1,003	430.5
Loss before income taxes	(13,169)	(27,005)	13,836	(51.2)
Provision for income taxes	252	231	21	9.1
Net loss	$(13,421)	$(27,236)	$13,815	(50.7)

Net Revenues.    Net revenues increased by $22.4 million, or 9.5%, from $236.5 million for the year ended June 30, 2020 to $259.0 million for the year ended June 30, 2021. For much of the fiscal year, our fiscal 2021 revenues lagged the prior year period as a result of the ongoing recovery from the COVID-19 pandemic. However, our fiscal fourth quarter revenues in 2021 exceeded our fiscal fourth quarter 2020 revenues by $28.4 million, or 67%. This year-over-year revenue increase was largely due to declining COVID-19-related hospitalizations in the current year period and an increase in procedure volumes using our products, coupled with the severe impact of the pandemic in the prior year period. In the latter half of fiscal 2021, we also launched new products and expanded product offerings to new markets. Our worldwide peripheral revenues grew by $10.5 million, or 6.3%, to $176.9 million. Our worldwide coronary revenues grew by $11.9 million, or 17.0%, to $82.0 million. International revenues grew 8.3% to $11.3 million.

Subject to the potential impact that the continuing COVID-19 pandemic may have, we expect to continue growing revenue driven by increasing the number of physicians using the devices; increasing the usage per physician; the use of new and improved products such as the JADE balloons, ViperCross Microcatheters, and the WIRION Embolic Protection System;

generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold.    Cost of goods sold increased 25.4%, from $48.8 million for the year ended June 30, 2020 to $61.1 million for the year ended June 30, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires, pumps, and other ancillary products. The increase in cost of goods sold was due to greater unit volumes of OAS sold to the office-based lab site of service and international markets, as well as interventional support products. These products also carry a lower gross margin profile, as gross margin decreased to 76.4% for the year ended June 30, 2021 from 79.4% for the year ended June 30, 2020. In addition to the impact of our product mix, we incurred non-recurring charges to our cost of goods sold in fiscal 2021 related to committed future customer pump replacements and other inventory and production-related matters. While these charges are not expected to occur in fiscal 2022, we expect that gross margin for the year ending June 30, 2022 will be similar to the year ended June 30, 2021, as we continue to expand into the OBL site of service, introduce new products with a lower margin profile, expand into international markets, and see slight declines in our average selling prices. Quarterly gross margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances. If the pandemic extends longer than we anticipate or we experience lingering factors previously described leading to depressed unit volumes, this would negatively impact gross margin in the form of higher unit costs.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses decreased by $2.5 million, or 1.5%, from $170.0 million for the year ended June 30, 2020 to $167.5 million for the year ended June 30, 2021. These decreases were primarily driven by reduced travel and costs associated with substantially reduced live meetings and events as a result of COVID-19. We also did not incur any bad debt expense during the year ended June 30, 2021. These decreases were partially offset by increased sales commissions, bonus, and stock-based compensation. Selling, general, and administrative expenses for the years ended June 30, 2021 and 2020 include $13.4 million and $11.3 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase slightly as revenue grows in fiscal 2022, but at a rate less than the rate of revenue growth.

Research and Development Expenses.    Research and development expenses decreased by $2.3 million, or 5.3%, from $43.4 million for the year ended June 30, 2020 to $41.1 million for the year ended June 30, 2021. Research and development expenses relate to the specific programs to develop new products or expand into new markets, such as the development of new versions of and support products for our Peripheral and Coronary OAS, as well as PAD and CAD clinical studies. The decrease was primarily due to decreased activity on the ECLIPSE clinical trial as enrollments were paused at the onset of COVID-19 and only began to recommence in October 2020. In fiscal 2020, research and development expenses also included $4.2 million of charges related to patents within our product portfolio and pipeline that were no longer tied to current or future commercial activities. These decreases were partially offset by IPR&D charges incurred with our asset acquisition of a line of peripheral microcatheters which we intend to commercialize in fiscal 2022, as well as increased costs relating to our percutaneous ventricular assist device program. Research and development expenses for the years ended June 30, 2021 and 2020 include $2.1 million and $1.7 million, respectively, for stock-based compensation. We expect to incur a greater amount of research and development expenses in fiscal 2022 than was incurred for the year ended June 30, 2021, as we expect a full year of activity on the ECLIPSE clinical trial and as we make further investments in expanding our product portfolio. Fluctuations could occur based on the number of projects and studies, the timing of expenditures and further delays brought on by COVID-19.

Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for a comparative discussion of our financial results for the fiscal year ended June 30, 2020 as compared with the fiscal year ended June 30, 2019.

NON-GAAP FINANCIAL INFORMATION

To supplement our consolidated financial statements prepared in accordance with GAAP, our management uses a non-GAAP financial measure referred to as “Adjusted EBITDA.” Reconciliations of this non-GAAP measure to the most comparable U.S. GAAP measure for the respective periods can be found in the following tables. In addition, an explanation of the manner in which our management uses this measure to conduct and evaluate our business, the economic substance behind our management’s decision to use this measure, the substantive reasons why our management believes that this measure provides useful information to investors, the material limitations associated with the use of this measure and the manner in which our management compensates for those limitations is included following the reconciliation table.

	Year Ended June 30,
	2021	2020
Net loss	$(13,421)	$(27,236)
Less: Other (income) and expense, net	1,236	233
Less: Provision for income taxes	252	231
Loss from operations	(11,933)	(26,772)
Add: Stock-based compensation	16,230	13,612
Add: IPR&D charges incurred in connection with asset acquisitions	3,353	—
Add: Depreciation and amortization	4,312	4,179
Adjusted EBITDA	$11,962	$(8,981)

Adjusted EBITDA increased as compared to the prior year due to a smaller loss from operations excluding the IPR&D charge and increased stock-based compensation in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $71.1 million and $185.5 million at June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $381.4 million. The decrease in cash and cash equivalents is primarily attributable to investing of excess cash into short-term marketable securities.

A summary of our cash flow activities is as follows:

	Year Ended June 30,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(884)	$(12,765)	$10,208
Net cash used in investing activities	(112,709)	(8,669)	(54,352)
Net cash (used in) provided by financing activities	(800)	132,660	2,121
Net change in cash and cash equivalents	$(114,393)	$111,226	$(42,023)

	As of June 30,
	2021	2020	2019
Cash and marketable securities	$207,038	$232,154	$122,672

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $884,000 for the year ended June 30, 2021, primarily due to the net loss of $13.4 million, and $13.1 million relating to changes in working capital as a result of the ongoing recovery from the COVID-19 pandemic in our business, partially offset by non-cash expenditures such as stock-based compensation and the charges incurred in connection with our acquisition of peripheral microcatheters.

Net cash provided by operating activities was $(12.8) million for the year ended June 30, 2020, largely driven by our net loss of $27.2 million. The outbreak of the COVID-19 pandemic significantly impacted our revenues, which adversely affected our cash flows from operations. Operating cash flows were less than our net loss due to the impact of non-cash expense items such as stock-based compensation, depreciation and amortization, and patent cost write-offs. Operating cash flows were also impacted by changes in working capital accounts, which were largely driven by the impact of COVID-19 on our operations. These include reduced accounts receivable and higher inventories as of June 30, 2020 as a result of lower sales volumes in our fiscal fourth quarter.

Investing Activities

Net cash used in investing activities was $112.7 million for the year ended June 30, 2021, primarily due to investing cash from our equity offering into marketable securities. We also deployed cash into strategic investments, product acquisitions and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

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

Financing Activities

Net cash used in financing activities was $800,000 for the year ended June 30, 2021, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

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

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in Part I, Item 1 of this Form 10-K, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but once the pandemic subsides we expect our U.S. business to return to a more normalized pre-pandemic level of operations and activity. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of June 30, 2021, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisitions of the WIRION embolic protection system and peripheral microcatheters. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and no amounts are outstanding as of June 30, 2021. We currently do not have plans of borrowing under the Amended Loan Agreement.

INFLATION

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

No recently issued accounting standards are expected to have a material impact on our consolidated results of operations or financial position.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-K and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) the expectation of selling our products, including recently approved products, future products and products we distribute, domestically and internationally in the future, the timing and structure of our plans to do so, regulatory approval of such products, and the specific countries and products to be sold, either by us or through distributors; (ii) our strategy and growth; (iii) the competitive benefits of our products; (iv) potential strategic acquisitions and partnerships; (v) our products in development and product development activities; (vi) our sustainability efforts; (vii) seasonality in our business; (viii) reimbursement of our products; (ix) our current and anticipated clinical studies, including the results and timing of such studies; (x) our expectation that our revenue will continue to grow; (xi) our expectation of increased selling, general and administrative expenses and the rate of such growth; (xii) our expectation that gross margin in fiscal 2022 will be similar to fiscal 2021; (xiii) our expectation that our current facilities will be adequate for the foreseeable future; (xiv) our plans to continue to expand our sales and marketing efforts as well as our product portfolio and clinical studies; (xv) our intention to file additional patents and our efforts to protect our intellectual property; (xvi) our expectation that we will incur research and development expenses in fiscal 2022 greater than amounts incurred for fiscal 2021; (xvii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xviii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xix) our dividend expectations; (xx) our ability to obtain regulatory approvals to market our products; (xxi) our plan not to borrow under our loan and security agreement; (xxii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements; and (xxiii) our overall expectations regarding the impact of COVID-19 on our business.

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

These factors include the ongoing COVID-19 pandemic and the impact and scope thereof on us, our distribution partners, the supply chain and physicians and facilities, including government actions related to the COVID-19 outbreak, material delays and cancellations of procedures, delayed spending by healthcare providers, and distributor and supply chain disruptions; regulatory developments, clearances and approvals; approval of our products for distribution outside of the United States; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of us and our distribution partners to successfully launch our products outside of the United States; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with distribution partners; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the effects of hurricanes, flooding, and other natural disasters on our business; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; the potential impact of any future strategic transactions; and general economic conditions.

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

Our cash and cash equivalents as of June 30, 2021 include liquid money market accounts. Additionally, we have certain available-for-sale debt securities. See Notes 1 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on these available-for-sale debt securities. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cardiovascular Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cardiovascular Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Performance-Based Restricted Stock Awards with Market Conditions
As described in Notes 1 and 8 to the consolidated financial statements, the Company granted performance-based restricted stock awards with market conditions that vest based on the Company’s total shareholder return relative to total shareholder return of a peer group, as measured by the closing prices of the stock of the Company and its peer group for the period as defined in the award agreement, which resulted in the Company recognizing stock-based compensation expense of $5.1 million for the year ended June 30, 2021. With the assistance of a specialist, management determined the fair value of the performance-based restricted stock awards with market conditions using the Monte Carlo simulation model.

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
August 19, 2021

We have served as the Company’s auditor since at least 2003, which includes periods before the Company became subject to SEC reporting requirements.

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)

	June 30, 2021	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$71,070	$185,463
Marketable securities	135,968	46,691
Accounts receivable, net	40,033	25,212
Inventories	32,313	27,706
Prepaid expenses and other current assets	5,285	2,617
Total current assets	284,669	287,689
Property and equipment, net	28,894	27,810
Intangible assets, net	15,376	16,606
Other assets	23,628	7,414
Total assets	$352,567	$339,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	14,061	11,539
Accrued expenses	38,189	31,100
Deferred revenue	2,400	1,867
Total current liabilities	54,650	44,506
Long-term liabilities
Financing obligation	20,596	20,818
Deferred revenue	2,194	4,707
Other liabilities	4,169	696
Total liabilities	81,609	70,727
Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,215,554 at June 30, 2021 and 39,675,865 at June 30, 2020	39	39
Additional paid in capital	652,288	631,559
Accumulated other comprehensive income	11	269
Accumulated deficit	(381,380)	(363,075)
Total stockholders’ equity	270,958	268,792
Total liabilities and stockholders’ equity	$352,567	$339,519

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2021	2020	2019
Net revenues	$258,973	$236,545	$248,017
Cost of goods sold	61,131	48,759	47,680
Gross profit	197,842	187,786	200,337
Expenses:
Selling, general and administrative	167,498	169,969	167,700
Research and development	41,061	43,355	33,166
Amortization of intangible assets	1,216	1,234	296
Total expenses	209,775	214,558	201,162
Loss from operations	(11,933)	(26,772)	(825)
Other (income) expense, net:
Interest expense	1,735	1,973	1,684
Interest income and other, net	(499)	(1,740)	(2,444)
Total other (income) expense, net	1,236	233	(760)
Loss before income taxes	(13,169)	(27,005)	(65)
Provision for income taxes	252	231	190
Net loss	$(13,421)	$(27,236)	$(255)

Basic & diluted earnings per share	$(0.35)	$(0.79)	$(0.01)

Basic & diluted weighted average shares outstanding	38,832,002	34,275,957	33,535,759

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2021	2020	2019
Net loss	$(13,421)	$(27,236)	$(255)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(258)	191	78
Adjustment for net gain realized and included in interest income and other, net	—	—	—
Total change in unrealized gain on available for sale securities	(258)	191	78
Comprehensive loss	$(13,679)	$(27,045)	$(177)

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share and share amounts)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2018	$33	$461,927	$101	$(327,591)	$134,470
Impact from adoption of ASU 2016-01	—	—	(101)	101	—
Stock-based compensation related to restricted stock awards, net	1	10,355	—	—	10,356
Shares withheld for payroll taxes	—	—	—	(1,791)	(1,791)
Exercise of stock options at $8.75 per share	—	196	—	—	196
Employee stock purchase plan activity	—	4,890	—	—	4,890
Unrealized gain on available-for-sale debt securities	—	—	78	—	78
Net loss	—	—	—	(255)	(255)
Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Proceeds from offering of common stock	5	134,974	—	—	134,979
Stock-based compensation related to restricted stock awards, net	—	12,677	—	—	12,677
Shares withheld for payroll taxes	—	—	—	(6,303)	(6,303)
Employee stock purchase plan activity	—	5,194	—	—	5,194
Unrealized gain on available-for-sale debt securities	—	—	191	—	191
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(27,236)	(27,236)
Balances at June 30, 2020	$39	$631,559	$269	$(363,075)	$268,792
Stock-based compensation related to restricted stock awards, net	—	15,080	—	—	15,080
Shares withheld for payroll taxes	—	—	—	(4,884)	(4,884)
Employee stock purchase plan activity	—	5,649	—	—	5,649
Unrealized loss on available-for-sale debt securities	—	—	(258)	—	(258)
Net loss	—	—	—	(13,421)	(13,421)
Balances at June 30, 2021	$39	$652,288	$11	$(381,380)	$270,958
The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(13,421)	$(27,236)	$(255)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	3,096	2,945	3,150
Amortization of intangible assets	1,216	1,234	296
Charges incurred in connection with acquired IPR&D	3,353	—	—
Provision for doubtful accounts	—	1,300	125
Write-off of patent costs	—	4,206	800
Stock-based compensation	16,230	13,612	11,266
Amortization of premium (accretion of discount) on marketable securities	1,432	(109)	(55)
Loss on disposal of property and equipment and other	268	170	42
Changes in assets and liabilities
Accounts receivable	(14,821)	9,503	(4,915)
Inventories	(4,607)	(9,648)	(1,453)
Prepaid expenses and other assets	(1,962)	1,319	(393)
Accounts payable	2,073	576	566
Accrued expenses and other liabilities	8,239	(8,906)	2,918
Deferred revenue	(1,980)	(1,731)	(1,884)
Net cash (used in) provided by operating activities	(884)	(12,765)	10,208
Cash flows from investing activities
Expenditures for property and equipment	(3,954)	(3,369)	(2,665)
Acquisitions	(3,353)	(5,741)	—
Purchases of long-term investments	(14,404)	(750)	(3,055)
Purchases of marketable securities	(199,138)	(38,782)	(47,892)
Sales of marketable securities	6,885	7,290	150
Maturities of marketable securities	101,255	33,400	—
Costs incurred in connection with patents	—	(717)	(890)
Net cash used in investing activities	(112,709)	(8,669)	(54,352)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	4,238	4,076	3,752
Payment of employee taxes related to vested restricted stock	(4,884)	(6,303)	(1,791)
Exercise of stock options	—	—	196
Net proceeds from offering of common stock	—	134,979	—
Principal payments made on financing obligation	(154)	(92)	(36)
Net cash (used in) provided by financing activities	(800)	132,660	2,121
Net change in cash and cash equivalents	(114,393)	111,226	(42,023)
Cash and cash equivalents
Beginning of period	185,463	74,237	116,260
End of period	$71,070	$185,463	$74,237
Supplemental cash flow information
Interest paid	$1,649	$1,659	$1,684
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

The following table shows the allowance for doubtful accounts activity:

Amount
Balance at June 30, 2018	$800
Provision for doubtful accounts	125
Write-offs	(312)
Balance at June 30, 2019	613
Provision for doubtful accounts	1,300
Write-offs	(154)
Balance at June 30, 2020	1,759
Provision for doubtful accounts	—
Write-offs	(158)
Balance at June 30, 2021	$1,601

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

The Company leases its Texas manufacturing facility under an operating lease agreement that expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Warranty Costs

The Company provides its customers with the right to receive a replacement if a product is determined to be defective at the time of shipment. Warranty reserve provisions are estimated based on Company experience, volume, and expected warranty claims. During the year ended June 30, 2021, the Company announced a program to upgrade customer saline pumps that will be reaching end of service over the coming 24-36 months and recorded a charge of $2,997. As of June 30, 2021, the Company’s warranty liability was $2,770, of which $966 was recorded in accrued expenses on the Company’s consolidated balance sheet and $1,804 was recorded in other liabilities on the Company’s consolidated balance sheet.

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

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing, enhancement and regulatory approval of the Company’s products. Research and development expenses include employee compensation

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(including stock-based compensation), supplies and materials, consulting expenses, patent expenses, write-offs of capitalized patent costs, travel and facilities overhead. The Company also incurs significant expenses to operate clinical trials, including trial design, third-party fees, clinical site reimbursement, data management and travel expenses. Research and development expenses are expensed as incurred. Costs of in process research and development (“IPR&D”) assets acquired as part of an asset acquisition that have no alternative future use are expensed when incurred. Milestone payments made after regulatory approval are capitalized as an intangible asset and amortized over an estimated useful life of the product. Cash payments related to acquired IPR&D are reflected as an investing cash flow in the Company's consolidated statement of cash flows.

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

As of June 30, 2021, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	June 30,
	2021	2020
Accounts receivable	$41,634	$26,971
Less: Allowance for doubtful accounts	(1,601)	(1,759)
Accounts receivable, net	$40,033	$25,212

Inventories

Inventories consist of the following:

	June 30,
	2021	2020
Raw materials	$11,621	$8,508
Work in process	3,469	2,637
Finished goods	17,223	16,561
Inventories	$32,313	$27,706

Property and Equipment, Net

Property and equipment consists of the following:

	June 30,
	2021	2020
Land	$572	$572
Building	22,420	22,420
Equipment	21,203	18,255
Furniture	3,376	3,326
Leasehold improvements	804	672
Construction in progress	2,848	3,251
	51,223	48,496
Less: Accumulated depreciation	(22,329)	(20,686)
Total Property and equipment, net	$28,894	$27,810

Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2021	2020
Salaries and bonus	$11,699	$8,476
Acquisition consideration	10,000	9,914
Commissions	7,869	2,122
Accrued vacation	3,011	5,536
Clinical studies	1,478	1,420
Accrued excise, sales and other taxes	1,464	2,145
Other	2,668	1,487
Total Accrued expenses	$38,189	$31,100

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue

A summary of the Company’s accounting policies related to revenue recognition in accordance with ASC 606 can be found in Note 1 above. The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Year Ended June 30,
Product Category	2021	2020	2019
Peripheral	$176,941	$166,412	$178,896
Coronary	82,032	70,133	69,121
Total net revenues	$258,973	$236,545	$248,017

Geography
United States	$247,624	$226,063	$240,114
International	11,349	10,482	7,903
Total net revenues	$258,973	$236,545	$248,017

Revenue of $1,979 was recognized in the year ended June 30, 2021 that was deferred as of June 30, 2020. As of June 30, 2021 and June 30, 2020, the Company had a liability of $1,985 and $1,719, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

In fiscal 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

As consideration for the acquisition of the peripheral catheters, the Company made an upfront payment of $3,353 to WavePoint. Upon 510(k) clearance of the peripheral catheters, the Company will make an additional $1,700 payment to WavePoint which will be capitalized as an intangible asset. This transaction was accounted for as an asset acquisition, resulting in acquired IPR&D. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $3,353 was recognized in research and development expenses during the year ended June 30, 2021.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The components of intangible assets, net are as follows:

	June 30, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$15,624	$(1,997)	$13,627	$15,624	$(955)	$14,669
Patents	1,866	(780)	1,086	1,882	(659)	1,223
Trade name	760	(97)	663	760	(46)	714
Total intangible assets, net	$18,250	$(2,874)	$15,376	$18,266	$(1,660)	$16,606

Amortization expense expected for the next five years and thereafter is as follows:

Fiscal 2022	$1,215
Fiscal 2023	1,211
Fiscal 2024	1,207
Fiscal 2025	1,204
Fiscal 2026	1,201
Thereafter	9,338
$15,376

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding under the Revolver as of June 30, 2021.

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

Future payments under the initial term of the lease agreement as of June 30, 2021 are as follows:

2022	$1,857
2023	1,913
2024	1,970
2025	2,029
2026	2,090
Thereafter	13,286
$23,145

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	June 30,	June 30,
	2021	2020
Short-term available-for-sale debt securities	129,908	40,088
Long-term available-for-sale debt securities	5,748	6,276
Available-for-sale debt securities	135,656	46,364
Mutual funds	312	327
Total marketable securities	135,968	46,691

Available-for-sale debt securities are invested in the following financial instruments:

		As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,361	$—	$—	$47,361
U.S. government securities	20,229	1	—	20,230
Corporate debt	57,134	12	(12)	57,134
Asset backed securities	10,922	10	(1)	10,931
Total available-for-sale debt securities	$135,646	$23	$(13)	$135,656

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,778	$—	$—	$9,778
U.S. government securities	6,120	1	—	6,121
Corporate debt	21,267	232	(1)	21,498
Asset backed securities	8,930	37	—	8,967
Total available-for-sale debt securities	$46,095	$270	$(1)	$46,364

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,361	$—	$47,361	$—
U.S. government securities	20,230	—	20,230	—
Corporate debt	57,134	—	57,134	—
Asset backed securities	10,931	—	10,931	—
Mutual funds	312	136	176	—
Total marketable securities	$135,968	$136	$135,832	$—

		Fair Value Measurements as of June 30, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$9,778	$—	$9,778	$—
U.S. government securities	6,121	—	6,121	—
Corporate debt	21,498	—	21,498	—
Asset backed securities	8,967	—	8,967	—
Mutual funds	327	99	228	—
Total marketable securities	$46,691	$99	$46,592	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended June 30, 2021. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of June 30, 2021 and June 30, 2020, the carrying value of these investments was $12,458 and $6,306, respectively. During the year ended June 30, 2021, no impairment indicators were noted. The Company is committed to funding an additional $1,710 into one of these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments. These investments are recorded within other assets on the consolidated balance sheet.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which have carrying values and approximated fair values of $8,199 as of June 30, 2021. These investments are recorded within other assets on the

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated balance sheet. The fair value of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the year ended June 30, 2021.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan, which was amended and restated on March 12, 2020 (the “Amended 2017 Plan”), for the purpose of granting equity awards to employees, directors, and consultants. The Amended 2017 Plan allows for the granting of up to 3,607,523 shares of common stock as approved by the Board of Directors or committees thereof in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. As of June 30, 2021, there were 1,045,018 shares available for grant under the Amended 2017 Plan.

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

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2018	22,321	$8.75
Exercised	(22,321)	$8.75
Options outstanding at June 30, 2019	—	$—
Granted	45,186	$38.13
Forfeited	(2,658)	$38.13
Options outstanding at June 30, 2020	42,528	$38.13
Granted	47,712	$35.67
Forfeited	(4,834)	$37.61
Options outstanding at June 30, 2021	85,406	$36.78

During the years ended June 30, 2021 and 2020, the Company granted nonqualified stock options to certain employees. Options granted vest over a three year service period. Shares to be issued upon exercise of these options will be new share issuances. The Company determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, will be recognized as expense on a straight-line basis over the options’ vesting periods. No options were exercisable during the year ended June 30, 2021. There were no options granted during the year ended June 30, 2019. As of June 30, 2021, there was approximately $650, net of the effect of estimated forfeitures, of total unrecognized compensation expense related to nonvested stock options.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	455,216	$24.77
Granted	262,727	$35.53
Forfeited	(27,143)	$29.05
Vested	(215,855)	$23.23
Outstanding at June 30, 2019	474,945	$31.36
Granted	195,231	$46.32
Forfeited	(22,977)	$36.75
Vested	(213,132)	$29.77
Outstanding at June 30, 2020	434,067	$38.34
Granted	298,881	$31.20
Forfeited	(27,008)	$35.85
Vested	(237,998)	$35.19
Outstanding at June 30, 2021	467,942	$35.61

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2021, 2020 and 2019, the Company estimated its weighted average forfeiture rate at 17.5%, 17.0% and 18.0%, respectively. As of June 30, 2021, there was approximately $6,300 of total unrecognized compensation expense, net of the effect of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. Fiscal 2021 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2020 compared to the closing prices for the 90 trading days preceding July 1, 2023. Fiscal 2020 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2019 compared to the closing prices for the 90 trading days preceding July 1, 2022. Fiscal 2019 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2018 compared to the closing prices for the 90 trading days preceding July 1, 2021. The aggregate maximum shares granted were as follows:

Performance Measurement	2021	2020	2019
Total shareholder return	339,395	207,891	225,325

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance-based restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	531,178	$12.69
Granted	225,325	$22.33
Forfeited	(2,631)	$18.64
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(25,948)	$16.48
Vested	(275,193)	$11.97
Outstanding at June 30, 2020	660,622	$21.69
Granted	339,395	$12.75
Forfeited	(73,347)	$13.63
Vested	(166,086)	$13.96
Outstanding at June 30, 2021	760,584	$20.26

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2021, there was approximately $6,405 of total unrecognized compensation expense related to nonvested performance-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. Stock-based compensation expense associated with performance-based restricted stock was $5,117 for the year ended June 30, 2021.

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

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2018	335,869	$15.94
Granted	21,162	$38.28
Converted to common stock	(2,855)	$21.01
Restricted stock units outstanding at June 30, 2019	354,176	$17.23
Granted	20,689	$46.50
Converted to common stock	(125,352)	$17.65
Forfeited	(2,316)	$46.97
Restricted stock units outstanding at June 30, 2020	247,197	$19.19
Granted	35,566	$31.80
Restricted stock units outstanding at June 30, 2021	282,763	$20.77

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that was approved by the Company’s stockholders in November 2015 (“2015 ESPP”) and replaced the previous employee stock purchase plan that expired on May 31, 2016. The 2015 ESPP provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective period. Employees purchased 137,863 shares at an average price of $30.74 per share during the year ended June 30, 2021. Shares reserved under the 2015 ESPP at June 30, 2021 totaled 1,256,792.

Stock-Based Compensation Expense

The following amounts were recognized as stock-based compensation expense in the consolidated statements of operations:

Year Ended June 30, 2021	Restricted Stock Awards & Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$692	$—	$90	$782
Selling, general and administrative	11,225	1,056	1,090	13,371
Research and development	1,844	—	233	2,077
Total stock-based compensation expense	$13,761	$1,056	$1,413	$16,230

Year Ended June 30, 2020	Restricted Stock Awards & Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$564	$—	$62	$626
Selling, general and administrative	9,511	865	878	11,254
Research and development	1,554	—	178	1,732
Total stock-based compensation expense	$11,629	$865	$1,118	$13,612

Year Ended June 30, 2019	Restricted Stock Awards	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$281	$—	$65	$346
Selling, general and administrative	7,899	810	905	9,614
Research and development	1,136	—	170	1,306
Total stock-based compensation expense	$9,316	$810	$1,140	$11,266

9. Leases

Effective July 1, 2019, the Company adopted ASC Topic 842 - Leases using the modified retrospective transition approach and electing the package of practical expedients. Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset.

The Company leases its Texas manufacturing facility under an operating lease agreement. During the year ended June 30, 2021, the Company exercised its option to extend the term of this lease agreement by five years, so that it now expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through April 2024.

The Company's operating lease cost was $503 and $487 for the years ended June 30, 2021 and 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the year ended June 30, 2021.

There was $2,238 and $437 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the year ended June 30, 2021 and 2020, respectively.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2021	2020
Right-of-use assets
Other assets	$2,212	$427
Operating lease liabilities
Accrued expenses	487	412
Other liabilities	1,725	15
Total operating lease liabilities	$2,212	$427

Future minimum lease payments under the agreements as of June 30, 2021 are as follows:

Fiscal 2022	$494
Fiscal 2023	486
Fiscal 2024	485
Fiscal 2025	483
Fiscal 2026	403
Thereafter	—
Total lease payments	2,351
Less imputed interest	(139)
Total operating lease liabilities	$2,212

As of June 30, 2021, the weighted average remaining lease term for operating leases was 4.8 years and the weighted average discount rate used to determine operating lease liabilities was 2.52%.

Rental expense was $540 for the year ended June 30, 2019.

10. Commitments and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2021 that are probable or estimable, for which the outcome is reasonably possible of having a material adverse impact on its consolidated balance sheets or statements of operations.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Year Ended June 30,
	2021	2020	2019
Numerator
Net loss	$(13,421)	$(27,236)	$(255)
Income allocated to participating securities	—	—	—
Net loss available to common stockholders	$(13,421)	$(27,236)	$(255)
Denominator
Weighted average common shares outstanding — basic	38,832,002	34,275,957	33,535,759
Effect of dilutive stock options(1)	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—
Effect of performance-based restricted stock awards (3)	—	—	—
Weighted average common shares outstanding — diluted	38,832,002	34,275,957	33,535,759

Earnings per common share — basic and diluted	$(0.35)	$(0.79)	$(0.01)

(1)At June 30, 2021, 2020 and 2019; 85,406, 42,528 and 0 shares of common stock, respectively, were subject to the exercising of outstanding stock options. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At June 30, 2021, 2020, and 2019; 282,763, 247,197 and 354,176 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At June 30, 2021, 2020, and 2019; 760,584, 660,622, and 753,872 shares of common stock, respectively, were subject to the vesting of performance-based restricted stock awards. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

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

12. Employee Benefits

The Company offers a 401(k) plan to its employees. Eligible employees may authorize up to $20 of their annual compensation as a contribution to the plan, subject to Internal Revenue Service limitations. The plan also allows eligible employees over 50 years old to contribute an additional $7 subject to Internal Revenue Service limitations. All employees must be at least 21 years of age to participate in the plan. The Company did not provide any employer matching contributions for the years ended June 30, 2021, 2020, and 2019.

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s consolidated balance sheet

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on the disbursement elections made by the participants. As of June 30, 2021, $93 of the amount is included in accrued expenses and $219 is included in other liabilities on the consolidated balance sheet.

13. Income Taxes

The components of the Company’s overall deferred tax assets and liabilities are as follows:

	June 30,
	2021	2020
Deferred tax assets
Stock-based compensation	$5,012	$4,536
Deferred revenue	1,115	1,596
Accrued expenses and compensation	492	1,144
Other	4,119	2,150
Research and development credit carryforwards	6,695	6,006
Net operating loss carryforwards	71,940	71,925
Total deferred tax assets	89,373	87,357
Valuation allowance	(89,373)	(87,357)
Net deferred tax assets	$—	$—

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

Balances at June 30, 2018	$76,130
Reductions	2,614
Balance at June 30, 2019	78,744
Additions	8,613
Balance at June 30, 2020	87,357
Additions	2,016
Balance at June 30, 2021	$89,373

As of June 30, 2021 and 2020, the Company had federal tax net operating loss carryforwards of approximately $299,928 and $296,409, respectively. Net losses incurred prior to fiscal 2019 are available to be carried forward to offset taxable income through 2037, while net losses incurred subsequent to fiscal 2019 are able to be carried forward indefinitely The Company also had various state net operating loss carryforwards available to offset future state taxable income. These state net operating loss carryforwards typically have the same expirations as the Company’s federal tax net operating loss carryforwards.

As of June 30, 2021 and 2020, the Company had approximately $5,632 and $5,039 of federal research and development credit carryforwards, respectively. As of June 30, 2021 and 2020, the Company had approximately $2,287 and $2,069 of state research and development credit carryforwards. The federal and state research and development credit carryforwards will expire through fiscal 2039 and 2034, respectively.

As required by ASC Topic 740, “Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recorded a liability relating to unrecognized tax benefits of $1,042 and $711 at June 30, 2021 and 2020, respectively. Due to the Company having a full valuation allowance, this liability has been netted against the deferred tax asset. The Company recognizes interest and penalties related to uncertain tax provisions as part of the provision for income taxes. The Company has not currently reserved for any interest or penalties for such reserves due to the Company being in an net operating

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss position. The Company does not expect to recognize any benefits from the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balances at June 30, 2018	$597
Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	25
Balances at June 30, 2019	611
Increases related to prior year tax positions	36
Increases related to current year tax positions	64
Balance at June 30, 2020	711
Increases related to prior year tax positions	226
Increases related to current year tax positions	105
Balance at June 30, 2021	$1,042

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is potentially subject to income tax examinations by tax authorities for the tax years ended June 30, 2021, 2020, 2019, and 2018. The Company is not currently under examination by any taxing jurisdiction.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures, as designed and implemented, are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for us. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2021, as stated in their report included in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Other than the information included in this Form 10-K under the heading “Information About our Executive Officers,” which is set forth at the end of Part I, Item 1 and incorporated herein by reference, the information required by this Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports,” all of which will appear in our definitive proxy statement for our 2021 Annual Meeting.

Item 11.     Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Human Resources and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation,” all of which will appear in our definitive proxy statement for our 2021 Annual Meeting.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will appear in our definitive proxy statement for our 2021 Annual Meeting.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Independence of the Board of Directors” and “Transactions with Related Persons,” which will appear in our definitive proxy statement for our 2021 Annual Meeting.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services,” which will appear in our definitive proxy statement for our 2021 Annual Meeting.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)     Documents filed as part of this Form 10-K.

(1)     Financial Statements. The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of June 30, 2021 and 2020
•Consolidated Statements of Operations for the years ended June 30, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

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

10.2†*	Fiscal 2022 Executive Officer Bonus Plan and Equity Compensation.
10.3†*	Fiscal 2022 Director Compensation Arrangements.
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
10.9++
Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective April 4, 2011 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed November 5, 2020).

10.10
Amendment No. 1 to Supply Agreement, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 17, 2016 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 6, 2016).

10.11++
Amendment No. 1 to Product Schedule, between Cardiovascular Systems, Inc. and Fresenius Kabi AB, effective March 27, 2016 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed November 5, 2020).

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
10.47++
Supply Agreement, between Cardiovascular Systems, Inc. and Abrasive Technology, Inc, effective June 19, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 20, 2020).

10.48++
Amendment to Purchasing Agreement, effective October 1, 2020, between Cardiovascular Systems, Inc. and Healthtrust Purchasing Group, L.P. (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed November 5, 2020).

10.49
Fourth Amendment to Build-to-Suit Lease, between Pearland Economic Development Corporation and Cardiovascular Systems, Inc. dated December 18, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 4, 2021).

23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of principal executive officer required by Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Rule 13a-14(a).
32.1**	Section 1350 Certification of principal executive officer.
32.2**	Section 1350 Certification of principal financial officer.
101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended June 30, 2021, formatted, in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
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

CARDIOVASCULAR SYSTEMS, INC.

Date: August 19, 2021	By:	/s/ Scott R. Ward
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

Signature	Title	Date

/s/ Scott R. Ward	Chairman, President and Chief Executive Officer (principal executive officer)	August 19, 2021
Scott R. Ward

/s/ Jeffrey S. Points	Chief Financial Officer (principal financial and accounting officer)	August 19, 2021
Jeffrey S. Points

/s/ Martha Goldberg Aronson	Director	August 19, 2021
Martha Goldberg Aronson

/s/ Edward Brown	Director	August 19, 2021
Edward Brown

/s/ William E. Cohn	Director	August 19, 2021
William E. Cohn

/s/ Sachin Jain	Director	August 19, 2021
Sachin Jain

/s/ Augustine Lawlor	Director	August 19, 2021
Augustine Lawlor

/s/ Erik Paulsen	Director	August 19, 2021
Erik Paulsen

/s/ Stephen Stenbeck	Director	August 19, 2021
Stephen Stenbeck

/s/ Kelvin Womack	Director	August 19, 2021
Kelvin Womack