Form 10-Q
period 2021-09-30
Cardiovascular Systems Inc
filed 2021-11-09
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 5, 2021 was: 40,550,660 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$66,864	$71,070
Marketable securities	120,753	135,968
Accounts receivable, net	36,449	40,033
Inventories	33,127	32,313
Prepaid expenses and other current assets	5,944	5,285
Total current assets	263,137	284,669
Property and equipment, net	28,788	28,894
Intangible assets, net	16,772	15,376
Other assets	23,573	23,628
Total assets	$332,270	$352,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,911	$14,061
Accrued expenses	27,639	38,189
Deferred revenue	2,488	2,400
Total current liabilities	43,038	54,650
Long-term liabilities
Financing obligation	20,527	20,596
Deferred revenue	1,568	2,194
Other liabilities	3,945	4,169
Total liabilities	69,078	81,609
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,581,871 at September 30, 2021 and 40,215,554 at June 30, 2021, respectively	39	39
Additional paid in capital	658,147	652,288
Accumulated other comprehensive income	(6)	11
Accumulated deficit	(394,988)	(381,380)
Total stockholders’ equity	263,192	270,958
Total liabilities and stockholders’ equity	$332,270	$352,567
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net revenues	$58,370	$60,544
Cost of goods sold	14,308	12,564
Gross profit	44,062	47,980
Expenses:
Selling, general and administrative	41,851	40,282
Research and development	10,022	9,052
Amortization of intangible assets	304	304
Total expenses	52,177	49,638
Loss from operations	(8,115)	(1,658)
Other (income) expense, net:
Interest expense	410	499
Interest income and other, net	(43)	(144)
Total other (income) expense, net	367	355
Loss before income taxes	(8,482)	(2,013)
Provision for income taxes	136	63
Net loss	$(8,618)	$(2,076)

Basic and diluted earnings per share	$(0.22)	$(0.05)

Basic and diluted weighted average shares outstanding	39,087,472	38,683,839
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net loss	$(8,618)	$(2,076)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(17)	(69)
Comprehensive loss	$(8,635)	$(2,145)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2021	$39	$652,288	$11	$(381,380)	$270,958
Stock-based compensation related to restricted stock awards, net	—	5,523	—	—	5,523
Shares withheld for payroll taxes	—	—	—	(4,990)	(4,990)
Employee stock purchase plan activity	—	324	—	—	324
Unrealized loss on available-for-sale debt securities	—	—	(17)	—	(17)
Exercise of stock options	—	12	—	—	12
Net loss	—	—	—	(8,618)	(8,618)
Balances at September 30, 2021	$39	$658,147	$(6)	$(394,988)	$263,192

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,618)	$(2,076)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	954	725
Amortization of intangible assets	304	304
Stock-based compensation	5,672	4,907
Amortization of premium (accretion of discount) on marketable securities	380	215
Other	5	—
Changes in assets and liabilities
Accounts receivable	3,584	(4,761)
Inventories	(814)	(1,446)
Prepaid expenses and other assets	28	(386)
Accounts payable	(895)	1,865
Accrued expenses and other liabilities	(10,846)	(1,126)
Deferred revenue	(538)	(383)
Net cash used in operating activities	(10,784)	(2,162)
Cash flows from investing activities
Purchases of property and equipment	(1,103)	(1,132)
Acquisitions	(1,700)	—
Investments in strategic ventures	(50)	(2,175)
Purchases of marketable securities	(38,462)	(88,728)
Sales of marketable securities	6,721	2,400
Maturities of marketable securities	46,200	2,450
Net cash provided by (used in) investing activities	11,606	(87,185)
Cash flows from financing activities
Payments of employee taxes related to vested restricted stock	(4,990)	(3,410)
Exercise of stock options	12	—
Principal payments made on financing obligation	(50)	(35)
Net cash used in financing activities	(5,028)	(3,445)
Net change in cash and cash equivalents	(4,206)	(92,792)
Cash and cash equivalents
Beginning of period	71,070	185,463
End of period	$66,864	$92,671
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2021 and 2020)
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

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2021	2021
Accounts receivable	$37,917	$41,634
Less: Allowance for doubtful accounts	(1,468)	(1,601)
Accounts receivable, net	$36,449	$40,033

Inventories

Inventories consist of the following:

	September 30,	June 30,
	2021	2021
Raw materials	$10,688	$11,621
Work in process	3,682	3,469
Finished goods	18,757	17,223
Inventories	$33,127	$32,313

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2021	2021
Land	$572	$572
Building	22,420	22,420
Equipment	21,966	21,203
Furniture	3,376	3,376
Leasehold improvements	804	804
Construction in progress	2,269	2,848
	51,407	51,223
Less: Accumulated depreciation	(22,619)	(22,329)
Property and equipment, net	$28,788	$28,894

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2021	2021
Acquisition consideration	$10,000	$10,000
Commissions	4,350	7,869
Salaries and bonus	3,813	11,699
Accrued vacation	2,495	3,011
Clinical Studies	1,511	1,478
Accrued excise, sales and other taxes	1,330	1,464
Other accrued expenses	4,140	2,668
Accrued expenses	$27,639	$38,189

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended
	September 30,
Product Category	2021	2020
Peripheral	$39,009	$42,932
Coronary	19,361	17,612
Total net revenues	$58,370	$60,544

Geography
United States	$55,042	$58,831
International	3,328	1,713
Total net revenues	$58,370	$60,544

Revenue of $538 was recognized in the three months ended September 30, 2021 that was deferred as of June 30, 2021. As of September 30, 2021 and June 30, 2021, the Company had a liability of $1,805 and $1,985, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

During fiscal 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

The acquisition of peripheral support catheters was accounted for as an asset acquisition. As consideration in this transaction, the Company made an upfront payment of $3,353 to WavePoint which was accounted for as a charge incurred in connection with acquired in process research and development ("IPR&D"). During the three months ended September 30, 2021, the peripheral support catheters received 510(k) clearance and the Company made an additional $1,700 payment to WavePoint which was capitalized as developed technology.

5. Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization and include developed technology and trade name assets acquired in asset acquisitions, as well as costs incurred to obtain patents. Developed technology and trade name assets are amortized over 10 to 15 years. Patent costs are amortized beginning at the time of patent approval over a useful life not exceeding 20 years.

The components of intangible assets, net are as follows:

	September 30, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(2,257)	$15,067	$15,624	$(1,997)	$13,627
Patents	1,866	(811)	1,055	1,866	(780)	1,086
Trade name	760	(110)	650	760	(97)	663
Total intangible assets, net	$19,950	$(3,178)	$16,772	$18,250	$(2,874)	$15,376

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2022	$1,038
Fiscal 2023	1,381
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Thereafter	10,229
$16,772

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2021.

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

Payments under the initial term of the Lease Agreement as of September 30, 2021 are as follows:

Remainder of fiscal 2022	$1,396
Fiscal 2023	1,913
Fiscal 2024	1,970
Fiscal 2025	2,029
Fiscal 2026	2,090
Thereafter	13,286
$22,684

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	September 30,	June 30,
	2021	2021
Short-term available-for-sale debt securities	$118,294	$129,908
Long-term available-for-sale debt securities	2,132	5,748
Available-for-sale debt securities	120,426	135,656
Mutual funds	327	312
Total marketable securities	$120,753	$135,968

Available-for-sale debt securities are invested in the following financial instruments:

		As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,364	$—	$—	$47,364
Corporate debt	54,228	2	(9)	54,221
Asset backed securities	18,840	6	(5)	18,841
Total available-for-sale debt securities	$120,432	$8	$(14)	$120,426

		As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,361	$—	$—	$47,361
U.S. government securities	20,229	1	—	20,230
Corporate debt	57,134	12	(12)	57,134
Asset backed securities	10,922	10	(1)	10,931
Total available-for-sale debt securities	$135,646	$23	$(13)	$135,656

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,364	$—	$47,364	$—
Corporate debt	54,221	—	54,221	—
Asset backed securities	18,841	—	18,841	—
Mutual funds	327	150	177	—
Total marketable securities	$120,753	$150	$120,603	$—

		Fair Value Measurements as of June 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,361	$—	$47,361	$—
U.S. government securities	20,230	—	20,230	—
Corporate debt	57,134	—	57,134	—
Asset backed securities	10,931	—	10,931	—
Mutual funds	312	136	176	—
Total marketable securities	$135,968	$136	$135,832	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2021. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of September 30, 2021 and June 30, 2021, the carrying value of these investments was $12,484 and $12,458, respectively. During the three months ended September 30, 2021, no impairment indicators were noted. The Company is committed to funding an additional $1,710 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments. These investments are recorded within other assets on the consolidated balance sheet.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which had carrying values and approximated fair values of $8,218 and $8,199 as of September 30, 2021 and June 30, 2021, respectively. These investments are recorded within other assets on the consolidated balance sheet. The fair values of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the three months ended September 30, 2021.

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

Restricted stock award activity for the three months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	467,942	$35.61
Granted	274,733	$38.02
Forfeited	(8,306)	$35.17
Vested	(192,316)	$36.91
Outstanding at September 30, 2021	542,053	$36.37

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. In August 2021, the Company granted an aggregate maximum of 306,550 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2021 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2024. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2024 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $6,090, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in fiscal 2021 and 2020 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2020 and July 1, 2019, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2023 and July 1, 2022, respectively.

Performance-based restricted stock award activity for the three months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	760,584	$20.26
Granted	306,550	$19.87
Forfeited	(73,234)	$21.99
Vested	(147,001)	$22.33
Outstanding at September 30, 2021	846,899	$19.40

Unrecognized stock compensation related to unvested stock awards outstanding as of September 30, 2021 was $26,041.

9. Leases

The Company leases its Texas manufacturing facility under an operating lease agreement which expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through April 2024. As discussed in Note 6, the Company also leases its Minnesota headquarters facility which is accounted for as a financing obligation.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $128 and $126 for the three months ended September 30, 2021 and 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three months ended September 30, 2021. There were $54 and $2,238 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the three months ended September 30, 2021 and 2020, respectively.

	September 30,	June 30,
	2021	2020
Right-of-use assets
Other assets	$2,152	$2,212
Operating lease liabilities
Accrued expenses	511	487
Other liabilities	1,641	1,725
Total operating lease liabilities	$2,152	$2,212

Future minimum lease payments under the agreements as of September 30, 2021 are as follows:

Remainder of fiscal 2022	$515
Fiscal 2023	514
Fiscal 2024	489
Fiscal 2025	483
Fiscal 2026	403
Thereafter	—
Total lease payments	2,404
Less imputed interest	(252)
Total operating lease liabilities	$2,152

As of September 30, 2021, the weighted average remaining lease term for operating leases was 4.5 years and the weighted average discount rate used to determine operating lease liabilities was 2.51%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2021 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended
	September 30,
	2021	2020
Numerator
Net loss	$(8,618)	$(2,076)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(8,618)	$(2,076)
Denominator
Weighted average common shares outstanding – basic	39,087,472	38,683,839
Effect of dilutive stock options(1)	—	—
Effect of dilutive restricted stock units(2)	—	—
Effect of performance-based restricted stock awards(3)	—	—
Weighted average common shares outstanding – diluted	39,087,472	38,683,839

Earnings per common share – basic and diluted	$(0.22)	$(0.05)

(1)At September 30, 2021 and 2020, 83,834 and 42,528 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At September 30, 2021 and 2020, 313,275 and 279,019 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At September 30, 2021 and 2020, 846,899 and 761,382 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended June 30, 2021 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing this difficult disease state. We have developed patented orbital atherectomy systems (“OAS”) for both peripheral and coronary clinical applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives.

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. While we did not experience this same pattern of seasonality in the three months ended September 30, 2020 due to the significant decrease in procedure volumes in the quarter ended June 30, 2020 due to the COVID-19 pandemic, we did experience this pattern of seasonality in the three months ended September 30, 2021, compared to the three months ended June 30, 2021. The three months ended June 30, 2021 benefited from a recovery from the COVID-19 pandemic, and the volume of procedures involving our products in the three months ended September 30, 2021 was adversely impacted primarily by hospital capacity constraints due to increased hospitalizations caused by the COVID-19 Delta variant, as well as disruption of referral patterns, deferral of elective procedures, staffing shortages and heightened summer seasonality in the quarter.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2021. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the three months ended September 30, 2021 represented 66% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the three months ended September 30, 2021 represented approximately 28% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are made through a network of distributors and sales agents. International sales during the three months ended September 30, 2021 represented approximately 6% of revenue.

Impact of COVID-19

The COVID-19 pandemic in the United States and internationally has caused us to experience ongoing disruptions in the procedures using our products. Procedures have been postponed, and may continue to be postponed, as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, customer staffing shortages, and governmental guidelines and restrictions. In addition, patients have elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners experienced restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts.

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

Throughout the pandemic, we have operated our manufacturing facilities and continued to ship product. Most of our office-based employees telecommuted, and our field employees continued to support cases in clinical settings where they were able to have access. We took several actions intended to protect the health and well-being of our workforce and our customers. We will continue to monitor developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements.

We are monitoring the spread of variants, including the Delta variant, and continue to track hospitalizations resulting from these variants. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels and mandates, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases.

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

Our critical accounting policies are identified in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 under the heading “Critical Accounting Policies and Significant Judgments and Estimates.”

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2021	2020	Percent Change
Net revenues	$58,370	$60,544	(3.6)%
Cost of goods sold	14,308	12,564	13.9
Gross profit	44,062	47,980	(8.2)
Expenses:
Selling, general and administrative	41,851	40,282	3.9
Research and development	10,022	9,052	10.7
Amortization of intangible assets	304	304	—
Total expenses	52,177	49,638	5.1
Loss from operations	(8,115)	(1,658)	389.4
Other (income) expense, net	367	355	3.4
Loss before income taxes	(8,482)	(2,013)	321.4
Provision for income taxes	136	63	115.9
Net loss	$(8,618)	$(2,076)	315.1

Comparison of Three Months Ended September 30, 2021 with Three Months Ended September 30, 2020

Net revenues. Net revenues decreased by $2.1 million, or 3.6%, from $60.5 million for the three months ended September 30, 2020 to $58.4 million for the three months ended September 30, 2021. U.S. peripheral revenues decreased $4.1 million, or 9.4%, while U.S. coronary revenues increased $265,000, or 1.7%. The impact of the Delta variant of the SARS-CoV-2 virus had an impact on both therapies, especially within the hospital setting. Contributing factors to the decreased case volumes from the Delta variant were disruptions of referral patterns, deferrals of elective procedures, staffing shortages and heightened summer seasonality in the quarter ended September 30, 2021. We have also been affected by an increasingly competitive environment, although to a lesser extent than COVID-19. Increased revenue from new product launches and increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral franchise, while these factors fully offset decreased case volumes in the coronary franchise. International revenue was $3.3 million for the three months ended September 30, 2021, compared with international revenue of $1.7 million for the three months ended September 30, 2020. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by Coronary OAS sales in Europe, a stronger recovery in Japan and the Asia Pacific region, and the commencement of sales into Canada. In the second quarter of fiscal 2022, we expect our revenue will continue to be impacted by the COVID-19 pandemic's effect on case volumes, but to a lesser degree than the three months ended September 30, 2021. Longer-term we expect revenue growth to return to recently observed normal levels driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold was $14.3 million for the three months ended September 30, 2021, an increase of 13.9% from $12.6 million for the three months ended September 30, 2020. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 75.5% for the three months ended September 30, 2021 from 79.2% for the three months ended September 30, 2020, primarily due to increased sales of lower margin products. We expect that gross margin in the second quarter of fiscal 2022 will be similar to the gross margin in the three months ended September 30, 2021 due to a continued shift of sales mix into interventional support products and international markets in addition to declining average selling prices. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.9 million for the three months ended September 30, 2021, an increase of 3.9% from $40.3 million for the three months ended September 30, 2020. SG&A expense increases were led by costs associated with new product introductions and the resumption of travel-related expenditures due to increased live meetings and tradeshows, in addition to annual salary increases for our employees. These increases were partially offset by reduced commission expenses due to lower sales in the current year period. Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 include $4.5 million and $3.9 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2022 to be greater than amounts incurred for the three months ended September 30, 2021.

Research and Development Expenses. Research and development expenses increased by 10.7%, from $9.1 million for the three months ended September 30, 2020 to $10.0 million for the three months ended September 30, 2021. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, and to clinical trials. The increase was due to increased costs on the ECLIPSE clinical trial resulting from an increase in enrollments compared to the paused enrollment status in the prior year period. We expect a similar level of research and development expense in the second quarter of fiscal 2022 to what we incurred during the three months ended September 30, 2021. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, acquisitions of IPR&D and possible charges in connection with those acquisitions, and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $187.6 million and $207.0 million at September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $395.0 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities (in thousands) is as follows:

	Three Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(10,784)	$(2,162)
Net cash provided by (used in) investing activities	11,606	(87,185)
Net cash used in financing activities	(5,028)	(3,445)
Net change in cash and cash equivalents	$(4,206)	$(92,792)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $10.8 million for the three months ended September 30, 2021, primarily due to the net loss of $8.6 million, and $9.5 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, partially offset by non-cash expenditures for the three months ended September 30, 2021.

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

Investing Activities

Net cash provided by investing activities was $11.6 million for the three months ended September 30, 2021, as maturities and sales of marketable securities exceeded marketable security purchases in the three months ended September 30, 2021. These amounts were partially offset by a product acquisition of peripheral microcatheters and capital expenditures as we continue to grow our business.

Net cash provided by investing activities was $87.2 million for the three months ended September 30, 2020, primarily due to investing cash from our June 2020 equity offering into marketable securities. We also deployed cash into strategic investments and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

Financing Activities

Net cash used in financing activities was $5.0 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, primarily due to the payment of payroll taxes on the employee vesting of stock awards.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in the "Overview" above, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but once the pandemic subsides, we expect our U.S. business to return to a more normalized pre-pandemic level of operations and activity. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of September 30, 2021, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of September 30, 2021 and we currently do not have plans to borrow under the Amended Loan Agreement.

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

	Three Months Ended
	September 30,
	2021	2020
Net loss	$(8,618)	$(2,076)
Less: Other (income) expense, net	367	355
Less: Provision for income taxes	136	63
Loss from operations	(8,115)	(1,658)
Add: Stock-based compensation	5,672	4,907
Add: Depreciation and amortization	1,258	1,029
Adjusted EBITDA	$(1,185)	$4,278

Adjusted EBITDA decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to a greater loss from operations in the current year.

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

•IPR&D charges incurred in connection with asset acquisitions. We exclude charges incurred in connection with acquired IPR&D in asset acquisitions from our non-GAAP financial measures given the one-time nature of such expense, which is not used by our management to assess the core profitability of our business operations. There may be fiscal periods where we do not incur these charges and therefore they may not be included within the table above.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2021.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that our revenue will continue to be impacted by the COVID-19 pandemic during our second quarter, and that our revenue growth will return to recently observed normal levels longer-term; (v) our expectation that we will incur selling, general and administrative expenses in the second quarter of fiscal 2022 that are higher than the amounts incurred in the three months ended September 30, 2021; (vi) our expectation that gross margin in the second quarter of fiscal 2022 will be similar to the gross margin in the three months ended September 30, 2021; (vii) our expectation that we will incur research and development expenses in the second quarter of fiscal 2022 that are similar to amounts incurred in the three months ended September 30, 2021; (viii) our expectation that we will commercialize our newly acquired line of peripheral microcatheters in our fiscal 2022; (ix) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (x) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xi) our dividend expectations; (xii) our plan not to borrow under our loan and security agreement; and (xiii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended June 30, 2021 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the negative impact the COVID-19 pandemic has had and will continue to have on our business and results of operations as discussed elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and materially adversely affect our business, financial condition and/or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also might materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the first quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Programs
July 1 to July 31, 2021	—	—	N/A	N/A
August 1 to August 31, 2021(1)	138,325	$36.08	N/A	N/A
September 1 to September 30, 2021	—	—	N/A	N/A
	138,325	$36.08
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

As described in our Form 10-K filed on August 19, 2021, the term of our Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG”) expired on June 27, 2021. We submitted a final report under the CIA to the OIG on August 25, 2021. On September 27, 2021, we received a letter from the OIG confirming that the CIA has been closed.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2021		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)