Form 10-Q
period 2021-12-31
Cardiovascular Systems Inc
filed 2022-02-03
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of January 31, 2022 was: 40,578,962 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$65,865	$71,070
Marketable securities	110,675	135,968
Accounts receivable, net	34,944	40,033
Inventories	31,671	32,313
Prepaid expenses and other current assets	4,842	5,285
Total current assets	247,997	284,669
Property and equipment, net	29,397	28,894
Intangible assets, net	16,426	15,376
Strategic investments	29,666	20,657
Other assets	2,914	2,971
Total assets	$326,400	$352,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,493	$14,061
Accrued expenses	26,666	38,189
Deferred revenue	2,721	2,400
Total current liabilities	41,880	54,650
Long-term liabilities
Financing obligation	20,456	20,596
Deferred revenue	752	2,194
Other liabilities	3,787	4,169
Total liabilities	66,875	81,609
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,596,206 at December 31, 2021 and 40,215,554 at June 30, 2021, respectively	39	39
Additional paid in capital	663,660	652,288
Accumulated other comprehensive income	(58)	11
Accumulated deficit	(404,116)	(381,380)
Total stockholders’ equity	259,525	270,958
Total liabilities and stockholders’ equity	$326,400	$352,567
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenues	$59,135	$64,169	$117,505	$124,713
Cost of goods sold	18,073	13,920	32,381	26,484
Gross profit	41,062	50,249	85,124	98,229
Expenses:
Selling, general and administrative	40,402	40,061	82,253	80,343
Research and development	8,873	9,601	18,895	18,653
Amortization of intangible assets	346	304	650	608
Total expenses	49,621	49,966	101,798	99,604
(Loss) income from operations	(8,559)	283	(16,674)	(1,375)
Other (income) expense, net:
Interest expense	409	412	819	911
Interest income and other, net	(64)	(136)	(107)	(280)
Total other (income) expense, net	345	276	712	631
(Loss) income before income taxes	(8,904)	7	(17,386)	(2,006)
Provision for income taxes	63	63	199	126
Net loss	$(8,967)	$(56)	$(17,585)	$(2,132)

Basic and diluted earnings per share	$(0.23)	$—	$(0.45)	$(0.06)

Basic and diluted weighted average shares outstanding	39,199,593	38,808,980	39,143,533	38,746,410
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(8,967)	$(56)	$(17,585)	$(2,132)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(52)	(85)	(69)	(154)
Comprehensive loss	$(9,019)	$(141)	$(17,654)	$(2,286)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2021	$39	$652,288	$11	$(381,380)	$270,958
Stock-based compensation related to restricted stock awards, net	—	5,523	—	—	5,523
Shares withheld for payroll taxes	—	—	—	(4,990)	(4,990)
Employee stock purchase plan activity	—	324	—	—	324
Unrealized loss on available-for-sale debt securities	—	—	(17)	—	(17)
Exercise of stock options	—	12	—	—	12
Net loss	—	—	—	(8,618)	(8,618)
Balances at September 30, 2021	$39	$658,147	$(6)	$(394,988)	$263,192
Stock-based compensation related to restricted stock awards, net	—	3,659	—	—	3,659
Shares withheld for payroll taxes	—	—	—	(161)	(161)
Employee stock purchase plan activity	—	1,854	—	—	1,854
Unrealized loss on available-for-sale debt securities	—	—	(52)	—	(52)
Net loss	—	—	—	(8,967)	(8,967)
Balances at December 31, 2021	39	663,660	(58)	(404,116)	259,525

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(17,585)	$(2,132)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	1,895	1,479
Amortization of intangible assets	650	608
Stock-based compensation	9,912	8,784
(Gain) loss on disposal of equipment	(15)	138
Amortization of premium (accretion of discount) on marketable securities	800	625
Other	(11)	—
Changes in assets and liabilities
Accounts receivable	5,089	(7,314)
Inventories	642	(4,800)
Prepaid expenses and other assets	950	(108)
Accounts payable	(1,525)	2,192
Accrued expenses and other liabilities	(11,996)	913
Deferred revenue	(1,121)	(852)
Net cash used in operating activities	(12,315)	(467)
Cash flows from investing activities
Purchases of property and equipment	(2,426)	(1,992)
Acquisitions	(1,700)	—
Investments in strategic ventures	(8,999)	(2,175)
Purchases of marketable securities	(50,844)	(122,193)
Sales of marketable securities	6,817	2,485
Maturities of marketable securities	68,261	14,450
Net cash provided by (used in) investing activities	11,109	(109,425)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,242	2,098
Payments of employee taxes related to vested restricted stock	(5,151)	(3,817)
Exercise of stock options	12	—
Principal payments made on financing obligation	(102)	(69)
Net cash used in financing activities	(3,999)	(1,788)
Net change in cash and cash equivalents	(5,205)	(111,680)
Cash and cash equivalents
Beginning of period	71,070	185,463
End of period	$65,865	$73,783
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2021 and 2020)
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

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2021	2021
Accounts receivable	$36,375	$41,634
Less: Allowance for doubtful accounts	(1,431)	(1,601)
Accounts receivable, net	$34,944	$40,033

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2021	2021
Raw materials	$10,962	$11,621
Work in process	2,090	3,469
Finished goods	18,619	17,223
Inventories	$31,671	$32,313

WIRION Recall

In November 2021, the Company initiated a voluntary recall of unused WIRION embolic protection systems. The Company recorded a reserve for approximately $2,849 during the three months ended December 31, 2021 representing the Company's inventory that has no future intended use.

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2021	2021
Land	$572	$572
Building	22,420	22,420
Equipment	22,811	21,203
Furniture	3,376	3,376
Leasehold improvements	804	804
Construction in progress	2,777	2,848
	52,760	51,223
Less: Accumulated depreciation	(23,363)	(22,329)
Property and equipment, net	$29,397	$28,894

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2021	2021
Acquisition consideration	$10,000	$10,000
Commissions	5,150	7,869
Salaries and bonus	2,998	11,699
Accrued vacation	2,283	3,011
Clinical Studies	1,466	1,478
Accrued excise, sales and other taxes	1,196	1,464
Other accrued expenses	3,573	2,668
Accrued expenses	$26,666	$38,189

WIRION Acquisition Consideration

Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay an additional consideration of $10,000, half of which may be paid by the Company through an issuance of shares of common stock. The Company reviewed this liability in response to the voluntary recall of the WIRION system referred to above and determined that it remains probable and appropriately recorded in accrued liabilities as of December 31, 2021, although this payment will be made at a later date than originally anticipated due to the recall.

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Product Category	2021	2020	2021	2020
Peripheral	$38,903	$43,956	$77,912	$86,888
Coronary	20,232	20,213	39,593	37,825
Total net revenues	$59,135	$64,169	$117,505	$124,713

Geography
United States	$55,471	$61,907	$110,513	$120,738
International	3,664	2,262	6,992	3,975
Total net revenues	$59,135	$64,169	$117,505	$124,713

Revenue of $1,121 was recognized in the six months ended December 31, 2021 that was deferred as of June 30, 2021. As of December 31, 2021 and June 30, 2021, the Company had a liability of $1,129 and $1,985, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

During fiscal 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

The acquisition of peripheral support catheters was accounted for as an asset acquisition. As consideration in this transaction, the Company made an upfront payment of $3,353 to WavePoint which was accounted for as a charge incurred in connection with acquired in process research and development ("IPR&D"). During the six months ended December 31, 2021, the peripheral support catheters received 510(k) clearance and the Company made an additional $1,700 payment to WavePoint which was capitalized as developed technology.

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

The components of intangible assets, net are as follows:

	December 31, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(2,560)	$14,764	$15,624	$(1,997)	$13,627
Patents	1,866	(842)	1,024	1,866	(780)	1,086
Trade name	760	(122)	638	760	(97)	663
Total intangible assets, net	$19,950	$(3,524)	$16,426	$18,250	$(2,874)	$15,376

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2022	$691
Fiscal 2023	1,381
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Thereafter	10,230
$16,426

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2021.

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

Payments under the initial term of the Lease Agreement as of December 31, 2021 are as follows:

Remainder of fiscal 2022	$935
Fiscal 2023	1,913
Fiscal 2024	1,970
Fiscal 2025	2,029
Fiscal 2026	2,090
Thereafter	13,286
$22,223

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	December 31,	June 30,
	2021	2021
Short-term available-for-sale debt securities	$108,312	$129,908
Long-term available-for-sale debt securities	2,121	5,748
Available-for-sale debt securities	110,433	135,656
Mutual funds	242	312
Total marketable securities	$110,675	$135,968

Available-for-sale debt securities are invested in the following financial instruments:

		As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$37,466	$—	$—	$37,466
Corporate debt	54,282	—	(39)	54,243
Asset backed securities	18,742	1	(19)	18,724
Total available-for-sale debt securities	$110,490	$1	$(58)	$110,433

		As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,361	$—	$—	$47,361
U.S. government securities	20,229	1	—	20,230
Corporate debt	57,134	12	(12)	57,134
Asset backed securities	10,922	10	(1)	10,931
Total available-for-sale debt securities	$135,646	$23	$(13)	$135,656

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$37,466	$—	$37,466	$—
Corporate debt	54,243	—	54,243	—
Asset backed securities	18,724	—	18,724	—
Mutual funds	242	125	117	—
Total marketable securities	$110,675	$125	$110,550	$—

		Fair Value Measurements as of June 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,361	$—	$47,361	$—
U.S. government securities	20,230	—	20,230	—
Corporate debt	57,134	—	57,134	—
Asset backed securities	10,931	—	10,931	—
Mutual funds	312	136	176	—
Total marketable securities	$135,968	$136	$135,832	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2021. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of December 31, 2021 and June 30, 2021, the carrying value of these investments was $12,005 and $11,706, respectively. During the six months ended December 31, 2021, no impairment indicators were noted. The Company is committed to funding an additional $1,410 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which had carrying values and approximated fair values of $17,661 and $8,951 as of December 31, 2021 and June 30, 2021, respectively. The fair values of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the six months ended December 31, 2021.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. On March 12, 2020, the Company’s Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan, which amends the 2017 Plan. On August 19, 2021, the Company's Board of Directors adopted an amendment to the 2017 Plan, which was approved by the Company's stockholders on November 11, 2021, that increased the number of shares available for issuance under the 2017 Plan by 1,700,000 shares.

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

Restricted stock award activity for the six months ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	467,942	$35.61
Granted	284,263	$37.66
Forfeited	(48,900)	$36.26
Vested	(211,857)	$36.74
Outstanding at December 31, 2021	491,448	$36.32

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

Performance-based restricted stock award activity for the six months ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	760,584	$20.26
Granted	306,550	$19.87
Forfeited	(99,565)	$24.37
Vested	(147,001)	$22.32
Outstanding at December 31, 2021	820,568	$19.45

Unrecognized stock compensation related to unvested stock awards outstanding as of December 31, 2021 was $21,066.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $258 and $252 for the six months ended December 31, 2021 and 2020, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the six months ended December 31, 2021. There were $54 and $2,238 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the six months ended December 31, 2021 and 2020, respectively.

	December 31,	June 30,
	2021	2021
Right-of-use assets
Other assets	$2,035	$2,212
Operating lease liabilities
Accrued expenses	510	487
Other liabilities	1,525	1,725
Total operating lease liabilities	$2,035	$2,212

Future minimum lease payments under the agreements as of December 31, 2021 are as follows:

Remainder of fiscal 2022	$259
Fiscal 2023	514
Fiscal 2024	489
Fiscal 2025	483
Fiscal 2026	403
Thereafter	—
Total lease payments	2,148
Less imputed interest	(113)
Total operating lease liabilities	$2,035

As of December 31, 2021, the weighted average remaining lease term for operating leases was 4.3 years and the weighted average discount rate used to determine operating lease liabilities was 2.51%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims, commercial disputes and product liability claims. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2021 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator
Net loss	$(8,967)	$(56)	$(17,585)	$(2,132)
Income allocated to participating securities	—	—	—	—
Net loss available to common stockholders	$(8,967)	$(56)	$(17,585)	$(2,132)
Denominator
Weighted average common shares outstanding – basic	39,199,593	38,808,980	39,143,533	38,746,410
Effect of dilutive stock options(1)	—	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—	—
Effect of performance-based restricted stock awards(3)	—	—	—	—
Weighted average common shares outstanding – diluted	39,199,593	38,808,980	39,143,533	38,746,410

Earnings per common share – basic and diluted	$(0.23)	$—	$(0.45)	$(0.06)

(1)At December 31, 2021 and 2020, 79,188 and 42,528 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At December 31, 2021 and 2020, 310,415 and 281,430 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At December 31, 2021 and 2020, 820,586 and 761,382 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

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

In the past, we have observed some degree of seasonality in our business, as there tends to be a lower number of procedures that use our products during the three months ending September 30. Interventional procedure volume usually grows throughout the course of the fiscal year, with the quarter ending June 30 representing the highest volume of cases and, therefore, the highest amount of revenue generated by us during the course of the fiscal year. While we did not experience this same pattern of seasonality in the three months ended September 30, 2020 due to the significant decrease in procedure volumes in the quarter ended June 30, 2020 due to the COVID-19 pandemic, we did experience this pattern of seasonality in the three months ended September 30, 2021, compared to the three months ended June 30, 2021. The three months ended June 30, 2021 benefited from a recovery from the COVID-19 pandemic, and the volume of procedures involving our products in the three months ended September 30, 2021 was adversely impacted primarily by hospital capacity constraints due to increased hospitalizations caused by the COVID-19 Delta variant, as well as disruption of referral patterns, deferral of elective procedures, staffing shortages and heightened summer seasonality in the quarter. Although we began to experience a recovery from the lower first quarter procedure volumes during the three months ended December 31, 2021, these disruptions continued during the quarter and were heightened as a result of the Omicron variant outbreak in December, and they continued to adversely affect our business.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2021. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the six months ended December 31, 2021 represented 66% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the six months ended December 31, 2021 represented approximately 28% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe and the Middle East, are made through a network of distributors and sales agents. International sales during the six months ended December 31, 2021 represented approximately 6% of revenue.

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

In addition to the impact on procedure volumes, we experienced other disruptions as a result of the COVID-19 pandemic. For example, enrollment in our ECLIPSE clinical trial was paused for several months. Other disruptions included restrictions on the ability of our personnel and personnel of our distribution partners to travel; delays in approvals by regulatory bodies; delays in product development efforts, which has also disrupted or delayed our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limited, delayed or prevented us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors due to the impact of the COVID-19 pandemic on their operations; temporary closures of our facilities; loss of employee productivity; additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; and we have experienced an increase in employee turnover, which we believe has been consistent with broader market conditions. To address the continuing uncertainties associated with the pandemic and utilize our resources more effectively, we have reduced our field clinical support and realigned a small number of our sales representatives in territories or regions where procedural volumes no longer warrant incremental case support.

Throughout the pandemic, we have operated our manufacturing facilities and continued to ship product. Most of our office-based employees have telecommuted, and our field employees have continued to support cases in clinical settings where they are able to have access. We took and continue to take several actions intended to protect the health and well-being of our workforce and our customers. We will continue to monitor developments at the local, state and national levels in order to ensure that we and our employees have current information for purposes of making decisions in the dynamic and unpredictable environment and that we comply with applicable requirements.

We are monitoring the spread of variants, including the Delta and Omicron variants, and continue to track hospitalizations resulting from these variants. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels and mandates, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	Percent Change	2021	2020	Percent Change
Net revenues	$59,135	$64,169	(7.8)%	$117,505	$124,713	(5.8)%
Cost of goods sold	18,073	13,920	29.8	32,381	26,484	22.3
Gross profit	41,062	50,249	(18.3)	85,124	98,229	(13.3)
Expenses:
Selling, general and administrative	40,402	40,061	0.9	82,253	80,343	2.4
Research and development	8,873	9,601	(7.6)	18,895	18,653	1.3
Amortization of intangible assets	346	304	13.8	650	608	6.9
Total expenses	49,621	49,966	(0.7)	101,798	99,604	2.2
Loss from operations	(8,559)	283	(3,124.4)	(16,674)	(1,375)	(1,112.7)
Other (income) expense, net	345	276	25.0	712	631	12.8
Loss before income taxes	(8,904)	7	(127,300.0)	(17,386)	(2,006)	(766.7)
Provision for income taxes	63	63	—	199	126	57.9
Net loss	$(8,967)	$(56)	15,912.5	$(17,585)	$(2,132)	(724.8)

Comparison of Three Months Ended December 31, 2021 with Three Months Ended December 31, 2020

Net revenues. Net revenues decreased by $5.0 million, or 7.8%, from $64.2 million for the three months ended December 31, 2020 to $59.1 million for the three months ended December 31, 2021. U.S. peripheral revenues decreased $5.1 million, or 11.6%, while U.S. coronary revenues decreased $1.3 million, or 7.4%. Both therapies were adversely affected by the impact of the Delta and Omicron variants of the SARS-CoV-2 virus, especially within the hospital setting. Contributing factors to the decreased case volumes from the Delta and Omicron variants were disruptions of referral patterns, deferrals of elective procedures, and staffing shortages. We have also been adversely affected by an increasingly competitive environment. Increased revenue from increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral and coronary franchise. International revenue was $3.7 million for the three months ended December 31, 2021, compared with international revenue of $2.3 million for the three months ended December 31, 2020. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by a stronger recovery in Japan and the Asia Pacific region, and the commencement of sales into Canada and other territories. In the third quarter of fiscal 2022, we expect our revenue will continue to be impacted by the COVID-19 pandemic's effect on case volumes. Longer-term we expect revenue growth to return to recently observed normal levels when the pandemic subsides, driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices.

Cost of Goods Sold. Cost of goods sold was $18.1 million for the three months ended December 31, 2021, an increase of 29.8% from $13.9 million for the three months ended December 31, 2020. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 69.4% for the three months ended December 31, 2021 from 78.3% for the three months ended December 31, 2020. The increase in cost of goods sold and decrease in gross margin were primarily due to a $2.8 million reserve related to the voluntary recall of the WIRION device, as well as lower unit volumes. We expect that gross margin in the third quarter of fiscal 2022 will be higher than in the three months ended December 31, 2021 due to the reserve in the second quarter of fiscal 2022, which is not a recurring item. However, there will be a continued shift of sales mix into interventional support products and international markets in addition to declining average selling prices which will also impact gross margins. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $40.4 million for the three months ended December 31, 2021, an increase of 0.9% from $40.1 million for the three months ended December 31, 2020. SG&A expense increases were led by costs associated with new product introductions and the resumption of travel-related expenditures due to increased live meetings and tradeshows. These increases were partially offset by reduced commission expenses due to lower sales in the current year period and a decrease in incentive compensation expense due to lower performance. Selling, general and administrative expenses for the three months ended December 31, 2021 and 2020 include $3.6 million and $3.2 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the third quarter of fiscal 2022 to be greater than amounts incurred for the three months ended December 31, 2021.

Research and Development Expenses. Research and development expenses decreased by 7.6%, from $9.6 million for the three months ended December 31, 2020 to $8.9 million for the three months ended December 31, 2021. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was due to timing of project activities, partially offset by increased costs on the ECLIPSE clinical trial resulting from an increase in enrollments. We expect an increase in research and development expense in the third quarter of fiscal 2022 to what we incurred during the three months ended December 31, 2021. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, acquisitions of IPR&D and possible charges in connection with those acquisitions, and the timing of expenditures.

Comparison of Six Months Ended December 31, 2021 with Six Months Ended December 31, 2020

Net revenues. Net revenues decreased by $7.2 million, or 5.8%, from $124.7 million for the six months ended December 31, 2020 to $117.5 million for the six months ended December 31, 2021. U.S. peripheral revenues decreased $9.2 million, or 10.6% and U.S. coronary revenues decreased $1.1 million, or 3.1%. Both therapies were adversely affected by the impact of the Delta and Omicron variants of the SARS-CoV-2 virus, especially within the hospital setting. Contributing factors to the decreased case volumes from the Delta and Omicron variants were disruptions of referral patterns, deferrals of elective procedures, staffing shortages and heightened summer seasonality in the quarter ended September 30, 2021. We have also been adversely affected by an increasingly competitive environment. Increased revenue from new product launches and increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral and coronary franchise. International revenue was $7.0 million for the six months ended December 31, 2021, compared with international revenue of $4.0 million for the six months ended December 31, 2020. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by Coronary OAS sales in Europe, a stronger recovery in Japan and the Asia Pacific region, and the commencement of sales into Canada and other territories.

Cost of Goods Sold. Cost of goods sold was $32.4 million for the six months ended December 31, 2021, an increase of 22.3% from $26.5 million for the six months ended December 31, 2020. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 72.4% for the six months ended December 31, 2021 from 78.8% for the six months ended December 31, 2020. The increase in cost of goods sold and decrease in gross margin were primarily due to the $2.8 million reserve related to the voluntary recall of the WIRION device, as well as increased sales of lower margin products.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $82.3 million for the six months ended December 31, 2021, an increase of 2.4% from $80.3 million for the six months ended December 31, 2020. SG&A expense increases were led by costs associated with new product introductions and the resumption of travel-related expenditures due to increased live meetings and tradeshows, in addition to annual salary increases for our employees. These increases were partially offset by reduced commission expenses due to lower sales in the current year period and a decrease in incentive compensation expense due to lower performance. Selling, general and administrative expenses for the six months ended December 31, 2021 and 2020 include $8.1 million and $7.1 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses increased by 1.3%, from $18.7 million for the six months ended December 31, 2020 to $19.0 million for the six months ended December 31, 2021. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The increase was due to increased costs on the ECLIPSE clinical trial resulting from an increase in enrollments compared to the paused enrollment status in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $176.5 million and $207.0 million at December 31, 2021 and June 30, 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $404.1 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities (in thousands) is as follows:

	Six Months Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(12,315)	$(467)
Net cash provided by (used in) investing activities	11,109	(109,425)
Net cash used in financing activities	(3,999)	(1,788)
Net change in cash and cash equivalents	$(5,205)	$(111,680)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $12.3 million for the six months ended December 31, 2021, primarily due to the net loss of $17.6 million, and $8.1 million relating to the payout of annual bonuses and commissions, partially offset by non-cash expenditures for the six months ended December 31, 2021.

Net cash used in operating activities was $467,000 for the six months ended December 31, 2020, primarily due to the net loss of $2.1 million, and $10.0 million relating to recovery from the initial wave of the COVID-19 pandemic in our business, partially offset by non-cash expenditures for the six months ended December 31, 2020.

Investing Activities

Net cash provided by investing activities was $11.1 million for the six months ended December 31, 2021, as maturities and sales of marketable securities exceeded marketable security purchases in the three months ended September 30, 2021. These amounts were partially offset by a product acquisition of peripheral microcatheters, additional payments relating to strategic investments and capital expenditures as we continue to grow our business.

Net cash provided by investing activities was $109.4 million for the six months ended December 31, 2020, primarily due to investing cash from our June 2020 equity offering into marketable securities. We also deployed cash into strategic investments and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

Financing Activities

Net cash used in financing activities was $4.0 million and $1.8 million for the six months ended December 31, 2021 and 2020, respectively, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in the "Overview" above, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but once the pandemic subsides, we expect our U.S. business to return to a more normalized pre-pandemic level of operations and activity. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of December 31, 2021, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of December 31, 2021 and we currently do not have plans to borrow under the Amended Loan Agreement.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(8,967)	$(56)	$(17,585)	$(2,132)
Less: Other (income) expense, net	345	276	712	631
Less: Provision for income taxes	63	63	199	126
Loss from operations	(8,559)	283	(16,674)	(1,375)
Add: Stock-based compensation	4,240	3,877	9,912	8,784
Add: Depreciation and amortization	1,287	1,058	2,545	2,087
Adjusted EBITDA	$(3,032)	$5,218	$(4,217)	$9,496

Adjusted EBITDA decreased for the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020 primarily due to a greater loss from operations in the current year.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that our revenue will continue to be impacted by the COVID-19 pandemic during our third quarter, and that our revenue growth will return to recently observed normal levels longer-term; (v) our expectation that we will incur selling, general and administrative expenses in the third quarter of fiscal 2022 that are higher than the amounts incurred in the three months ended December 31, 2021; (vi) our expectation that gross margin in the third quarter of fiscal 2022 will be higher than the gross margin in the three months ended December 31, 2021; (vii) our expectation that we will incur research and development expenses in the third quarter of fiscal 2022 that are higher than the amounts incurred in the three months ended December 31, 2021; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our plan not to borrow under our loan and security agreement; and (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the second quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Programs
October 1 to October 31, 2021	—	—	N/A	N/A
November 1 to November 30, 2021(1)	5,560	$27.20	N/A	N/A
December 1 to December 31, 2021	—	—	N/A	N/A
	5,560	$27.20
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On January 31, 2022, our Human Resources and Compensation Committee (the “Committee”) and Board of Directors (the “Board”) approved a fiscal 2022 second half cash incentive compensation plan for our executive officers. For the 6-month period ending June 30, 2022, each executive officer is eligible to receive cash incentive compensation pursuant to the second half fiscal 2022 Executive Officer Bonus Plan (the “Second Half Bonus Plan”), based on our achievement of revenue and Adjusted EBITDA financial goals for such period. Adjusted EBITDA is defined as income from operations with stock compensation, depreciation and amortization, and in process research and development charges added back into the calculation. In addition, Adjusted EBITDA may be further adjusted by the Committee to include or exclude the events set forth in Section

7(b) of our Amended and Restated 2017 Equity Incentive Plan and other unforeseen expenses. In light of continuing uncertainties relating to the ongoing COVID-19 pandemic and its impact on both the U.S. and global healthcare system and on our business, the Committee and the Board approved quarterly goals for the three months ending March 31, 2022 and will approve quarterly goals for the three months ending June 30, 2022 no later than April 30, 2022. Target bonus amounts are weighted 75% for the revenue goals and 25% for the Adjusted EBITDA goals. Target bonus levels as a percentage of base salary are 57.5% for the Chief Executive Officer, 50% for the Chief Operating Officer and Chief Financial Officer, 37.5% for the General Counsel, and 30% for the other executive officers. Depending upon our performance against the goals, participants are eligible to earn up to 200% of each of the Adjusted EBITDA and revenue portions of their target bonus amount. The Second Half Bonus Plan goals are and will be the same for all of the executive officers. No duplicate payments will be made between the Second Half Bonus Plan and the original full year cash bonus plan previously approved by the Committee and the Board and described on the Form 8-K filed on July 23, 2021.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1†
Amended and Restated 2017 Equity Incentive Plan, as amended (previously filed with the SEC and incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A filed September 29, 2021).

10.2†*	Transition Agreement, dated December 16, 2021, by and between the Company and David Whitescarver.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

*    Filed herewith.
**    Furnished herewith.
†    Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2022		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)