Form 10-Q
period 2022-03-31
Cardiovascular Systems Inc
filed 2022-05-05
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 2, 2022 was: 40,785,123 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$66,953	$71,070
Marketable securities	105,098	135,968
Accounts receivable, net	34,666	40,033
Inventories	32,854	32,313
Prepaid expenses and other current assets	5,742	5,285
Total current assets	245,313	284,669
Property and equipment, net	29,097	28,894
Intangible assets, net	16,080	15,376
Strategic investments	30,733	20,657
Other assets	2,768	2,971
Total assets	$323,991	$352,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,598	$14,061
Accrued expenses	30,011	38,189
Deferred revenue	2,812	2,400
Total current liabilities	46,421	54,650
Long-term liabilities
Financing obligation	20,385	20,596
Deferred revenue	—	2,194
Other liabilities	3,687	4,169
Total liabilities	70,493	81,609
Commitments and contingencies (see Note 10)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,784,179 at March 31, 2022 and 40,215,554 at June 30, 2021, respectively	39	39
Additional paid in capital	667,552	652,288
Accumulated other comprehensive income	(212)	11
Accumulated deficit	(413,881)	(381,380)
Total stockholders’ equity	253,498	270,958
Total liabilities and stockholders’ equity	$323,991	$352,567
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenues	$56,221	$63,273	$173,726	$187,986
Cost of goods sold	14,790	14,013	47,171	40,497
Gross profit	41,431	49,260	126,555	147,489
Expenses:
Selling, general and administrative	41,680	41,442	123,933	121,785
Research and development	9,052	13,163	27,947	31,816
Amortization of intangible assets	346	304	996	912
Total expenses	51,078	54,909	152,876	154,513
Loss from operations	(9,647)	(5,649)	(26,321)	(7,024)
Other (income) expense, net:
Interest expense	408	412	1,227	1,323
Interest income and other, net	(460)	(120)	(567)	(400)
Total other (income) expense, net	(52)	292	660	923
Loss before income taxes	(9,595)	(5,941)	(26,981)	(7,947)
Provision for income taxes	63	63	262	189
Net loss	$(9,658)	$(6,004)	$(27,243)	$(8,136)

Basic and diluted earnings per share	$(0.25)	$(0.15)	$(0.70)	$(0.21)

Basic and diluted weighted average shares outstanding	39,287,632	38,911,454	39,190,865	38,800,622
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(9,658)	$(6,004)	$(27,243)	$(8,136)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(154)	(72)	(223)	(226)
Comprehensive loss	$(9,812)	$(6,076)	$(27,466)	$(8,362)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2021	$39	$652,288	$11	$(381,380)	$270,958
Stock-based compensation related to restricted stock awards, net	—	5,523	—	—	5,523
Shares withheld for payroll taxes	—	—	—	(4,990)	(4,990)
Employee stock purchase plan activity	—	324	—	—	324
Unrealized loss on available-for-sale debt securities	—	—	(17)	—	(17)
Exercise of stock options	—	12	—	—	12
Net loss	—	—	—	(8,618)	(8,618)
Balances at September 30, 2021	$39	$658,147	$(6)	$(394,988)	$263,192
Stock-based compensation related to restricted stock awards, net	—	3,659	—	—	3,659
Shares withheld for payroll taxes	—	—	—	(161)	(161)
Employee stock purchase plan activity	—	1,854	—	—	1,854
Unrealized loss on available-for-sale debt securities	—	—	(52)	—	(52)
Net loss	—	—	—	(8,967)	(8,967)
Balances at December 31, 2021	$39	$663,660	$(58)	$(404,116)	$259,525
Stock-based compensation related to restricted stock awards, net	—	3,538	—	—	3,538
Shares withheld for payroll taxes	—	—	—	(107)	(107)
Employee stock purchase plan activity	—	354	—	—	354
Unrealized loss on available-for-sale debt securities	—	—	(154)	—	(154)
Net loss	—	—	—	(9,658)	(9,658)
Balances at March 31, 2022	$39	$667,552	$(212)	$(413,881)	$253,498

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(27,243)	$(8,136)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	2,835	2,231
Amortization of intangible assets	996	912
Stock-based compensation	13,804	12,488
Charges incurred in connection with acquired IPR&D	—	3,353
Provision for doubtful accounts	50	—
(Gain) loss on disposal of equipment	(15)	138
Amortization of premium (accretion of discount) on marketable securities	1,106	1,026
Other	(402)	—
Changes in assets and liabilities
Accounts receivable	5,317	(12,844)
Inventories	(541)	(5,661)
Prepaid expenses and other assets	467	425
Accounts payable	(266)	1,147
Accrued expenses and other liabilities	(8,769)	3,910
Deferred revenue	(1,782)	(1,409)
Net cash used in operating activities	(14,443)	(2,420)
Cash flows from investing activities
Purchases of property and equipment	(3,220)	(2,758)
Acquisitions	(1,700)	(3,353)
Investments in strategic ventures	(9,674)	(8,374)
Purchases of marketable securities	(85,076)	(156,628)
Sales of marketable securities	13,692	4,885
Maturities of marketable securities	100,462	61,350
Net cash provided by (used in) investing activities	14,484	(104,878)
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,242	2,098
Payments of employee taxes related to vested restricted stock	(5,258)	(4,826)
Exercise of stock options	12	—
Principal payments made on financing obligation	(154)	(104)
Net cash used in financing activities	(4,158)	(2,832)
Net change in cash and cash equivalents	(4,117)	(110,130)
Cash and cash equivalents
Beginning of period	71,070	185,463
End of period	$66,953	$75,333
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Nine Months Ended March 31, 2022 and 2021)
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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	March 31,	June 30,
	2022	2021
Accounts receivable	$35,871	$41,634
Less: Allowance for doubtful accounts	(1,205)	(1,601)
Accounts receivable, net	$34,666	$40,033

Inventories

Inventories consist of the following:

	March 31,	June 30,
	2022	2021
Raw materials	$12,337	$11,621
Work in process	3,781	3,469
Finished goods	16,736	17,223
Inventories	$32,854	$32,313

WIRION Recall

In November 2021, the Company initiated a voluntary recall of unused WIRION embolic protection systems. In connection with the recall, the Company recorded a reserve for approximately $2,849 during the nine months ended March 31, 2022, which amount represents inventory that has no future intended use.

Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	June 30,
	2022	2021
Land	$572	$572
Building	22,420	22,420
Equipment	24,045	21,203
Furniture	3,376	3,376
Leasehold improvements	812	804
Construction in progress	2,175	2,848
	53,400	51,223
Less: Accumulated depreciation	(24,303)	(22,329)
Property and equipment, net	$29,097	$28,894

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2022	2021
Acquisition consideration	$10,000	$10,000
Commissions	4,784	7,869
Salaries and bonus	6,726	11,699
Accrued vacation	2,349	3,011
Clinical Studies	1,255	1,478
Accrued excise, sales and other taxes	960	1,464
Other accrued expenses	3,937	2,668
Accrued expenses	$30,011	$38,189

WIRION Acquisition Consideration

Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay an additional consideration of $10,000, half of which may be paid by the Company through an issuance of shares of its common stock. The Company reviewed this liability in response to the voluntary recall of the WIRION system referred to above and determined that it remains probable and appropriately recorded in accrued liabilities as of March 31, 2022, although this payment will be made at a later date than originally anticipated due to the recall.

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Product Category	2022	2021	2022	2021
Peripheral	$37,370	$42,295	$115,282	$129,183
Coronary	18,851	20,978	58,444	58,803
Total net revenues	$56,221	$63,273	$173,726	$187,986

Geography
United States	$51,843	$59,593	$162,356	$180,331
International	4,378	3,680	11,370	7,655
Total net revenues	$56,221	$63,273	$173,726	$187,986

Revenue of $1,782 was recognized in the nine months ended March 31, 2022 that was deferred as of June 30, 2021. As of March 31, 2022 and June 30, 2021, the Company had a liability of $1,254 and $1,985, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

During fiscal 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

The acquisition of peripheral support catheters was accounted for as an asset acquisition. As consideration in this transaction, the Company made an upfront payment of $3,353 to WavePoint, which was accounted for as a charge incurred in connection with acquired in process research and development ("IPR&D"). During the nine months ended March 31, 2022, the peripheral support catheters received 510(k) clearance and the Company made an additional $1,700 payment to WavePoint pursuant to the terms of the parties' agreement, which amount was capitalized as developed technology.

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

The components of intangible assets, net are as follows:

	March 31, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(2,863)	$14,461	$15,624	$(1,997)	$13,627
Patents	1,866	(872)	994	1,866	(780)	1,086
Trade name	760	(135)	625	760	(97)	663
Total intangible assets, net	$19,950	$(3,870)	$16,080	$18,250	$(2,874)	$15,376

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2022	$345
Fiscal 2023	1,381
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Thereafter	10,230
$16,080

6. Debt

Revolving Credit Facility

In March 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, the Company entered into the First Amendment to the Loan Agreement (the "Amendment"). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the “Revolver”) to $50,000 (the “Maximum Dollar Amount”). In March 2022, the Company entered into the Second Amendment to the Loan Agreement (the "Second Amendment"). The Second Amendment extended the maturity date of the Loan Agreement by one year, to March 31, 2023.

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 1.5% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Second Amendment (the "Amended Loan Agreement"), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of March 31, 2022.

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

Payments under the initial term of the Lease Agreement as of March 31, 2022 are as follows:

Remainder of fiscal 2022	$475
Fiscal 2023	1,913
Fiscal 2024	1,970
Fiscal 2025	2,029
Fiscal 2026	2,090
Thereafter	13,286
$21,763

7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	March 31,	June 30,
	2022	2021
Short-term available-for-sale debt securities	$94,236	$129,908
Long-term available-for-sale debt securities	10,621	5,748
Available-for-sale debt securities	104,857	135,656
Mutual funds	241	312
Total marketable securities	$105,098	$135,968

Available-for-sale debt securities are invested in the following financial instruments:

		As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$37,450	$—	$—	$37,450
Corporate debt	44,982	1	(117)	44,866
Asset backed securities	16,665	—	(79)	16,586
U.S. government securities	5,972	—	(17)	5,955
Total available-for-sale debt securities	$105,069	$1	$(213)	$104,857

		As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,361	$—	$—	$47,361
U.S. government securities	20,229	1	—	20,230
Corporate debt	57,134	12	(12)	57,134
Asset backed securities	10,922	10	(1)	10,931
Total available-for-sale debt securities	$135,646	$23	$(13)	$135,656

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$37,450	$—	$37,450	$—
U.S. government securities	5,955	—	5,955	—
Corporate debt	44,866	—	44,866	—
Asset backed securities	16,586	—	16,586	—
Mutual funds	241	124	117	—
Total marketable securities	$105,098	$124	$104,974	$—

		Fair Value Measurements as of June 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,361	$—	$47,361	$—
U.S. government securities	20,230	—	20,230	—
Corporate debt	57,134	—	57,134	—
Asset backed securities	10,931	—	10,931	—
Mutual funds	312	136	176	—
Total marketable securities	$135,968	$136	$135,832	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended March 31, 2022. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of March 31, 2022 and June 30, 2021, the carrying value of these investments was $12,353 and $11,706, respectively. During the nine months ended March 31, 2022, no impairment indicators were noted. The Company is committed to funding an additional $1,410 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which had carrying values and approximated fair values of $18,380 and $8,951 as of March 31, 2022 and June 30, 2021, respectively. The fair values of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the nine months ended March 31, 2022.

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

Restricted stock award activity for the nine months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	467,942	$35.61
Granted	556,934	$28.16
Forfeited	(97,041)	$33.89
Vested	(227,219)	$36.44
Outstanding at March 31, 2022	700,616	$29.68

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

Performance-based restricted stock award activity for the nine months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2021	760,584	$20.26
Granted	306,550	$19.87
Forfeited	(130,739)	$22.73
Vested	(147,001)	$22.32
Outstanding at March 31, 2022	789,394	$19.52

Unrecognized stock compensation related to unvested stock awards outstanding as of March 31, 2022 was $20,014.

9. Leases

The Company leases its Texas manufacturing facility under an operating lease agreement which expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through December 2026. As discussed in Note 6, the Company also leases its Minnesota headquarters facility which is accounted for as a financing obligation.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $387 and $377 for the nine months ended March 31, 2022 and 2021, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the nine months ended March 31, 2022. There were $103 and $2,238 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the nine months ended March 31, 2022 and 2021, respectively.

	March 31,	June 30,
	2022	2021
Right-of-use assets
Other assets	$1,936	$2,212
Operating lease liabilities
Accrued expenses	510	487
Other liabilities	1,426	1,725
Total operating lease liabilities	$1,936	$2,212

Future minimum lease payments under the agreements as of March 31, 2022 are as follows:

Remainder of fiscal 2022	$134
Fiscal 2023	528
Fiscal 2024	503
Fiscal 2025	494
Fiscal 2026	406
Thereafter	2
Total lease payments	2,067
Less imputed interest	(131)
Total operating lease liabilities	$1,936

As of March 31, 2022, the weighted average remaining lease term for operating leases was 4.0 years and the weighted average discount rate used to determine operating lease liabilities was 2.51%.

10. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims, commercial disputes and product liability claims. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2022 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator
Net loss	$(9,658)	$(6,004)	$(27,243)	$(8,136)
Income allocated to participating securities	—	—	—	—
Net loss available to common stockholders	$(9,658)	$(6,004)	$(27,243)	$(8,136)
Denominator
Weighted average common shares outstanding – basic	39,287,632	38,911,454	39,190,865	38,800,622
Effect of dilutive stock options(1)	—	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—	—
Effect of performance-based restricted stock awards(3)	—	—	—	—
Weighted average common shares outstanding – diluted	39,287,632	38,911,454	39,190,865	38,800,622

Earnings per common share – basic and diluted	$(0.25)	$(0.15)	$(0.70)	$(0.21)

(1)At March 31, 2022 and 2021, 76,019 and 42,528 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At March 31, 2022 and 2021, 310,415 and 282,763 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At March 31, 2022 and 2021, 789,394 and 760,584 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2021. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the nine months ended March 31, 2022 represented 66% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the nine months ended March 31, 2022 represented approximately 27% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Canada and the Middle East, are made through a network of distributors and sales agents. International sales during the nine months ended March 31, 2022 represented approximately 7% of revenue.

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

We are monitoring the spread of variants, and continue to track hospitalizations resulting from these variants. In particular, disruptions in procedures beginning in early December with the Omicron variant outbreak, which continued to adversely affect our business in the third quarter. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels and mandates, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	Percent Change	2022	2021	Percent Change
Net revenues	$56,221	$63,273	(11.1)%	$173,726	$187,986	(7.6)%
Cost of goods sold	14,790	14,013	5.5	47,171	40,497	16.5
Gross profit	41,431	49,260	(15.9)	126,555	147,489	(14.2)
Expenses:
Selling, general and administrative	41,680	41,442	0.6	123,933	121,785	1.8
Research and development	9,052	13,163	(31.2)	27,947	31,816	(12.2)
Amortization of intangible assets	346	304	13.8	996	912	9.2
Total expenses	51,078	54,909	(7.0)	152,876	154,513	(1.1)
Loss from operations	(9,647)	(5,649)	70.8	(26,321)	(7,024)	(274.7)
Other (income) expense, net	(52)	292	(117.8)	660	923	(28.5)
Loss before income taxes	(9,595)	(5,941)	61.5	(26,981)	(7,947)	(239.5)
Provision for income taxes	63	63	—	262	189	38.6
Net loss	$(9,658)	$(6,004)	60.9	$(27,243)	$(8,136)	(234.8)

Comparison of Three Months Ended March 31, 2022 with Three Months Ended March 31, 2021

Net revenues. Net revenues decreased by $7.1 million, or 11.1%, from $63.3 million for the three months ended March 31, 2021 to $56.2 million for the three months ended March 31, 2022. U.S. peripheral revenues decreased $4.9 million, or 11.7%, while U.S. coronary revenues decreased $2.8 million, or 16.0%. Both therapies were adversely affected by the impact of the Omicron variant of the SARS-CoV-2 virus, which began to surge in the U.S. in early December 2021. Contributing factors to the decreased case volumes from the Omicron variant were disruptions of referral patterns, deferrals of elective procedures, and staffing shortages. We have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting. Increased revenue from increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral and coronary franchise. International revenue was $4.4 million for the three months ended March 31, 2022, compared with international revenue of $3.7 million for the three months ended March 31, 2021. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by a stronger recovery in Japan, increased adoption in Europe, and the commencement of sales into other territories. In the fourth quarter of fiscal 2022, we expect our revenue will continue to be impacted by the COVID-19 pandemic's effect on case volumes but to a lesser degree than previous quarters in fiscal 2022. Longer-term we expect revenue growth to improve when the pandemic subsides, driven by increasing the number of physicians using the devices; increasing the usage per physician; introducing new and improved products; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices. However, ongoing factors such as staffing shortages may continue to have an adverse impact.

Cost of Goods Sold. Cost of goods sold was $14.8 million for the three months ended March 31, 2022, an increase of 5.5% from $14.0 million for the three months ended March 31, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 73.7% for the three months ended March 31, 2022 from 77.9% for the three months ended March 31, 2021. The increase in cost of goods sold and decrease in gross margin was primarily due to lower unit volumes as well as increased sales of lower margin products. We expect that gross margin in the fourth quarter of fiscal 2022 will be approximately the same as the three months ended March 31, 2022. We anticipate that there will be a continued shift of sales mix into interventional support products and international markets in addition to declining average selling prices which will also impact gross margins. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.7 million for the three months ended March 31, 2022, an increase of 0.6% from $41.4 million for the three months ended March 31, 2021. Selling, general and administrative expense increases were led by costs associated with new product introductions and travel-related expenditures due to resumption of live meetings and tradeshows. These increases were partially offset by reduced commission expenses due to lower sales in the current year period and a decrease in incentive compensation expense due to lower performance. Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 include $3.4 million and $3.1 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the fourth quarter of fiscal 2022 to be greater than amounts incurred for the three months ended March 31, 2022.

Research and Development Expenses. Research and development expenses decreased by 31.2%, from $13.2 million for the three months ended March 31, 2021 to $9.1 million for the three months ended March 31, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was primarily due to in process research and development ("IPR&D") charges incurred with our asset acquisition of a line of peripheral microcatheters in the three months ended March 31, 2021. We expect an increase in research and development expense in the fourth quarter of fiscal 2022 from what we incurred during the three months ended March 31, 2022. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, acquisitions of IPR&D and possible charges in connection with those acquisitions, and the timing of expenditures.

Comparison of Nine Months Ended March 31, 2022 with Nine Months Ended March 31, 2021

Net revenues. Net revenues decreased by $14.3 million, or 7.6%, from $188.0 million for the nine months ended March 31, 2021 to $173.7 million for the nine months ended March 31, 2022. U.S. peripheral revenues decreased $14.1 million, or 10.9% and U.S. coronary revenues decreased $3.9 million, or 7.5%. Both therapies were adversely affected by the impact of the Delta and Omicron variants of the SARS-CoV-2 virus, especially within the hospital setting. Contributing factors to the decreased case volumes from the Delta and Omicron variants were disruptions of referral patterns, deferrals of elective procedures, staffing shortages and heightened summer seasonality in the quarter ended September 30, 2021. We have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting. Increased revenue from new product launches and increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral and coronary franchise. International revenue was $11.4 million for the nine months ended March 31, 2022, compared with international revenue of $7.7 million for the nine months ended March 31, 2021. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by Coronary OAS sales in Europe, a stronger recovery in Japan, and the commencement of sales into other territories.

Cost of Goods Sold. Cost of goods sold was $47.2 million for the nine months ended March 31, 2022, an increase of 16.5% from $40.5 million for the nine months ended March 31, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 72.8% for the nine months ended March 31, 2022 from 78.5% for the nine months ended March 31, 2021. The increase in cost of goods sold and decrease in gross margin were primarily due to the $2.8 million reserve related to the voluntary recall of the WIRION device, lower unit volumes, as well as increased sales of lower margin products.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $123.9 million for the nine months ended March 31, 2022, an increase of 1.8% from $121.8 million for the nine months ended March 31, 2021. Selling, general and administrative expense increases were led by costs associated with new product introductions and the resumption of travel-related expenditures due to increased live meetings and tradeshows, in addition to annual salary increases for our employees. These increases were partially offset by reduced commission expenses due to lower sales in the current year period and a decrease in incentive compensation expense due to lower performance. Selling, general and administrative expenses for the nine months ended March 31, 2022 and 2021 include $11.5 million and $10.5 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses decreased by 12.2%, from $31.8 million for the nine months ended March 31, 2021 to $27.9 million for the nine months ended March 31, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was primarily due to IPR&D charges incurred with our asset acquisition of a line of peripheral microcatheters in the nine months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $172.1 million and $207.0 million at March 31, 2022 and June 30, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $413.9 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities (in thousands) is as follows:

	Nine Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(14,443)	$(2,420)
Net cash provided by (used in) investing activities	14,484	(104,878)
Net cash used in financing activities	(4,158)	(2,832)
Net change in cash and cash equivalents	$(4,117)	$(110,130)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $14.4 million for the nine months ended March 31, 2022, primarily due to the net loss of $27.2 million, and $5.6 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, partially offset by non-cash expenditures for the nine months ended March 31, 2022.

Net cash used in operating activities was $2.4 million for the nine months ended March 31, 2021, primarily due to the net loss of $8.1 million, and $14.4 million relating to changes in working capital as a result of the recovery from the initial wave of the COVID-19 pandemic in our business, partially offset by non-cash expenditures for the nine months ended March 31, 2022.

Investing Activities

Net cash provided by investing activities was $14.5 million for the nine months ended March 31, 2022, as maturities and sales of marketable securities exceeded marketable security purchases. These amounts were partially offset by a product acquisition of peripheral microcatheters, additional payments relating to strategic investments and capital expenditures as we continue to grow our business.

Net cash used in investing activities was $104.9 million for the nine months ended March 31, 2021, primarily due to investing cash from our June 2020 equity offering into marketable securities. We also deployed cash into strategic investments, product acquisitions and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

Financing Activities

Net cash used in financing activities was $4.2 million and $2.8 million for the nine months ended March 31, 2022 and 2021, respectively, primarily due to payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in the "Overview" above, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but once the pandemic subsides, we expect our U.S. business to improve. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of March 31, 2022, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Revolving Credit Facility

In March 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, we entered into the First Amendment to the Loan Agreement (the "Amendment"). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the "Revolver") to $50.0 million (the “Maximum Dollar Amount”). In March 2022, the Company entered into the Second Amendment to the Loan Agreement (the "Second Amendment"). The Second Amendment extended the maturity date of the Loan Agreement by one year, to March 31, 2023.

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 1.5% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended by the Second Amendment (the "Amended Loan Agreement"), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of March 31, 2022 and we currently do not have plans to borrow under the Amended Loan Agreement.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(9,658)	$(6,004)	$(27,243)	$(8,136)
Less: Other (income) expense, net	(52)	292	660	923
Less: Provision for income taxes	63	63	262	189
Loss from operations	(9,647)	(5,649)	(26,321)	(7,024)
Add: Stock-based compensation	3,892	3,704	13,804	12,488
Add: Depreciation and amortization	1,286	1,056	3,831	3,143
Adjusted EBITDA	$(4,469)	$(889)	$(8,686)	$8,607

Adjusted EBITDA decreased for the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021 primarily due to a greater loss from operations in the current year.

Use and Economic Substance of Non-GAAP Financial Measures Used and Usefulness of Such Non-GAAP Financial Measures to Investors

We use Adjusted EBITDA as a supplemental measure of performance and believe this measure facilitates operating performance comparisons from period to period and company to company by factoring out potential differences caused by depreciation and amortization expense, and stock-based compensation. Our management uses Adjusted EBITDA to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period and in relation to our competitors’ operating results. Additionally, our management is partially evaluated on the basis of Adjusted EBITDA when determining achievement of their incentive compensation performance targets. Management does not use this Adjusted EBITDA measure as a liquidity measure or in the calculation of our financial covenants under the revolving credit facility with Silicon Valley Bank.

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

Beginning with the quarter ended March 31, 2022, following correspondence from the staff of the U.S. Securities and Exchange Commission, we no longer exclude IPR&D charges incurred in connection with asset acquisitions from Adjusted EBITDA or any other reported non-GAAP financial measures. For purposes of comparability, we have revised the reconciliation table above for three and nine months ended March 31, 2021 to reflect this approach.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that our revenue will continue to be impacted by the COVID-19 pandemic during our fourth quarter but to a lesser extent than prior quarters in fiscal 2022, and that our revenue growth will improve; (v) our expectation that we will incur selling, general and administrative expenses in the fourth quarter of fiscal 2022 that are higher than the amounts incurred in the three months ended March 31, 2022; (vi) our expectation that gross margin in the fourth quarter of fiscal 2022 will be similar to the gross margin in the three months ended March 31, 2022; (vii) our expectation that we will incur research and development expenses in the fourth quarter of fiscal 2022 that are higher than the amounts incurred in the three months ended March 31, 2022; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our plan not to borrow under our loan and security agreement; and (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include the ongoing COVID-19 pandemic and the impact and scope thereof on us, our distribution partners, the supply chain and physicians and facilities, including government actions related to the COVID-19 outbreak, material delays and cancellations of procedures, delayed spending by healthcare providers, and distributor and supply chain disruptions; regulatory developments, clearances and approvals; approval of our products for distribution outside of the United States; approval of products for reimbursement and the level of reimbursement in the U.S., Japan and other foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of us and our distribution partners to successfully launch our products outside of the United States; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships with distribution partners; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; successful development of new products; including agreements with development partners, advisors and other third parties; the ability of us and these third parties to meet development, contractual and other milestones; contractual rights and obligations; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the effects of hurricanes, flooding, and other natural disasters on our business; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; the potential impact of any future strategic transactions; and general economic conditions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the third quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Programs
January 1 to January 31, 2022	—	$—	N/A	N/A
February 1 to February 28, 2022(1)	5,386	19.80	N/A	N/A
March 1 to March 31, 2022	—	—	N/A	N/A
	5,386	$19.80
(1) Comprised of shares withheld pursuant to the terms of restricted stock awards under our stock-based compensation plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1†*	Fiscal 2022 Second Half Bonus Plan.

10.2†*	Separation Agreement, dated March 3, 2022, by and between the Company and Ryan Egeland.

10.3*	Second Amendment to Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 29, 2022.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Dated: May 5, 2022		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)