Form 10-K
period 2022-06-30
Cardiovascular Systems Inc
filed 2022-08-18
CIK 1180145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
Registrant’s telephone number, including area code:(651) 259-1600

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $736.5 million based on the closing sale price as reported on The Nasdaq Stock Market LLC.
The number of shares of the registrant’s common stock outstanding as of August 11, 2022 was 40,964,920.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

We have received federal registrations in the U.S. Patent and Trademark Office (“USPTO”) of certain marks, including “CSI®” (a first and second), “CSI® (Stylized)” (a first and second), “BE CALCULATED®”, “BE CALCULATED® (stylized)”, “CSIQ®”, “CSIQ® (Stylized)”, “DIAMONDBACK®”, “DIAMONDBACK 360®” (a first and second), “DIAMONDBACK 360® (Stylized)”, “GLIDEASSIST®”, “STEALTH 360®”, “STEALTH 360® (Stylized)”, “TAKE A STAND AGAINST AMPUTATION®”, “TAKE A STAND AGAINST AMPUTATION® (Stylized), “VIPERWIRE®”, “VIPERWIRE ADVANCE®”, “VIPERWIRE ADVANCE® (Stylized)”, “VIPERSLIDE®”, VIPERSLIDE® (Stylized)”, “VIPERTRACK®”, “VIPERTRACK® (Stylized)”, “WIRION®”, “ZILIENT®”, and “ZILIENT® (Stylized)”. We have applied for federal trademark registration with the USPTO of certain marks, including “DIAMONDBACK 360 PRECISION”, “DIAMONDBACK 360 PRECSION (Stylized)” (a first and second), “PROPEL”, “SHEPHERD”, “SHEPHERD (Stylized)”, “VIPERCATH”, “WIRION” (Stylized), “VIPERCROSS” and “VIPERCROSS” (Stylized). All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

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

Business Overview

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing this difficult disease state. We have developed a patented orbital atherectomy systems (“OAS”) for both peripheral and coronary clinical applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives. To date, more than 670,000 patients have been treated with our OAS devices and we continue to expand our business to serve more patients with cardiovascular disease.

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

The United States Food and Drug Administration (“FDA”) granted 510(k) clearance for various OAS devices as a therapy in patients with PAD. We refer to these products in this Form 10-K as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the fiscal year ended June 30, 2022 represented approximately 66% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the fiscal year ended June 30, 2022 represented approximately 27% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. (“Medikit”). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Latin America and the Middle East and Canada, are primarily made through a network of distributors and sales agents.

International sales during the fiscal year ended June 30, 2022 represented approximately 7% of revenue.

Impact of COVID-19

The COVID-19 pandemic in the United States and internationally has caused us to experience ongoing disruptions in the procedures using our products. Procedures have been postponed, and may continue to be postponed, as a result of reduced availability of physicians or lab space to treat patients, the lack of personal protective equipment and active virus test kits, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources, customer staffing shortages, and governmental guidelines and restrictions. In addition, patients have elected to defer or avoid treatment for procedures that use our products due to anxiety about the potential spread of COVID-19 in facilities. Finally, our personnel and the personnel of our distribution partners and sales agents experienced restrictions on their ability to access many customers, hospitals, labs and other medical facilities for sales activities, training and case support as they may have been deemed to be “non-essential” personnel by those facilities, and there has been a reduction in procedure activity in these accounts.

In addition to the impact on procedure volumes, we experienced other disruptions as a result of the COVID-19 pandemic in fiscal 2022, such as the reallocation of company resources from our strategic priorities; supply chain disruptions that limited, delayed or prevented us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; and decreased employee productivity. To address the continuing uncertainties associated with the pandemic and utilize our resources more effectively, in fiscal 2022 we reduced our field clinical support and realigned a small number of our sales representatives in territories or regions where procedural volumes no longer warrant incremental case support.

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

Throughout the COVID-19 pandemic, we have observed the impact from the spread of some variants and the fluctuations in hospitalizations resulting from these variants. For example, there were significant disruptions in procedures that occurred in the first quarter of fiscal 2022 due to the Delta variant outbreak and in the second and third quarters of fiscal 2022 due to the Omicron variant outbreak. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels and mandates, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases. We continue to monitor the spread of variants and track hospitalizations resulting from variants of the SARS-CoV-2 virus.

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

•Above-the-Knee Peripheral Artery Disease.  Arteries above the knee are typically longer, straighter and wider than below-the-knee vessels. Plaque in these arteries may also be diffuse, fibrotic and calcific. Physicians often use higher speeds or larger crown sizes of our products to treat lesions above the knee. Our Peripheral OAS portfolio includes an extended length OAS that can treat above-the-knee disease through trans-radial access (access through the radial artery in the wrist). The ability to treat the larger above-the-knee arteries with OAS via the small trans-radial access sites is made possible by the unique features of the OAS including its small crossing profile, its extended length, and ability to orbit at higher speeds for treatment of larger vessels.

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

•Guidewires. The Viperwire atherectomy guide wires are required for using the OAS and were designed to offer the ability to maneuver through tortuous, twisting blood vessels and cross challenging lesions. The OAS travels over this wire to the lesion and operates on this wire. Our newest coronary atherectomy guidewire, Viperwire with Flex Tip, is a nitinol guide wire with a stainless-steel support coil that provides reduced wire bias and a flexible tip for trackability. Our ZILIENT Peripheral guidewires further expand our low-profile endovascular portfolio and feature TWISTER® Core Wire Technology, a proprietary stainless-steel core design that offers strong support with navigation and torque response. The ZILIENT guidewires are designed to get to and across lesions and include four tip load choices across two diameters.

•Catheters. We sell OrbusNeich Teleport Microcatheters in the United States through an exclusive distribution agreement with OrbusNeich. We also sell our ViperCath XC Peripheral Exchange Catheter, which is the only 200 cm exchange catheter available to address the need for an extended length catheter when performing procedures with a radial access point. We also acquired a new portfolio of variable-pitch braided peripheral support catheters that are sold under the name of VIPERCROSSTM, as described below under “Our Strategy - Pursue Strategic Acquisitions and Partnerships.”

•Balloons. We sell the OrbusNeich Sapphire semi compliant (“SC”) and Sapphire non-compliant (“NC”) percutaneous translumenal coronary angioplasty balloon portfolio in the United States, which includes the only 1.0mm SC balloon on the United States market. Sapphire SC balloons are optimized for lesion entry and crossing with stainless steel hypo-tube for increased pushability and kink resistance. Sapphire NC balloons are optimized for robustness under high pressure and reliable sizing. We also sell the OrbusNeich JADE® PTA balloon catheter in the United States. The JADE PTA balloon catheter series is a non-compliant, over-the-wire design used during peripheral interventions. We recently launched the OrbusNeich Scoreflex® NC non-compliant specialty balloon.

•Embolic Protection System. In fiscal 2022, we launched the WIRION Embolic Protection System in the U.S. market and certain international markets. Embolic protection devices contain and remove thrombus and/or debris while performing peripheral vascular intervention. WIRION is compatible with multiple atherectomy devices. Following its launch, we conducted a voluntary recall of WIRION due to nine complaints of filter breakage during retrieval (of 697 total units distributed), and we are working to address the breakage issues and expect to introduce an improved product in the future.

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

•Expand Internationally. We serve a growing global patient population through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit. Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Latin America and the Middle East and Canada, are primarily made through a network of distributors and sales agents. We intend to continue to seek additional distributors or commence direct sales in additional countries.

•Pursue Strategic Acquisitions and Partnerships. In addition to adding to our product portfolio through internal development efforts, we are opportunistically seeking ways to expand our portfolio through acquisitions, distribution agreements, licensing transactions, manufacturing agreements, joint ventures, collaboration and development agreements, and other strategic partnerships to add new product lines and technologies that leverage our sales expertise and footprint or complement our strategic objectives, including the following:

◦We have an exclusive U.S. distribution agreement with OrbusNeich to offer their full line of semi-compliant, non-compliant and specialty balloons and the Teleport Microcatheter.
◦In August 2019, we acquired the WIRION Embolic Protection System and related assets from Gardia Medical Ltd., a wholly owned Israeli subsidiary of Allium Medical Solutions Ltd.
◦In fiscal 2021, we entered into agreements with Chansu Vascular Technologies (“CVT”) to develop novel peripheral and coronary everolimus drug-coated balloons. Under the terms of the agreements signed with CVT, we will provide milestone-based financing to CVT for the development of the drug-coated balloons. Under an acquisition option agreement, upon CVT’s completion of key technical and clinical milestones in the development program, we will have exclusive rights and obligations to acquire CVT, subject to the satisfaction of closing conditions set forth in the agreement.
◦In fiscal 2021, we acquired a line of peripheral support catheters from WavePoint Medical, LLC. and we also engaged WavePoint to develop a portfolio of specialty catheters used in the treatment of chronic total occlusions and complex percutaneous coronary intervention procedures.
◦In fiscal 2021, we completed a minority investment and entered into an acquisition option agreement with CarePICS, LLC, a telehealth company offering a virtual care platform designed to improve the outcomes of patients suffering from peripheral artery disease PAD, CLI and lower extremity wounds.
◦In fiscal 2022, we announced development progress towards the commercialization of intravascular lithotripsy systems for the treatment of calcific coronary and peripheral artery diseases.
◦In fiscal 2022, we announced a partnership with Innova Vascular, Inc. to develop a full line of novel thrombectomy devices to remove blood clots from arteries and veins. Under the terms of the agreements signed with Innova, we have provided financing to Innova for the development of the thrombectomy devices. Under an acquisition option agreement, upon Innova’s completion of key technical, regulatory and clinical milestones in the development program, we will have exclusive rights to acquire the thrombectomy devices, subject to the satisfaction of closing conditions set forth in the agreement.

Research and Development Activities

Clinical Studies Summary

We study the most challenging patient populations and are committed to providing relevant clinical evidence that enables physicians to select and utilize the best treatment options for their patients. A total of 7,659 subjects (4,838 PAD, 2,816 CAD, and five high-risk percutaneous coronary interventions) have been enrolled in our clinical studies as of June 30, 2022. Our clinical studies incorporate rigorous long-term clinical and healthcare economic data that are critical to improving patient care and ongoing healthcare changes.

The following clinical studies were completed or in process during fiscal 2022:

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

•PROPELTM FIH. This first in-human trial, conducted in March 2022, consisted of the first series of patients treated with Propel, our first-generation percutaneous ventricular assist device, offering hemodynamic support for patients undergoing high-risk percutaneous coronary interventions.

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

Specific to the peripheral vascular disease market, we will continue our commitment to patients with CLI through developing and improving a breadth of above-the-knee and below-the-knee differentiated products that treat or uniquely expand the ability of our devices to treat obstructive lesions throughout the leg and foot. During fiscal 2022, we received FDA clearance for our new 2.0 Max Crown Peripheral OAS and initiated a limited commercial release. Additionally, we launched the first set of sizes of our new ViperCross series of peripheral support catheters. Finally, we continue to pursue meaningful cost reduction initiatives through design and supplier updates that enable competitive device pricing in our target markets and global sites of service now and in the future.

Within the coronary vascular disease market, we are building a portfolio of differentiated products that are used to treat complex CAD. In fiscal 2022, we commenced commercial distribution of the OrbusNeich Scoreflex NC percutaneous translumenal coronary angioplasty line of catheters. We also conducted our first-in-human experience with the Propel percutaneous ventricular assist device, as described in “Clinical Studies Summary” above.

Outside our core product portfolio, we made progress in the development of other new technology platforms described under “Our Strategy - Pursue Strategic Acquisitions and Partnerships” above. First-in-human studies were initiated for both the coronary and peripheral everolimus drug-coated balloons being developed by CVT. Additionally, we announced that we have made significant progress towards the commercialization of intravascular lithotripsy systems for the treatment of calcific coronary and peripheral artery diseases. Finally, we announced a partnership with Innova Vascular, Inc to develop a full line of thrombectomy devices.

Many of the new products in development will require clinical trials, which will require us to incur substantial additional costs.

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

Our sales to customers are made under individual purchase orders and contracts. Individual purchase orders from customers with whom we do not have contracts are typically submitted by those customers at our standard pricing. The terms and conditions of our sales contracts vary among customers, but generally the contracts have terms of one to three years, with negotiated pricing that remains fixed during the contract term. Contracts may include rebate and discount programs.

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

Sales of our products outside of the United States are currently made through a network of distributors and sales agents.

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

We are located in a leased 125,000-square-foot corporate headquarters in Minnesota. This custom-designed building has space for more than 500 employees and contains dedicated research and development, training and education, and manufacturing facilities. Depending on staffing, the facility has the annual capacity to produce approximately 75,000 devices per shift. The finished goods storage has capacity for approximately 20,000 devices and more than 500 saline infusion pumps, as well as other accessory products.

Our leased Pearland, Texas facility is 46,000 square feet and includes a custom-built clean room and production space for future expansion of value-add processes, including machining and electronics assembly. The facility, when fully staffed and equipped, also has the annual capacity to produce approximately 80,000 devices per shift. This facility has finished goods storage capacity for greater than 15,000 devices and other accessory products and over 500 saline infusion pumps.

We are registered with the FDA as a medical device manufacturer and comply with the FDA’s Quality System Regulation (“QSR”). We have opted to maintain a Quality Management System to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries that have entered into Mutual Recognition Agreements with the European Union. We are ISO 13485:2016 certified, and our expiration date is December 2024. Under these registrations, our plants are audited under the medical device single audit program (“MDSAP”). Our MDSAP certificate expiration date is December 2024. The Stealth 360 Peripheral OAS has received CE Mark. We are registered as a Foreign Medical Device Manufacturer in Japan and our Quality Management System certification will be required to be renewed in June 2026.

Third-Party Reimbursement and Pricing

In the United States, a large percentage of the population with coronary and peripheral artery diseases who could be treated with OAS and other interventional cardiovascular products are eligible for benefits covered under the federal Medicare program. The Medicare program, administered by the Centers for Medicare and Medicaid Services (“CMS”), provides benefits to eligible individuals over the age of 65 and disabled individuals, and is the largest payer of U.S. health services. A growing percentage of Medicare benefits are provided by Medicare Advantage plans, administered by commercial payers. In addition, commercial payers who administer health services through employer sponsored benefit plans often follow Medicare in establishing coverage and payment policies. Consequently, reimbursement coding, coverage and payment policies from Medicare is important to our operations.

CMS establishes Medicare reimbursement coverage policy and payment rates for physician and facility healthcare services, including procedures using atherectomy and other interventional cardiovascular products. Obtaining and maintaining coding, coverage and payment for our products is critical for commercial success. We believe that physicians and hospitals that treat PAD and CAD with the respective OAS atherectomy and interventional cardiovascular products will generally be eligible to receive reimbursement through Medicare, Medicare Advantage and commercial payers that is adequate to cover the costs of OAS and other cardiovascular products, associated materials, and physicians’ services.

Outside of the United States, reimbursement approvals are typically allocated on a country specific basis. In January 2019, we received reimbursement approval for our Coronary OAS Classic Crown in Japan. In connection with our international distribution agreements, we or our authorized distributors will seek reimbursement approvals in other countries in connection with the commercial introductions of our products, to the extent that reimbursement is available and subject to local rules and regulations.

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

We are aware of a company, Cardio Flow, Inc., developing an orbital atherectomy system that could potentially compete with our products. On August 27, 2012, we entered into a Settlement Agreement with Lela Nadirashvili, the widow of Dr. Leonid Shturman, our founder, relating to the ownership of certain patents invented by Dr. Shturman. Ms. Nadirashvili assigned her rights under the Settlement Agreement, including the right to utilize certain patents, to Cardio Flow. On April 6, 2018, we filed a breach of contract action against Cardio Flow, alleging that Cardio Flow has developed or is in the process of developing an atherectomy device that incorporates elements belonging exclusively to us, in violation of the Settlement Agreement. We sought damages and a permanent injunction preventing Cardio Flow from taking further steps to develop or attempt to develop an atherectomy device that incorporates the elements that belong exclusively to us. The court granted Cardio Flow’s motion for summary judgment to dismiss our claims and the appeals court affirmed this decision in June 2022.

Patents and Intellectual Property

We rely on a combination of patent, copyright and other intellectual property laws, trade secrets, nondisclosure agreements and other measures to protect our proprietary rights. Our U.S. and foreign issued patents and patent applications relate primarily to the design and operation of interventional atherectomy devices, including the Peripheral OAS and Coronary OAS, and also our products in development. These patents and applications include claims covering key aspects of the devices, including the design, manufacture and therapeutic use of certain atherectomy abrasive heads, drive shafts, control systems, handles and couplings. As we continue to research and develop our atherectomy technology and new technologies, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of these devices and technologies. As described at the beginning of this Form 10-K within the “Preliminary Notes,” we also have numerous registered trademarks throughout various geographies.

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

On June 28, 2016, we entered into a Settlement Agreement with the U.S. government, acting through the U.S. Attorney’s Office for the Western District of North Carolina (the “DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (the “OIG”) and Travis Thams to resolve a DOJ investigation of whether we violated the False Claims Act. In connection with the resolution of this matter, we entered into a five-year corporate integrity agreement (the “Corporate Integrity Agreement”) with the OIG. The Corporate Integrity Agreement required that we maintain our existing compliance programs and imposed certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including establishment of specific procedures and requirements regarding consulting activities, co-marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs. The term of the Corporate Integrity Agreement expired on June 27, 2021. We submitted a final report under the Corporate Integrity Agreement to the OIG on August 25, 2021. On September 27, 2021, we received a letter from the OIG confirming that the Corporate Integrity Agreement has been closed.

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and, ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the FDA and, as we continue our international expansion, regulatory agencies outside the United States may impose extensive compliance and monitoring obligations on us and our operations. Additionally, the time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. For example, the primary regulatory environment in Europe with respect to medical devices is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union, although actual implementation of these directives may vary on a country-by-country basis. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of submission of a design dossier, self-assessment by the manufacturer, a third-party assessment, and review of the design dossier by a “Notified Body.” This third-party assessment generally consists of an audit of the manufacturer’s quality system and manufacturing site, as well as review of the technical documentation used to support application of the CE Mark to one’s product and possibly specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European

Union. The new European Medical Device Regulation (the “EU MDR”) came into effect in May 2021, which substantially expanded the applicable premarket and postmarket requirements in Europe.

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

We are committed to operating our business in a responsible manner, which includes improving our corporate sustainability. We have several conservation programs in place intended to reduce our energy usage, including the installation of automatic light sensors throughout our headquarters facility and the replacement of fluorescent lighting with LED lighting. We are updating our building management system to optimize how the HVAC system is operating in order to further reduce energy costs. We seek to reduce waste generation by maintaining high manufacturing yields and recycling cardboard and electronics waste. In addition, we have qualified a reduced ethylene-oxide (“EO”) concentration sterilization process intended to minimize EO consumption in each sterilization run for the products we manufacture, which we have begun to implement.

Information Security

We have implemented an information security program designed to secure our electronic systems, networks, databases, hardware and other assets to protect the confidentiality, integrity and availability of information of our company and of third parties, including confidential information of our customers and business partners that we possess. We have established an internal security committee comprised of representatives from our Information Technology, Operations, Research & Development, Human Resources, Finance, Legal and Compliance departments, which provides internal management and oversight of our security efforts. We follow the National Institute of Standards and Technology cybersecurity framework as an external benchmark. We regularly review and modify our program to enhance its scope, anticipate and address new threats, and reflect changes in technology, laws, regulations, risks, industry practices and other business needs. On an annual basis, we engage a third party to assess our information security systems, and we use the results of such engagements to remediate findings. We maintain cybersecurity insurance to mitigate against losses from a range of potential cyber incidents. All of our employees receive information security education training on at least a quarterly basis, which includes training on how to identify suspicious emails, prevent virus and ransomware attacks, and avoid and mitigate other threats. Our management presents to our Audit, Risk Management and Finance Committee on information security threats and activities on a quarterly basis. There have been no known data security breaches in the last three fiscal years.

Human Capital

We are committed to creating and maintaining a safe, diverse and inclusive community for all employees while we serve our patients and fulfill our mission.

As of June 30, 2022, we had 725 full-time employees, including:

•407 in commercial organizations;
•91 in research and development and clinical;
•149 in manufacturing and quality; and
•77 in general and administration.

All of our employees are located in the United States: as of June 30, 2022, 299 based in and out of our corporate headquarters in Minnesota (including headquarters-based employees who are working remotely or in a hybrid work arrangement), 71 based in our Pearland, Texas facility, and 354 field-based sales and training employees throughout the country.

We recognize that the needs of employees are different. As such, we have implemented a hybrid workflex program that enables our office-based employees flexibility in how and where their work is performed, including hybrid and remote working arrangements. This approach enables us to have increased flexibility in the use of our office space, expand the talent pool for office employees beyond the geographic areas in which we currently operate, and further promote employee well-being by giving our employees more flexibility in how and where they operate while still successfully meeting their job responsibilities and objectives.

None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have never experienced any employment-related work stoppages and we consider our employee relations to be good. Our voluntary turnover rate in fiscal 2022 was 21%. Although an increase from prior levels, we believe this turnover rate has been consistent with broader market conditions.

The Human Resources and Compensation Committee of our Board of Directors oversees our human capital management programs and receives regular reports on key aspects related to total rewards programs, talent development, succession planning, organizational health metrics, and diversity and inclusion efforts.

The key factors of our human capital program are as follows:

•Mission and Core Values. Our culture is centered around our Mission of Saving Limbs, Saving Lives, Every Day, which guides us in our relationships with customers, business partners, investors and each other. We operate through our core values of Accountability, Community, Courage, Excellence, Integrity and Velocity. These core values drive our behaviors and are used in performance management, promotion, recognition and decision-making processes. Our employees are committed to our Mission and are proud that their work helps us to fulfill it. We conduct an annual survey whereby employees rate the degree to which we are living the behaviors associated with our values.

In addition, we have adopted a comprehensive Code of Conduct and several supporting policies and procedures intended to instill a commitment to ethical behavior and legal compliance across our company. We provide regular training on these matters and expect our employees to conduct our business with the highest integrity. Employees are required to certify that they read the Code of Conduct on an annual basis. Employees are encouraged to approach their managers if they believe violations of company standards or policies have occurred, and they are also encouraged and able to make confidential and anonymous reports using an online or telephone hotline hosted by a third party provider. In fiscal 2022, we received hotline reports relating to three matters. We investigate and address all reports to our hotline.

•Total Rewards. Our total rewards philosophy is focused on attracting, retaining and motivating employees by creating a comprehensive Total Rewards strategy that supports the physical, emotional and financial well-being of employees and their families. We do this through competitive compensation and benefit programs, ensuring incentives and pay align with differentiated performance, offering a mix that accounts for short-term reward with long-term retention and providing choice to account for diverse individual needs. Particular examples include market-competitive base pay, Annual Bonus Plan, paid time off, parental leave, health insurance (including medical, dental and vision), retirement and savings plans, an employee stock purchase plan, short- and long-term disability insurance, equity awards to all employees, mental health resources, and wellness programs and services to encourage physical, mental and financial well-being. We regularly analyze and evaluate our compensation and benefit programs and benchmark our programs against the market and our industry peers.

•Employee Development. Employee development and growth is a key focus of our human capital efforts. These efforts are centered around our CSI Values & Competency Model, which provides a common language for managers and employees to identify strengths and development opportunities. Individual actions supporting ongoing growth are then translated into an individual development plan designed to support and enhance employees’ professional growth. Employees receive annual performance reviews, which are discussed during quarterly performance and development check-in meetings, and we engage in annual succession planning throughout the organization. We post open roles internally and offer development assignments that allow employees to assume special assignments that align with their specific career goals. As of June 30, 2022, these efforts resulted in internal talent filling 39.5% of our open roles and 64.5% of open management roles. In addition, we offer leadership development programs to support the growth of every level of leader. Our leaders participate in growth networks intended for peer learning in order to share successes, challenges and experiences. Additionally, we offer tuition reimbursement for courses taken in pursuit of an undergraduate or graduate degree.

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

In response to the COVID-19 pandemic, we took several actions to protect the health and well-being of our workforce, such as implementing restrictions on access to our facilities; deploying screening, testing and safety protocols for employees who work on site; utilizing remote working systems and providing home office equipment for employees; providing employees with access to coronavirus test kits; training employees on personal protection, hygiene and safe practices in patient care; establishing protocols for our field sales personnel for their interactions with customer and facilities; supplying personal protective equipment to employees; new paid leave programs for employees who have been adversely impacted by the crisis; and establishing new company-wide safety policies and a COVID-19 preparedness plan.

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

We continue to operate as a CEO Action for Diversity & Inclusion signatory and advance our diversity and inclusion efforts through a formalized program led by our executive leadership and driven through diverse cross-functional teams. The program goals are to increase diversity in our external hiring, grow an internal diverse talent pool to improve diversity at senior leadership levels, ensure an inclusive culture where employees have the ability to be their authentic self, and create a positive impact in addressing disparities in healthcare and the communities we serve.

As of June 30, 2022, our workforce was made up of:
◦42% female employees
◦23% racially or ethnically diverse employees, with 30% and 8% of management positions held by female and racially or ethnically diverse individuals, respectively.
◦78% of employees over 40 years of age and 22% under 40 years of age

•Communications and Engagement. We keep our employees informed on key developments in our business and provide various forums for their voices to be heard. In addition to regular written announcements, messages and communications from members of the executive team, our President and Chief Executive Officer leads both quarterly Town Hall meetings to ensure our employees receive timely business updates and quarterly leadership meetings to address areas of particular importance. In these meetings, all participants can anonymously ask questions, which are addressed by the executive team. We utilize a company intranet site that highlights important business matters, profiles our employees, and provides our employees with resources that help them more efficiently do their jobs. We also conduct quarterly employment surveys in order to gauge employee engagement, better understand the employee experience, and identify areas for focus and action.

•Community Involvement. All employees are provided one paid day off for volunteer activities and several of our internal departments engage in group volunteer activities. We participate on a corporate level with various charitable initiatives that are consistent with our Mission, and we provide a local volunteer opportunity to our employees once per quarter. We believe that engagement with our community helps us to give back and enhances employee pride.

Information About our Executive Officers

The names, ages and positions of our current executive officers are as follows:

Name	Age	Position
Scott R. Ward	62	Chairman, President and Chief Executive Officer
Jeffrey S. Points	45	Chief Financial Officer
Stephen J. Rempe	49	Chief Human Resources Officer
Alexander Rosenstein	50	General Counsel and Corporate Secretary
Sandra M. Sedo	58	Chief Compliance Officer

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

We have experienced a disruption in procedures using our products and in our operations as a result of the COVID-19 outbreak in the United States and internationally. Public health crises, including an outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic like COVID-19, could significantly disrupt our business. The effects of such a public health crisis may include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners and sales agents to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors and sales agents due to the impact of the outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; legal actions threatened or commenced against us by employees, customers or others who allege that our actions or inactions relating to safety measures led to their exposure to COVID-19 or other personal injury; and adverse impacts on the national and global economies. The extent of the COVID-19 pandemic may be further aggravated by the spread of new, more viral or deadly variants. Public health crises and pandemics, such as the outbreak of COVID-19, also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The United States and world economies could enter into periods of sustained recession or depression, which could materially adversely affect our business. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, and, we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak or any other outbreak of a contagious disease or other public health crisis on our financial condition and results. Furthermore, the global COVID-19 pandemic continues to evolve and we do not yet know the full extent and duration of its impact. The full extent to which a public health crisis will directly or indirectly impact our business and results will depend on future developments that are highly uncertain and difficult to predict. Finally, to the extent a public health crisis adversely affects our business, results and prospects, it may also have the effect of heightening many of the other risks described in this section.

We have a history of net losses, and may continue to incur losses.

We were profitable in fiscal 2018 but have incurred net losses in each prior fiscal year since our formation in 1989 and most recently in fiscal 2020, 2021 and 2022. For the years ended June 30, 2022, 2021, and 2020, we had net losses of $(36.9) million, $(13.4) million, and $(27.2) million, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $423.7 million. We expect to continue to incur significant expenses for sales and marketing, research and development (including clinical trial activity), and manufacturing as we expand our product offering, launch our business in international markets, continue to commercialize the Peripheral OAS and the Coronary OAS and develop and commercialize future versions of the Peripheral OAS, the Coronary OAS, and future products. Additionally, we expect that our general and administrative expenses will increase to support business growth. If we are unable to balance revenue growth and cost management, our operating losses may continue.

We may be unable to achieve or sustain revenue growth.

Our business is substantially dependent upon sales of the Peripheral OAS and Coronary OAS. Our ability to increase our revenues in future periods will depend on our ability to increase sales of the OAS and other products we introduce in the future, which will, in turn, depend in part on our success in growing our customer base and reorders from those customers. Sales of the Peripheral OAS and Coronary OAS declined in fiscal 2022 compared to fiscal 2021 and there is no assurance that sales will return to previous levels. We may not be able to generate, sustain or increase revenues on a quarterly or annual basis. If we cannot achieve or sustain revenue growth for an extended period, our financial results will be adversely affected and our stock price may decline.

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

The availability of insurance coverage and reimbursement for newly approved medical devices and procedures is uncertain. The commercial success of our products is substantially dependent on whether third-party insurance coverage and reimbursement for the use of such products and related services are available. We expect our products to continue to be purchased by hospitals and other providers who will then seek reimbursement from various public and private third-party payors, such as Medicare, Medicaid and private insurers, for the services provided to patients. While third-party payors are currently providing reimbursement for our products, we can give no assurance that these third-party payors will continue to provide adequate reimbursement for use of the Peripheral OAS, the Coronary OAS and our other products to permit hospitals and doctors to consider the products cost-effective for patients requiring treatment, or that current reimbursement levels for our products will continue. In addition, the overall amount of reimbursement available for PAD and CAD treatment could decrease in the future. For example, the reimbursement available for the use of certain of our products in certain settings, such as office-based labs, has been reduced and is proposed to be reduced further. In addition, we expect that the American Medical Association CPT lower extremity revascularization codes will be subject to a review process, which could also result in a decrease in the reimbursement available for the use of certain of our products. Failure by hospitals and other users of our products to obtain sufficient reimbursement could cause our business to suffer.

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

In addition, in the event of future allegations of our violations of healthcare laws, we could be excluded from participation in federal health care programs. If third-party coverage and reimbursement for our products is limited or not available, the acceptance of our products and, consequently, our business will be substantially harmed.

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

We have been and are substantially dependent on the sales of the Peripheral OAS and the Coronary OAS and seek to diversify our product portfolio, particularly as sales of the Peripheral OAS and Coronary OAS declined in fiscal 2022 compared to fiscal 2021. We plan to add to our product portfolio through both internal development efforts and through acquisitions, distribution agreements, licensing transactions, manufacturing agreements, joint ventures, collaboration and development agreements, and other strategic partnerships. We have several products in development, and we have also entered into distribution agreements for the sale of OrbusNeich products by us in the United States and the sale of our products in Japan by Medikit and in the rest of the world by a network of distributors and sales agents. New products may also include updated and improved versions of our existing products and of existing OrbusNeich products that we sell.

These new products and technologies may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, clinical trial requirements and results, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to develop and manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Development of new products may take substantially longer than we anticipate, or we may decide to cease development of a product. We have experienced delays in the development of our new percutaneous ventricular assist device and other products, and we have ceased or paused the development of certain other products. Moreover, the COVID-19 pandemic and other factors caused delays in our product development and product launch efforts, which has caused and will cause delays in our ability to launch the affected products, if we are able to complete their development and launch them at all. Many of the new products in development will require clinical trials, which will require us to incur substantial additional costs. Even if we successfully develop or introduce new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot provide certainty as to when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause our products or technologies to become obsolete, causing our revenues and operating results to suffer. In addition our distribution agreement for the sale of our products in Japan by Medikit expires in the third quarter of fiscal 2023. If we are unable to renew this agreement on terms acceptable to us or at all, or if we are unable to secure an alternative distributor in Japan in the event of non-renewal, our financial results will be adversely affected.

Growth in the office-based lab site of service for PAD procedures could adversely affect our business.

We have observed a shift in the number of PAD procedures that are performed in office-based labs (“OBLs”) in the United States as compared to PAD procedures performed in hospitals. These OBLs tend to have more price sensitivity than hospitals, as they are often established and managed by individual physicians and are subject to different reimbursement payments than hospitals. This price sensitivity has been, and may continue to be, heightened during periods of economic uncertainty, such as the COVID-19 pandemic and social unrest that began in the United States in 2020. As a result, our sales to OBLs have resulted, and could continue to result, in lower pricing. To the extent that the OBL site of service continues to grow, we may experience increasing pricing pressure and be forced to lower our prices further in order to retain existing business and gain new business with OBL customers. We may not be able to increase the volumes of our products sold overall in order to offset any pricing pressure we experience in sales to OBLs, which would result in our revenues declining or not growing as fast as we anticipate, which would adversely affect our business.

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

Companies in the United States and around the world have experienced a disruption in the supply of certain components and raw materials, such as electronics, resins and polymers, which may adversely affect us and our ability to obtain these components in a timely manner, in the volumes we require, or at all. In addition, the prices of these components and other supplies we rely upon in the manufacture of our products may rise. For example, we and our suppliers have recently experienced, and may continue to experience, rising costs due to inflation, such as costs of materials, labor and freight. If inflation continues to rise, the prices of our components may rise, resulting in increased expenses to us that we may not be able to offset by raising the prices of our products.

Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in our products or in the sterilization of our products, or price increases of these supplies, would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our customers may be adversely affected by shortages of goods and supplies used in the procedures they perform using our products, as well as labor shortages. For example, we are aware that some of our customers have experienced shortages of contrast dye, which is used in the procedures involving our products, and labor shortages, and those shortages limited their ability to perform procedures. If our customers are not able to acquire the supplies they need to adequately perform procedures and maintain adequate staffing levels, then they may decrease the use of our products, which would adversely affect our financial results.

We intend to continue to sell our products internationally in the future, but we may experience difficulties in obtaining or maintaining approval to do so or in successfully marketing our products internationally even if approved.

Currently, substantially all of our revenues are in the United States. In fiscal 2018, commercial sales of certain of our products commenced in Japan, which became the first international market for our products, and in fiscal 2019, we commenced sales in certain countries in Southeast Asia, Europe and the Middle East under our distribution agreement with OrbusNeich. We have continued to expand sales of our products into additional countries through fiscal 2022 and intend to continue this expansion. Our ability to sell our products outside of the United States is and will continue to be subject to foreign regulatory requirements, and we may incur substantial time and expense in seeking these approvals. Although our products have been cleared or approved by the FDA, regulatory authorities in other countries may not approve the same products for sale in their countries. Attempting to obtain these foreign approvals could result in significant delays and expenses for us and require additional clinical trials. We will be subject to substantial requirements relating to our international expansion, including differing regulatory, import, marketing and distribution requirements and different levels and structures of reimbursement and payment. There can be no guarantee that we will receive approval to sell our products in any additional countries or that any of our approvals will be maintained, nor can there be any guarantee that any sales would result even if such approval is received. We will be substantially reliant upon Medikit and other international distribution and sales agent partners for our international sales, and any failure of such distributors and sales agents to effectively sell our products could have a material adverse effect on our international efforts and harm our financial position. The COVID-19 pandemic has adversely affected the international markets and the ability of our distributors to grow the markets for our products in other countries. Travel restrictions and our inability to support new accounts has negatively impacted our progress in international markets. In addition, we will incur substantial expenses in connection with international expansion, particularly with respect to our efforts to train physicians on the safe and effective use of our products. Our inability to successfully enter international markets and manage business on a global scale could negatively affect our financial results. In addition, our distribution agreement for the sale of our products in Japan by Medikit expires in the third quarter of fiscal 2023. If we are unable to renew this agreement on terms acceptable to us or at all, or if we are unable to secure an alternative distributor in Japan in the event of non-renewal, our financial results will be adversely affected.

We are dependent on our senior management team and highly skilled personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, particularly Scott Ward, our Chairman, President and Chief Executive Officer, and other key personnel. We experienced an increase in employee turnover in fiscal 2022, including several positions at the senior management level. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could prevent us from achieving our objectives of continuing to grow our company. We do not carry key person life insurance on any of our employees.

We may need to increase the size of our organization in the future, and we may experience difficulties managing growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We may need to expand the size of our organization in the future. The growth we may experience in the future may provide challenges to our organization, requiring us to also rapidly expand other aspects of our business, including our manufacturing operations. Rapid expansion in personnel may result in less experienced people producing and selling our products, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We may require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We anticipate the need for additional financing in the future in order to execute our long-term strategic business plan. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In the event we need or desire additional financing, we may be unable to obtain it by borrowing money in the credit markets or raising money in the capital markets. If adequate funds are not available on a timely basis, we may need to terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, medical device, biotechnology and other life sciences companies have historically been particularly volatile. Our common stock traded as low as $13.41 and as high as $43.37 per share during the 12-month period ended June 30, 2022. Factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

We rely on information and communication systems in our manufacturing and in the conduct of our business. If there is any failure or interruption of these systems, such an incident could cause failures or disruptions in our customer relationship systems or product manufacturing. In addition, we could be subject to a cyber incident, such as an intentional attack or an unintentional event that involves a third party gaining unauthorized access to our systems or to the systems of business partners of ours who hold or have access to information regarding us, such as our suppliers and vendors, or a third party gaining access to software programs developed by third parties, any of which could disrupt our operations, corrupt our data, or result in release of our confidential information. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our systems or networks. To date, none of these actual or attempted attacks has had a material effect on our operations or financial condition. Although we have systems and processes designed to detect and prevent security breaches, the technology used by parties seeking unauthorized access to our systems is rapidly changing and we are not fully insulated from technology disruptions that could adversely impact us and we may not be able to timely and adequately detect and prevent any breaches. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential information of third parties, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, if a computer security breach or cyber-attack affects our systems or the systems of any of our business partners results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, customer confidence in us could be diminished, and our operations could be impaired. We would also be exposed to a risk of loss or litigation and potential liability, as well as government enforcement actions, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for most employees, and we expect many of our employees to continue to work remotely, and those employees may use outside technology and systems that are more vulnerable to security breaches, service interruptions, data loss or malicious attacks than our internal systems. The occurrence of any failures, interruptions or cyber incidents could cause a loss of business or damage to our reputation and have a material effect on our business, financial condition, results of operations and cash flows.

The effects of hurricanes, flooding and other natural disasters and other external events may impact our sales, inventories and supply availability, which could adversely affect our financial condition and results of operations.

In prior years, hurricanes have made landfall along the Texas Gulf Coast and in the State of Florida, respectively, bringing high winds, unprecedented rain and extreme flooding to those areas. A significant portion of our sales is generated from these areas. Procedure volumes in the Houston area and in Florida decreased during the pendency and immediate aftermath of prior hurricanes and flooding, which decreased the number of our products used during this time. Any sustained decrease in procedure volumes from hurricanes and other natural disasters, and other external events, such as political unrest, acts of war or terrorism, that affect any areas in which our customers are located will result in decreased sales in these areas and could have a material adverse effect on our financial condition and results of operations.

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

The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture, and we also may institute voluntary recalls of our products. Since commercialization of the Peripheral OAS, we have had instances of recalls, including a recall of our OAS saline infusion pump in April 2017 and other smaller recalls of particular lots of certain products. In fiscal 2022, we recalled the WIRION Embolic Protection System due to nine complaints of filter breakage during retrieval (of 697 total units distributed), and we recalled two lots of the Peripheral OAS (16 devices total) due to labeling inaccuracies. Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.

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

The federal healthcare program Anti-Kickback Statute, and similar state and foreign laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians as well as requiring reporting of payments to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The Sunshine Act requires us to collect and report certain data on payments and other transfers of value to physicians, teaching hospitals and other covered recipients. In addition, foreign countries in which our products are or will be sold may have similar disclosure requirements.

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

Our expansion of sales into international markets subjects us and our products to different and increased laws and regulations, including foreign medical device regulations; tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as in the United States; increased financial accounting and reporting burdens and complexities; import, export and sanction laws and regulations; privacy laws such as the European General Data Protection Regulation; and the Foreign Corrupt Practices Act and similar anti-corruption laws. Although we have and will continue to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, distributors and agents, as well as those companies to which we will outsource certain aspects of our business operations, including those based in foreign countries where practices that violate such U.S. laws may be customary, will comply with our internal policies. Some of our distributors may appoint sub-distributors of our products and we will have limited ability to control the actions of these sub-distributors, but we may be held responsible by governmental authorities for the actions of these sub-distributors. We will incur additional compliance costs associated with global operations, and any alleged or actual violations of these laws and regulations could subject us to government scrutiny, severe criminal or civil fines, sanctions and other liabilities, and prohibitions on business conduct, and could negatively affect our business, reputation, operating results, and financial condition. The sale and use of our devices is also subject to reimbursement and third-party payor systems in other countries, which may involve lower reimbursement than in the United States and increased pricing pressure, resulting in lower revenue and margins on our products sold outside of the United States. Furthermore, geopolitical developments in international markets, such as unrest and political developments in Hong Kong, where OrbusNeich is headquartered, and COVID-19-related plant closings in China, where some of our distributed products and some components in our products are manufactured, could have a negative effect on the ability of us or our distributors to operate and sell our products or disrupt the supply chain for our suppliers and products, all of which would negatively affect our business.

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

Our failure to comply with environmental, health safety and social laws and standards may result in liabilities, expenses and restrictions on our operations and harm our reputation.

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

Our success and ability to compete depends, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patents, copyrights and trademarks, as well as trade secrets and nondisclosure agreements, to protect our intellectual property. Our issued patents and related intellectual property may not be adequate to protect us or permit us to gain or maintain a competitive advantage. We continue to develop new technologies and products, as well as enhancements to our existing products. The patent prosecution process is expensive, time-consuming and complex, and maintenance, renewal, annuity and other government fees may be significant. We cannot be assured that any of our pending or future patent applications will result in the issuance of patents to us, and the coverage claimed in our patent applications could be significantly reduced before the patent is issued, and issued patents may not be in a form that provides us with meaningful protection. We may also fail to identify patentable aspects of our research and development output in time to obtain patent protection. Further, if any patents we obtain or license are deemed invalid and unenforceable, or have their scope narrowed, it could impact our ability to commercialize or license our technology and achieve competitive advantages. Finally, patents have a limited lifespan. Once our primary issued patents expire, our remaining patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Accordingly, our products and technologies may not be protectable or remain protected by valid and enforceable intellectual property rights. Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete and results of operations.

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

Item 4.        Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We trade on the Nasdaq Global Select Market under the symbol “CSII.” The number of record holders of our common stock on August 11, 2022 was approximately 78. No cash dividends have been previously paid on our common stock and none are anticipated during the year ending June 30, 2023.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents the information with respect to purchases made by us of our common stock during the fourth quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 to April 30, 2022(1)	402	$21.53	N/A	N/A
May 1 to May 31, 2022(1)	923	$15.56	N/A	N/A
June 1 to June 30, 2022(1)	6,331	$13.53	N/A	N/A
	7,656	$14.19
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

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock (“CSII”) with the return of the Standard & Poor’s 500 Stock Index (“S&P”) and the S&P Health Care Index (“S&P HC”) from June 30, 2017 through June 30, 2022. The comparisons assume $100 was invested on June 30, 2017 in our common stock, the S&P 500 Stock Index and the S&P Health Care Index and also assumes that any dividends are reinvested. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance.

Item 6.        [Reserved.]

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

OVERVIEW

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing these difficult disease state. We have developed patented orbital atherectomy systems (“OAS”) for both peripheral and coronary clinical applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD. We refer to these products in this Form 10-K as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the fiscal year ended June 30, 2022 represented approximately 66% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the fiscal year ended June 30, 2022 represented approximately 27% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. (“Medikit”). Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Latin America and the Middle East and Canada, are made through a network of distributors and sales agents.

International sales during the fiscal year ended June 30, 2022 represented approximately 7% of revenue.

Impact of COVID-19
Refer to Part I, Item 1 of this Form 10-K for a discussion of the impact of the COVID-19 pandemic on our business.

FINANCIAL OVERVIEW

Net Revenues.    We derive substantially all of our revenues from the sale of the Peripheral OAS, the Coronary OAS and other products in the United States. The Peripheral OAS and the Coronary OAS each use a disposable, single-use, low-profile catheter that travels over our proprietary ViperWire guide wire. The OAS uses a saline infusion pump as a power supply for the operation of the catheter. Additional products include catheters, guidewires, balloons and other OAS support devices.

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

Other (Income) and Expense, Net.    Other (income) and expense, net primarily includes interest expense from amounts owed under the lease of our headquarters facility, interest income from money market funds and other investments in marketable securities, and unrealized gains on strategic investments.

Net Operating Loss Carryforwards.    We have established valuation allowances to fully offset our deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred assets, particularly in light of our historical losses. The future use of net operating loss carryforwards is dependent on us attaining profitable operations and will be limited in any one year under Internal Revenue Code Section 382 due to significant ownership changes (as defined in Section 382) resulting from our equity financings. At June 30, 2022, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $328.0 million. Those resulting from losses incurred prior to fiscal 2019 will expire at various dates through fiscal 2037, while those resulting from losses incurred subsequent to fiscal 2019 are eligible to be carried forward indefinitely.

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

Revenue Recognition.   We sell our peripheral and coronary products to customers through a direct sales force in the United States and through distributors and sales agents internationally. We have no material concentration of credit risk or significant payment terms extended to customers for periods in excess of one year and, therefore, we do not adjust the promised amount of consideration for the effects of a significant financing component. Sales, use, value-added, and other excise taxes are not recognized in revenue. We have elected to present revenue net of sales taxes and other similar taxes.

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

Stock-Based Compensation.    We have stock-based compensation plans that include nonvested share awards and stock options and an employee stock purchase plan. We determine the fair value of nonvested share awards with market conditions using the Monte Carlo simulation. Fair value of nonvested share awards that vest based upon performance or time conditions is determined by the closing market price of our stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest. Fair value of shares purchased under the employee stock purchase plan is estimated on the grant date, which is the first date in the six-month purchase period. Stock-compensation expense is recognized over the purchase period based on the anticipated amount of shares to be purchased. Management’s key assumptions are developed with input from independent third-party valuation specialists. During the years ended June 30, 2022, 2021 and 2020, we recorded stock-based compensation expense of $17.8 million, $16.2 million, and $13.6 million, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods:

Comparison of Fiscal Year Ended June 30, 2022 with Fiscal Year Ended June 30, 2021

	Year Ended June 30,
	2022	2021	Change	Percent Change
Net revenues	$236,222	$258,973	$(22,751)	(8.8)%
Cost of goods sold	63,440	61,131	2,309	3.8
Gross profit	172,782	197,842	(25,060)	(12.7)
Gross margin	73.1%	76.4%	(3.3)%	(4.3)
Expenses:
Selling, general and administrative	170,526	167,498	3,028	1.8
Research and development	36,720	41,061	(4,341)	(10.6)
Amortization of intangible assets	1,342	1,216	126	10.4
Total expenses	208,588	209,775	(1,187)	(0.6)
Loss from operations	(35,806)	(11,933)	(23,873)	200.1
Other (income) and expense, net	817	1,236	(419)	(33.9)
Loss before income taxes	(36,623)	(13,169)	(23,454)	178.1
Provision for income taxes	310	252	58	23.0
Net loss	$(36,933)	$(13,421)	$(23,512)	175.2

Net Revenues.    Net revenues decreased by $22.8 million, or 8.8%, from $259.0 million for the year ended June 30, 2021 to $236.2 million for the year ended June 30, 2022. U.S. peripheral revenues decreased $21.3 million, or 12.0%, and U.S. coronary revenues decreased $6.5 million, or 9.2%. Both therapies were adversely affected by the impact of the Delta and Omicron variants of the SARS-CoV-2 virus, especially within the hospital setting. Contributing factors to the decreased case volumes from the Delta and Omicron variants were disruptions of referral patterns, deferrals of elective procedures, staffing shortages and heightened summer seasonality in the quarter ended September 30, 2021. Our revenues have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting, as well as shortages of contrast dye experienced by some customers in the quarter ended June 30, 2022, which limited their ability to perform procedures using our products. Increased revenue from new product launches and increased customer adoption of interventional support products partially offset the revenue declines from decreased peripheral and coronary case volumes. International revenue was $16.4 million for the year ended June 30, 2022, compared with international revenue of $11.3 million for the year ended June 30, 2021. Although international sales were also impacted by the ongoing COVID-19 pandemic, increases in international sales were driven by Coronary OAS sales in Europe, a stronger recovery in Japan, and the commencement of sales into other territories.

Subject to the potential impact that the continuing COVID-19 pandemic may have, we expect to resume growing revenue, driven by increasing the number of physicians using the devices we sell; increasing the usage per physician; the use of new and improved products, such as the Scoreflex NC scoring balloon, JADE balloons and the ViperCross Microcatheters; generating additional clinical data; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices. However, ongoing factors such as staffing and supply shortages and competitive and reimbursement pressures may continue to have an adverse impact.

Cost of Goods Sold.    Cost of goods sold increased 3.8%, from $61.1 million for the year ended June 30, 2021 to $63.4 million for the year ended June 30, 2022. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 73.1% for the year ended June 30, 2022 from 76.4% for the year ended June 30, 2021. The increase in cost of goods sold and decrease in gross margin were primarily due to the $2.8 million reserve in the year ended June 30, 2022 related to the voluntary recall of the WIRION device, lower unit volumes, slight declines in our average selling prices, and increased sales of lower margin products. We expect that gross margin for the year ending June 30, 2023 will be similar to the year ended June 30, 2022, as we continue to expand into the OBL site of service, introduce new products with a lower margin profile, expand into international markets, and see slight declines in our average selling prices. Quarterly gross margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, the impact of inflation, or other unanticipated circumstances. If the pandemic extends longer than we anticipate or we experience lingering factors previously described leading to depressed unit volumes, this would negatively impact gross margin in the form of higher unit costs.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses increased by $3.0 million, or 1.8%, from $167.5 million for the year ended June 30, 2021 to $170.5 million for the year ended June 30, 2022. These increases were led by costs associated with new product introductions, international expansion, the resumption of travel-related expenditures due to increased live meetings and tradeshows, and annual salary increases for our employees. These increases were partially offset by reduced commission expenses due to lower sales in the current year period and a decrease in incentive compensation expense due to lower performance. Selling, general, and administrative expenses for the years ended June 30, 2022 and 2021 include $14.8 million and $13.4 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase slightly as revenue grows in fiscal 2023, but at a rate less than the rate of revenue growth, which could be materially impacted by continuing effects of the pandemic and inflation.

Research and Development Expenses.    Research and development expenses decreased by $4.3 million, or 10.6%, from $41.1 million for the year ended June 30, 2021 to $36.7 million for the year ended June 30, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was primarily due to IPR&D charges incurred with our asset acquisition of a line of peripheral microcatheters in the year ended June 30, 2021. Research and development expenses for the years ended June 30, 2022 and 2021 include $2.4 million and $2.1 million, respectively, for stock-based compensation. We expect to incur a greater amount of research and development expenses in fiscal 2023 than was incurred for the year ended June 30, 2022, as we make further investments in expanding our product portfolio and commence clinical trial activity relating to new products. Fluctuations could occur based on the number of projects and studies, the timing of expenditures, further delays brought on by COVID-19, and the impact of inflation.

Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a comparative discussion of our financial results for the fiscal year ended June 30, 2021 as compared with the fiscal year ended June 30, 2020.

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

	Year Ended June 30,
	2022	2021
Net loss	$(36,933)	$(13,421)
Less: Other (income) and expense, net	817	1,236
Less: Provision for income taxes	310	252
Loss from operations	(35,806)	(11,933)
Add: Stock-based compensation	17,841	16,230
Add: Depreciation and amortization	5,029	4,312
Adjusted EBITDA	$(12,936)	$8,609

Adjusted EBITDA decreased as compared to the prior year primarily due to a greater loss from operations in the current year.

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

Beginning with the quarter ended March 31, 2022, following correspondence from the staff of the U.S. Securities and Exchange Commission, we no longer exclude IPR&D charges incurred in connection with asset acquisitions from Adjusted EBITDA or any other reported non-GAAP financial measures. For purposes of comparability, we have revised the reconciliation table above for the year ended June 30, 2021 to reflect this approach.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $66.4 million and $71.1 million at June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $423.7 million. The decrease in cash and cash equivalents is primarily attributable to net loss, partially offset by maturities of short-term marketable securities.

A summary of our cash flow activities is as follows:

	Year Ended June 30,
	2022	2021	2020
Net cash used in operating activities	$(24,272)	$(884)	$(12,765)
Net cash provided by (used in) investing activities	22,161	(112,709)	(8,669)
Net cash (used in) provided by financing activities	(2,535)	(800)	132,660
Net change in cash and cash equivalents	$(4,646)	$(114,393)	$111,226

	As of June 30,
	2022	2021	2020
Cash and marketable securities	$159,833	$207,038	$122,672

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $24.3 million for the year ended June 30, 2022, primarily due to the net loss of $36.9 million, and $11.2 million relating to changes in working capital as a result of the ongoing impact from the COVID-19 pandemic in our business, partially offset by non-cash expenditures such as stock-based compensation.

Net cash used in operating activities was $0.9 million for the year ended June 30, 2021, primarily due to the net loss of $13.4 million, and $13.1 million relating to changes in working capital as a result of the recovery from the initial wave of the COVID-19 pandemic in our business, partially offset by non-cash expenditures such as stock-based compensation and the charges incurred in connection with our acquisition of peripheral microcatheters.

Investing Activities

Net cash provided by investing activities was $22.2 million for the year ended June 30, 2022, primarily due to maturities and sales of marketable securities exceeding marketable security purchases. These amounts were partially offset by additional payments related to strategic investments, capital expenditures and product acquisitions as we continue to grow our business.

Net cash used in investing activities was $112.7 million for the year ended June 30, 2021, primarily due to investing cash from our June 2020 equity offering into marketable securities. We also deployed cash into strategic investments, and capital expenditures as we continue to grow our business. These uses of cash were partially offset by maturities and sales of marketable securities.

Financing Activities

Net cash used in financing activities was $2.5 million for the year ended June 30, 2022, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Net cash used in financing activities was $0.8 million for the year ended June 30, 2021, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in Part I, Item 1 of this Form 10-K, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but once the pandemic subsides we expect our U.S. business to improve. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of June 30, 2022, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements and future payments relating to our asset acquisition of the WIRION embolic protection system. If needed, we have the ability to borrow under our senior, secured revolving credit facility. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Revolving Credit Facility

In March 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, we entered into the First Amendment to the Loan Agreement (the “Amendment”). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the “Revolver”) to $50.0 million (the “Maximum Dollar Amount”). In March 2022, we entered into the Second Amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment extended the maturity date of the Loan Agreement by one year, to March 31, 2023.

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. We will incur a fee equal to 1.5% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended (the “Amended Loan Agreement”), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of June 30, 2022, and we currently do not have plans to borrow under the Amended Loan Agreement.

INFLATION

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

No recently issued accounting standards are expected to have a material impact on our consolidated results of operations or financial position.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-K and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, expansion of the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors, sales agents or directly by us; (iii) our strategy; (iv) the acquisition of future products; (v) product development activities, plans and expectations; (vi) future product launches; (vii) seasonality in our business; (viii) our expectation that our revenue growth will resume; (ix) our expectation that we will incur selling, general and administrative expenses in fiscal 2023 that are slightly higher than the amounts incurred fiscal 2022, but at a rate less than the rate of revenue growth; (x) our expectation that gross margin in fiscal 2023 will be similar to the gross margin in fiscal 2022; (xi) our expectation that we will incur research and development expenses in fiscal 2023 that are higher than the amounts incurred in fiscal 2022; (xii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (xiii) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (xiv) our dividend expectations; (xv) our plan not to borrow under our loan and security agreement; and (xvi) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These factors include the ongoing COVID-19 pandemic and the impact and scope thereof on us, our distribution partners, the supply chain and physicians and facilities, including government actions related to the COVID-19 outbreak, material delays and cancellations of procedures, delayed spending by healthcare providers, and distributor and supply chain disruptions; regulatory developments, clearances and approvals; approval of our products for distribution outside of the United States; approval of products for reimbursement and the level of reimbursement in the U.S. and foreign countries; dependence on market growth;

agreements with third parties to sell their products; the ability of us and our distribution partners to successfully launch our products outside of the United States; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships and agreements with distribution partners; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; successful collaboration on the development of new products; agreements with development partners, advisors and other third parties; the ability of us and these third parties to meet developmental, contractual and other milestones; contractual rights and obligations; technical challenges; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the effects of hurricanes, flooding, and other natural disasters on our business; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; the potential impact of any future strategic transactions; and general economic conditions.

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

Our cash and cash equivalents as of June 30, 2022 include liquid money market accounts. Additionally, we have certain available-for-sale debt securities. See Notes 1 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information on these available-for-sale debt securities. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cardiovascular Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cardiovascular Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and June 30, 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and June 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Performance-Based Restricted Stock Awards with Market Conditions
As described in Notes 1 and 8 to the consolidated financial statements, the Company granted performance-based restricted stock awards with market conditions that vest based on the Company’s total shareholder return relative to total shareholder return of a peer group, as measured by the closing prices of the stock of the Company and its peer group for the period as defined in the award agreement, which resulted in the Company recognizing stock-based compensation expense of $5.0 million for the year ended June 30, 2022. With the assistance of a specialist, management determined the fair value of the performance-based restricted stock awards with market conditions using the Monte Carlo simulation model.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the performance-based restricted stock awards with market conditions, including management’s method and data. These procedures also included, among others, developing an independent estimate of the fair value of the performance-based restricted stock awards with market conditions and comparing to management’s estimate to evaluate the reasonableness of the estimate. The independent estimate was calculated by (i) developing an independent Monte Carlo simulation model of the Company’s expected total shareholder return relative to total shareholder return of a peer group as defined in the award agreement and (ii) testing the completeness and accuracy of historical stock prices and volatilities of the Company and the peer group data used in the Monte Carlo simulation model by utilizing data obtained from an independent third-party source. Professionals with specialized skill and knowledge were used to assist in developing the independent Monte Carlo simulation model and evaluating the audit evidence.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 18, 2022

We have served as the Company’s auditor since at least 2003, which includes periods before the Company became subject to SEC reporting requirements.

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)

	June 30, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$66,424	$71,070
Marketable securities	93,409	135,968
Accounts receivable, net	39,678	40,033
Inventories	34,567	32,313
Prepaid expenses and other current assets	7,768	5,285
Total current assets	241,846	284,669
Property and equipment, net	29,035	28,894
Intangible assets, net	15,734	15,376
Strategic investments	33,425	20,657
Other assets	2,637	2,971
Total assets	$322,677	$352,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,383	$14,061
Accrued expenses	23,464	38,189
Deferred revenue	2,107	2,400
Total current liabilities	39,954	54,650
Long-term liabilities
Financing obligation	20,298	20,596
Deferred revenue	—	2,194
Other liabilities	12,945	4,169
Total liabilities	73,197	81,609
Commitments and contingencies
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 40,965,202 at June 30, 2022 and 40,215,554 at June 30, 2021	40	39
Additional paid in capital	673,388	652,288
Accumulated other comprehensive income	(268)	11
Accumulated deficit	(423,680)	(381,380)
Total stockholders’ equity	249,480	270,958
Total liabilities and stockholders’ equity	$322,677	$352,567

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2022	2021	2020
Net revenues	$236,222	$258,973	$236,545
Cost of goods sold	63,440	61,131	48,759
Gross profit	172,782	197,842	187,786
Expenses:
Selling, general and administrative	170,526	167,498	169,969
Research and development	36,720	41,061	43,355
Amortization of intangible assets	1,342	1,216	1,234
Total expenses	208,588	209,775	214,558
Loss from operations	(35,806)	(11,933)	(26,772)
Other (income) expense, net:
Interest expense	1,634	1,735	1,973
Interest income and other, net	(817)	(499)	(1,740)
Total other (income) expense	817	1,236	233
Loss before income taxes	(36,623)	(13,169)	(27,005)
Provision for income taxes	310	252	231
Net loss	$(36,933)	$(13,421)	$(27,236)

Basic & diluted earnings per share	$(0.94)	$(0.35)	$(0.79)

Basic & diluted weighted average shares outstanding	39,229,734	38,832,002	34,275,957

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share and share amounts)

	Year Ended June 30,
	2022	2021	2020
Net loss	$(36,933)	$(13,421)	$(27,236)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(279)	(258)	191
Adjustment for net gain realized and included in interest income and other, net	—	—	—
Total change in unrealized (loss) gain on available for sale securities	(279)	(258)	191
Comprehensive loss	$(37,212)	$(13,679)	$(27,045)

The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share and share amounts)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2019	$34	$477,368	$78	$(329,536)	$147,944
Proceeds from offering of common stock	5	134,974	—	—	134,979
Stock-based compensation related to restricted stock awards, net	—	12,677	—	—	12,677
Shares withheld for payroll taxes	—	—	—	(6,303)	(6,303)
Employee stock purchase plan activity	—	5,194	—	—	5,194
Unrealized gain on available-for-sale debt securities	—	—	191	—	191
Stock issued for acquisitions	—	1,346	—	—	1,346
Net loss	—	—	—	(27,236)	(27,236)
Balances at June 30, 2020	$39	$631,559	$269	$(363,075)	$268,792
Stock-based compensation related to restricted stock awards, net	—	15,080	—	—	15,080
Shares withheld for payroll taxes	—	—	—	(4,884)	(4,884)
Employee stock purchase plan activity	—	5,649	—	—	5,649
Unrealized loss on available-for-sale debt securities	—	—	(258)	—	(258)
Net loss	—	—	—	(13,421)	(13,421)
Balances at June 30, 2021	$39	$652,288	$11	$(381,380)	$270,958
Stock-based compensation related to restricted stock awards, net	1	16,296	—	—	16,297
Shares withheld for payroll taxes	—	—	—	(5,367)	(5,367)
Exercise of stock options at $38.13 per share	—	12	—	—	12
Employee stock purchase plan activity	—	4,792	—	—	4,792
Unrealized loss on available-for-sale debt securities	—	—	(279)	—	(279)
Net loss	—	—	—	(36,933)	(36,933)
Balances at June 30, 2022	$40	$673,388	$(268)	$(423,680)	$249,480
The accompanying notes are an integral part of these consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(36,933)	$(13,421)	$(27,236)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	3,687	3,096	2,945
Amortization of intangible assets	1,342	1,216	1,234
Charges incurred in connection with acquired IPR&D	—	3,353	—
Provision for doubtful accounts	150	—	1,300
Write-off of patent costs	—	—	4,206
Stock-based compensation	17,841	16,230	13,612
Amortization of premium (accretion of discount) on marketable securities	1,240	1,432	(109)
Other	(391)	268	170
Changes in assets and liabilities
Accounts receivable	205	(14,821)	9,503
Inventories	(2,254)	(4,607)	(9,648)
Prepaid expenses and other assets	(1,271)	(1,962)	1,319
Accounts payable	677	2,073	576
Accrued expenses and other liabilities	(6,078)	8,239	(8,906)
Deferred revenue	(2,487)	(1,980)	(1,731)
Net cash used in operating activities	(24,272)	(884)	(12,765)
Cash flows from investing activities
Expenditures for property and equipment	(4,220)	(3,954)	(3,369)
Acquisitions	(1,700)	(3,353)	(5,741)
Purchases of long-term investments	(12,340)	(14,404)	(750)
Purchases of marketable securities	(111,983)	(199,138)	(38,782)
Sales of marketable securities	15,792	6,885	7,290
Maturities of marketable securities	136,612	101,255	33,400
Costs incurred in connection with patents	—	—	(717)
Net cash provided by (used in) investing activities	22,161	(112,709)	(8,669)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	3,042	4,238	4,076
Payment of employee taxes related to vested restricted stock	(5,367)	(4,884)	(6,303)
Exercise of stock options	12	—	—
Net proceeds from offering of common stock	—	—	134,979
Principal payments made on financing obligation	(222)	(154)	(92)
Net cash (used in) provided by financing activities	(2,535)	(800)	132,660
Net change in cash and cash equivalents	(4,646)	(114,393)	111,226
Cash and cash equivalents
Beginning of period	71,070	185,463	74,237
End of period	$66,424	$71,070	$185,463
Supplemental cash flow information
Interest paid	$1,634	$1,649	$1,659
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

The following table shows the allowance for doubtful accounts activity:

Amount
Balance at June 30, 2019	$613
Provision for doubtful accounts	1,300
Write-offs	(154)
Balance at June 30, 2020	1,759
Provision for doubtful accounts	—
Write-offs	(158)
Balance at June 30, 2021	1,601
Provision for doubtful accounts	150
Write-offs	(455)
Balance at June 30, 2022	$1,296

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

Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for the building; five years to seven years for production equipment and furniture and fixtures; three years to five years for computer equipment and software; and the shorter of their estimated useful lives or the lease term for leasehold improvements. Expenditures for maintenance and repairs and minor renewals and betterments that do not extend or improve the life of the respective assets are expensed as incurred. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation accounts are adjusted for property retirements and disposals with the resulting gains or losses included in the consolidated statement of operations.

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

Non-Marketable Equity Investments

The Company holds equity investments that do not have readily determined fair values. The Company has elected to measure these investments at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is reviewed each reporting period by performing a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. These investments are recorded within strategic investments on the consolidated balance sheet.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty Costs

The Company provides its customers with the right to receive a replacement if a product is determined to be defective at the time of shipment. Warranty reserve provisions are estimated based on Company experience, volume, and expected warranty claims. During the year ended June 30, 2021, the Company announced a program to upgrade customer saline pumps that will be reaching end of service over the coming 24-36 months and recorded a charge of $2,997. As of June 30, 2022 and June 30, 2021, $624 and $966, respectively, was recorded in accrued expenses and $755 and $1,804, respectively, was recorded in other liabilities on the Company’s consolidated balance sheet.

Amount
Balance at June 30, 2020	$109
Provision	557
Pump upgrade program	2,632
Claims	(528)
Balance at June 30, 2021	2,770
Provision	625
Pump upgrade program	(1,321)
Claims	(695)
Balance at June 30, 2022	$1,379

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, strategic investments and accounts receivable.

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

As of June 30, 2022, the Company believes that the carrying amounts of its other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments.

Stock-Based Compensation

The Company has stock-based compensation plans, which include stock options, nonvested share awards, and an employee stock purchase plan. Fair value of option awards is determined using option-pricing models, fair value of nonvested share awards with market conditions is determined using the Monte Carlo simulation, and fair value of nonvested share awards that

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
vest based upon performance or service conditions is determined by the closing market price of the Company’s stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for the awards expected to vest.

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	June 30,
	2022	2021
Accounts receivable	$40,974	$41,634
Less: Allowance for doubtful accounts	(1,296)	(1,601)
Accounts receivable, net	$39,678	$40,033

Inventories

Inventories consist of the following:

	June 30,
	2022	2021
Raw materials	$13,780	$11,621
Work in process	2,785	3,469
Finished goods	18,002	17,223
Inventories	$34,567	$32,313

The total inventory reserve at June 30, 2022 and 2021 was $4.1 million and $3.2 million, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	June 30,
	2022		2021
Land	$572		$572
Building	22,420		22,420
Equipment	24,340		21,203
Furniture	3,376		3,376
Leasehold improvements	812		804
Construction in progress	2,670		2,848
	54,190	0	51,223
Less: Accumulated depreciation	(25,155)		(22,329)
Total Property and equipment, net	$29,035		$28,894

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2022	2021
Acquisition consideration(1)	$—	$10,000
Commissions	8,104	7,869
Salaries and bonus	8,082	11,699
Accrued vacation	2,345	3,011
Clinical studies	1,082	1,478
Accrued excise, sales and other taxes	953	1,464
Other	2,898	2,668
Total Accrued expenses	$23,464	$38,189
(1)     As discussed in Note 4, due to the WIRION recall, the acquisition consideration liability has been moved to other liabilities on the consolidated balance sheet.

3. Revenue

A summary of the Company’s accounting policies related to revenue recognition in accordance with ASC 606 can be found in Note 1 above. The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Year Ended June 30,
Product Category	2022	2021	2020
Peripheral	$156,011	$176,941	$166,412
Coronary	80,211	82,032	70,133
Total net revenues	$236,222	$258,973	$236,545

Geography
United States	$219,843	$247,624	$226,063
International	16,379	11,349	10,482
Total net revenues	$236,222	$258,973	$236,545

Revenue of $2,487 was recognized in the year ended June 30, 2022 that was deferred as of June 30, 2021. As of June 30, 2022 and June 30, 2021, the Company had a liability of $1,315 and $1,985, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Acquisitions

Peripheral Support Catheters

In fiscal 2021, the Company acquired a line of peripheral support catheters from WavePoint Medical, LLC (“WavePoint”) and also engaged WavePoint to develop a portfolio of specialty catheters.

As consideration for the acquisition of the peripheral catheters, the Company made an upfront payment of $3,353 to WavePoint. The Company agreed to make an additional $1,700 payment to WavePoint upon 510(k) clearance of the peripheral catheters, to be capitalized as an intangible asset. This transaction was accounted for as an asset acquisition, resulting in acquired IPR&D. Costs of IPR&D projects acquired as part of an asset acquisition that have no alternative future use are expensed when incurred, and therefore, a charge of $3,353 was recognized in research and development expenses during the year ended June 30, 2021. During the fiscal year ended June 30, 2022, the peripheral support catheters received 510(k) clearance and the Company made an additional $1,700 payment to WavePoint pursuant to the terms of the parties' agreement, which amount was capitalized as developed technology.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In fiscal 2022, the Company conducted a voluntary recall of WIRION. The interruption of sales due to the recall will defer the Company’s obligation to make these additional payments to Gardia, as the related milestones will not be met unless and until the product is re-introduced into the market and the criteria for achievement of the milestones are met.

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

The components of intangible assets, net are as follows:

	June 30, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(3,165)	$14,159	$15,624	$(1,997)	$13,627
Patents	1,866	(903)	963	1,866	(780)	1,086
Trade name	760	(148)	612	760	(97)	663
Total intangible assets, net	$19,950	$(4,216)	$15,734	$18,250	$(2,874)	$15,376

Amortization expense expected for the next five years and thereafter is as follows:

Fiscal 2023	$1,381
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Fiscal 2027	1,371
Thereafter	8,858
$15,734

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

Advances under the Revolver may be made from time to time up to the Maximum Dollar Amount, subject to certain borrowing limitations. The Revolver bears interest at a floating per annum rate equal to the Wall Street Journal prime rate, less 0.75%. Interest on borrowings is due monthly and the principal balance is due at maturity. Upon the Revolver’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolver will be due and payable. The Company will incur a fee equal to 1.5% of the Maximum Dollar Amount upon termination of the Loan Agreement, as amended (the “Amended Loan Agreement”), or the Revolver for any reason prior to the date that is fifteen days prior to the maturity date, unless refinanced with SVB.

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding under the Revolver as of June 30, 2022.

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

Future payments under the initial term of the lease agreement as of June 30, 2022 are as follows:

2023	$1,913
2024	1,970
2025	2,029
2026	2,090
2027	2,153
Thereafter	11,133
$21,288

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	June 30,	June 30,
	2022	2021
Short-term available-for-sale debt securities	$88,375	$129,908
Long-term available-for-sale debt securities	4,810	5,748
Available-for-sale debt securities	93,185	135,656
Mutual funds	224	312
Total marketable securities	$93,409	$135,968

Available-for-sale debt securities are invested in the following financial instruments:

		As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$36,800	$—	$—	$36,800
U.S. government securities	14,994	—	(67)	14,927
Corporate debt	27,193	—	(142)	27,051
Asset backed securities	14,465	—	(58)	14,407
Total available-for-sale debt securities	$93,452	$—	$(267)	$93,185

		As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$47,361	$—	$—	$47,361
U.S. government securities	20,229	1	—	20,230
Corporate debt	57,134	12	(12)	57,134
Asset backed securities	10,922	10	(1)	10,931
Total available-for-sale debt securities	$135,646	$23	$(13)	$135,656

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$36,800	$—	$36,800	$—
U.S. government securities	14,927	—	14,927	—
Corporate debt	27,051	—	27,051	—
Asset backed securities	14,407	—	14,407	—
Mutual funds	224	108	116	—
Total marketable securities	$93,409	$108	$93,301	$—

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements as of June 30, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$47,361	$—	$47,361	$—
U.S. government securities	20,230	—	20,230	—
Corporate debt	57,134	—	57,134	—
Asset backed securities	10,931	—	10,931	—
Mutual funds	312	136	176	—
Total marketable securities	$135,968	$136	$135,832	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended June 30, 2022. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of June 30, 2022 and June 30, 2021, the carrying value of these investments was $12,333 and $11,706, respectively. During the year ended June 30, 2022, no impairment indicators were noted. The Company is committed to funding an additional $1,410 into one of these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments. These investments are recorded within strategic investments on the consolidated balance sheet.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which have carrying values and approximated fair values of $21,092 as of June 30, 2022. These investments are recorded within strategic investments on the consolidated balance sheet. The fair value of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the year ended June 30, 2022.

8. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors, and consultants. On March 12, 2020, the Company’s Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan, which amended the 2017 Plan. On August 19, 2021, the Company's Board of Directors adopted an amendment to the 2017 Plan, which was approved by the Company's stockholders on November 11, 2021, that increased the number of shares available for issuance under the 2017 Plan by 1,700,000 shares. The Amended 2017 Plan allows for the granting of up to 3,607,523 shares of common stock as approved by the Board of Directors or committees thereof in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. As of June 30, 2022, there were 2,126,600 shares available for grant under the Amended 2017 Plan.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

All options become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market value of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	—	$—
Granted	45,186	$38.13
Forfeited	(2,658)	$38.13
Options outstanding at June 30, 2020	42,528	$38.13
Granted	47,712	$35.67
Forfeited	(4,834)	$37.61
Options outstanding at June 30, 2021	85,406	$36.78
Granted	898	$38.02
Exercised	(295)	$38.13
Forfeited	(15,298)	$31.48
Options outstanding at June 30, 2022	70,711	$36.77	8.4	$—
Exercisable at June 30, 2022	34,255	$37.18	8.3	$—

During the years ended June 30, 2022 and 2021, the Company granted nonqualified stock options to certain employees. Options granted vest over a three year service period. Shares to be issued upon exercise of these options will be new share issuances. The Company determined the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, will be recognized as expense on a straight-line basis over the options’ vesting periods. As of June 30, 2022, there was approximately $446, net of the effect of estimated forfeitures, of total unrecognized compensation expense related to nonvested stock options.

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

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	474,945	$31.36
Granted	195,231	$46.32
Forfeited	(22,977)	$36.75
Vested	(213,132)	$29.77
Outstanding at June 30, 2020	434,067	$38.34
Granted	298,881	$31.20
Forfeited	(27,008)	$35.85
Vested	(237,998)	$35.19
Outstanding at June 30, 2021	467,942	$35.61
Granted	590,277	$27.57
Forfeited	(131,041)	$33.03
Vested	(248,279)	$36.31
Outstanding at June 30, 2022	678,899	$28.88

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2022, 2021 and 2020, the Company estimated its weighted average forfeiture rate at 9.2%, 17.5% and 17.0%, respectively. As of June 30, 2022, there was approximately $10,053 of total unrecognized compensation expense, net of the effect of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance-Based Restricted Stock

The Company also grants performance-based restricted stock awards to certain executives and other management. Fiscal 2022 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2021 compared to the closing prices for the 90 trading days preceding July 1, 2024. Fiscal 2021 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2020 compared to the closing prices for the 90 trading days preceding July 1, 2023. Fiscal 2020 awards vest based on the Company’s total shareholder return relative to total shareholder return of the peer group (a market condition), as measured by the closing prices of the stock of the Company and its peer group for the 90 trading days preceding July 1, 2019 compared to the closing prices for the 90 trading days preceding July 1, 2022. The aggregate maximum shares granted were as follows:

Performance Measurement	2022	2021	2020
Total shareholder return	306,550	339,395	207,891

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance-based restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	753,872	$15.20
Granted	207,891	$30.45
Forfeited	(25,948)	$16.48
Vested	(275,193)	$11.97
Outstanding at June 30, 2020	660,622	$21.69
Granted	339,395	$12.75
Forfeited	(73,347)	$13.63
Vested	(166,086)	$13.96
Outstanding at June 30, 2021	760,584	$20.26
Granted	306,550	$19.87
Forfeited	(175,918)	$21.22
Vested	(147,001)	$22.32
Outstanding at June 30, 2022	744,215	$19.89

Estimated pre-vesting forfeitures are considered in determining stock-based compensation expense. As of June 30, 2022, there was approximately $4,150 of total unrecognized compensation expense related to nonvested performance-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. Stock-based compensation expense associated with performance-based restricted stock was $4,959 for the year ended June 30, 2022.

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

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at June 30, 2019	354,176	$17.23
Granted	20,689	$46.50
Converted to common stock	(125,352)	$17.65
Forfeited	(2,316)	$46.97
Restricted stock units outstanding at June 30, 2020	247,197	$19.19
Granted	35,566	$31.80
Restricted stock units outstanding at June 30, 2021	282,763	$20.77
Granted	30,512	$38.02
Converted to common stock	(91,795)	$16.30
Forfeited	(2,860)	$38.02
Restricted stock units outstanding at June 30, 2022	218,620	$24.84

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that was approved by the Company’s stockholders in November 2015 (“2015 ESPP”) and replaced the previous employee stock purchase plan that expired on May 31, 2016. The 2015 ESPP provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective period. Employees purchased 225,147 shares at an average price of $13.51 per share during the year ended June 30, 2022. Shares reserved under the 2015 ESPP at June 30, 2022 totaled 1,031,645.

Stock-Based Compensation Expense

The following amounts were recognized as stock-based compensation expense in the consolidated statements of operations:

Year Ended June 30, 2022	Restricted Stock Awards & Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$527	$—	$128	$655
Selling, general and administrative	12,502	1,051	1,282	14,835
Research and development	2,012	—	339	2,351
Total stock-based compensation expense	$15,041	$1,051	$1,749	$17,841

Year Ended June 30, 2021	Restricted Stock Awards & Options	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$692	$—	$90	$782
Selling, general and administrative	11,225	1,056	1,090	13,371
Research and development	1,844	—	233	2,077
Total stock-based compensation expense	$13,761	$1,056	$1,413	$16,230

Year Ended June 30, 2020	Restricted Stock Awards	Restricted Stock Units	Employee Stock Purchase Plan	Total
Cost of goods sold	$564	$—	$62	$626
Selling, general and administrative	9,511	865	878	11,254
Research and development	1,554	—	178	1,732
Total stock-based compensation expense	$11,629	$865	$1,118	$13,612

9. Leases

The Company leases its Texas manufacturing facility under an operating lease agreement which expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through December 2026.

The Company's operating lease cost was $522 and $503 for the years ended June 30, 2022 and 2021, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the year ended June 30, 2022.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was $104 and $2,238 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the year ended June 30, 2022 and 2021, respectively.

	June 30,	June 30,
	2022	2021
Right-of-use assets
Other assets	$1,852	$2,212
Operating lease liabilities
Accrued expenses	526	487
Other liabilities	1,326	1,725
Total operating lease liabilities	$1,852	$2,212

Future minimum lease payments under the agreements as of June 30, 2022 are as follows:

Fiscal 2023	$534
Fiscal 2024	506
Fiscal 2025	494
Fiscal 2026	406
Fiscal 2027	2
Thereafter	—
Total lease payments	1,942
Less imputed interest	(90)
Total operating lease liabilities	$1,852

As of June 30, 2022, the weighted average remaining lease term for operating leases was 3.8 years and the weighted average discount rate used to determine operating lease liabilities was 2.52%.

10. Commitments and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims, product liability claims and commercial disputes. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2022 that are probable or estimable, for which the outcome is reasonably possible of having a material adverse impact on its consolidated balance sheets or statements of operations.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Year Ended June 30,
	2022	2021	2020
Numerator
Net loss	$(36,933)	$(13,421)	$(27,236)
Income allocated to participating securities	—	—	—
Net loss available to common stockholders	$(36,933)	$(13,421)	$(27,236)
Denominator
Weighted average common shares outstanding — basic	39,229,734	38,832,002	34,275,957
Effect of dilutive stock options(1)	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—
Effect of performance-based restricted stock awards (3)	—	—	—
Weighted average common shares outstanding — diluted	39,229,734	38,832,002	34,275,957

Earnings per common share — basic and diluted	$(0.94)	$(0.35)	$(0.79)

(1)At June 30, 2022, 2021 and 2020; 70,711, 85,406 and 42,528 shares of common stock, respectively, were subject to the exercising of outstanding stock options. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At June 30, 2022, 2021, and 2020; 218,620, 282,763 and 247,197 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At June 30, 2022, 2021, and 2020; 744,215, 760,584, and 660,622 shares of common stock, respectively, were subject to the vesting of performance-based restricted stock awards. The effect of the shares that would be issued upon vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

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

12. Employee Benefits

The Company offers a 401(k) plan to its employees. Eligible employees may authorize up to $20 of their annual compensation as a contribution to the plan, subject to Internal Revenue Service limitations. The plan also allows eligible employees over 50 years old to contribute an additional $7 subject to Internal Revenue Service limitations. All employees must be at least 21 years of age to participate in the plan. The Company did not provide any employer matching contributions for the years ended June 30, 2022, 2021, and 2020.

The Company offers certain members of management and highly compensated employees the opportunity to defer up to 100% of their base salary (after 401(k), payroll tax and other deductions), performance bonus and discretionary bonus and elect to receive the deferred compensation at a fixed future date of participant’s choosing. Each participant may, at the time of his or her deferral election, choose to allocate the deferred compensation into investment alternatives set by the Human Resources and Compensation Committee. The amount payable to each participant under the plan will change in value based upon the investment selected by that participant and is classified as current or long-term on the Company’s consolidated balance sheet

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on the disbursement elections made by the participants. As of June 30, 2022, $89 of the amount is included in accrued expenses and $134 is included in other liabilities on the consolidated balance sheet.

13. Income Taxes

The components of the Company’s overall deferred tax assets and liabilities are as follows:

	June 30,
	2022	2021
Deferred tax assets
Stock-based compensation	$5,157	$5,012
Deferred revenue	511	1,115
Accrued expenses and compensation	868	492
Other	3,877	4,119
Research and development credit carryforwards	8,915	6,695
Net operating loss carryforwards	78,148	71,940
Total deferred tax assets	97,476	89,373
Valuation allowance	(97,476)	(89,373)
Net deferred tax assets	$—	$—

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

Balances at June 30, 2019	$78,744
Reductions	8,613
Balance at June 30, 2020	87,357
Additions	2,016
Balance at June 30, 2021	89,373
Additions	8,103
Balance at June 30, 2022	$97,476

As of June 30, 2022 and 2021, the Company had federal tax net operating loss carryforwards of approximately $327,997 and $299,928, respectively. Net losses incurred prior to fiscal 2019 are available to be carried forward to offset taxable income through 2037, while net losses incurred subsequent to fiscal 2019 are able to be carried forward indefinitely The Company also had various state net operating loss carryforwards available to offset future state taxable income. These state net operating loss carryforwards typically have the same expirations as the Company’s federal tax net operating loss carryforwards.

As of June 30, 2022 and 2021, the Company had approximately $7,658 and $5,632 of federal research and development credit carryforwards, respectively. As of June 30, 2022 and 2021, the Company had approximately $2,845 and $2,287, respectively, of state research and development credit carryforwards. The federal and state research and development credit carryforwards will expire through fiscal 2041 and 2036, respectively.

As required by ASC Topic 740, “Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recorded a liability relating to unrecognized tax benefits of $1,191 and $1,042 at June 30, 2022 and 2021, respectively. Due to the Company having a full valuation allowance, this liability has been netted against the deferred tax asset. The Company recognizes interest and penalties related to uncertain tax provisions as part of the provision for income taxes. The Company has not currently reserved for any interest or penalties for such reserves due to the Company being in an net operating

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss position. The Company does not expect to recognize any benefits from the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balances at June 30, 2019	$611
Increases related to prior year tax positions	36
Increases related to current year tax positions	64
Balances at June 30, 2020	711
Increases related to prior year tax positions	226
Increases related to current year tax positions	105
Balance at June 30, 2021	1,042
Decreases related to prior year tax positions	(14)
Increases related to current year tax positions	163
Balance at June 30, 2022	$1,191

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is potentially subject to income tax examinations by tax authorities for the tax years ended June 30, 2022, 2021, 2020, 2019, and 2018. The Company is not currently under examination by any taxing jurisdiction.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures, as designed and implemented, are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for us. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2022, as stated in their report included in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

On August 17, 2022, Sachin Jain informed the Company that he does not intend to stand for re-election as a Class II director at the 2022 Annual Meeting of Stockholders. This decision is not due to any disagreement with the Company.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Other than the information included in this Form 10-K under the heading “Information About our Executive Officers,” which is set forth at the end of Part I, Item 1 and incorporated herein by reference, the information required by this Item 10 is incorporated by reference to the sections labeled “Election of Directors,” and “Information Regarding the Board of Directors and Corporate Governance,” all of which will appear in our definitive proxy statement for our 2022 Annual Meeting.

Item 11.     Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Human Resources and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation,” all of which will appear in our definitive proxy statement for our 2022 Annual Meeting.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will appear in our definitive proxy statement for our 2022 Annual Meeting.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Independence of the Board of Directors” and “Transactions with Related Persons,” which will appear in our definitive proxy statement for our 2022 Annual Meeting.

Item 14.     Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services,” which will appear in our definitive proxy statement for our 2022 Annual Meeting.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)     Documents filed as part of this Form 10-K.

(1)     Financial Statements. The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of June 30, 2022 and 2021
•Consolidated Statements of Operations for the years ended June 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended June 30, 2022, 2021 and 2020
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

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

10.2†*	Fiscal 2023 Executive Officer Bonus Plan and Equity Compensation.
10.3†*	Fiscal 2023 Director Compensation Arrangements.
10.4†
Form of Director and Officer Indemnification Agreement (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 14, 2009).

10.5
Build-To-Suit Lease Agreement between Welcome Development Properties, LLC (as successor-in-interest to Pearland Economic Development Corporation) and Cardiovascular Systems, Inc., dated September 9, 2009 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed September 28, 2009).

10.6
First Amendment of Lease, between Welcome Development Properties, LLC (as successor-in-interest to Pearland Economic Development Corporation) and Cardiovascular Systems, Inc., dated November 10, 2017 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 9, 2018).

10.7
Second Amendment of Lease, between Welcome Development Properties, LLC (as successor-in-interest to Pearland Economic Development Corporation) and Cardiovascular Systems, Inc., dated April 9, 2018 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed August 23, 2018).

10.8
Third Amendment of Lease, between Welcome Development Properties, LLC (as successor-in-interest to Pearland Economic Development Corporation) and Cardiovascular Systems, Inc., dated August 30, 2018 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed November 2, 2018).

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

10.49
Fourth Amendment to Build-to-Suit Lease, between Welcome Development Properties, LLC (as successor-in-interest to Pearland Economic Development Corporation) and Cardiovascular Systems, Inc. dated December 18, 2020 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 4, 2021).

10.50†
Amended and Restated 2017 Equity Incentive Plan, as amended (previously filed with the SEC and incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A filed September 29, 2021).

10.51†
Transition Agreement, dated December 16, 2021, by and between the Company and David Whitescarver (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed February 3, 2022).

10.52†
Separation Agreement, dated March 3, 2022, by and between the Company and Ryan Egeland (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.53
Second Amendment to Loan and Security Agreement, by and between Cardiovascular Systems, Inc. and Silicon Valley Bank, dated March 29, 2022 (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.54†*	Separation Agreement, dated June 6, 2022, by and between the Company and Rhonda Robb.
10.55†*	Separation Agreement, dated June 30, 2022, by and between the Company and David Whitescarver.
10.56†*	Consulting Agreement, dated July 1, 2022, by and between the Company and David Whitescarver.
10.57†*	Form of Performance-Vest Restricted Stock Award Agreement (Revenue Growth) under Amended and Restated 2017 Equity Incentive Plan
10.58†*	Form of Performance-Vest Restricted Stock Award Agreement (Total Stockholder Return) under Amended and Restated 2017 Equity Incentive Plan.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of principal executive officer required by Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Rule 13a-14(a).
32.1**	Section 1350 Certification of principal executive officer.
32.2**	Section 1350 Certification of principal financial officer.
101*	Financial statements from the Annual Report on Form 10-K of the Company for the year ended June 30, 2021, formatted, in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
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

CARDIOVASCULAR SYSTEMS, INC.

Date: August 18, 2022	By:	/s/ Scott R. Ward
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

Signature	Title	Date

/s/ Scott R. Ward	Chairman, President and Chief Executive Officer (principal executive officer)	August 18, 2022
Scott R. Ward

/s/ Jeffrey S. Points	Chief Financial Officer (principal financial and accounting officer)	August 18, 2022
Jeffrey S. Points

/s/ Martha Goldberg Aronson	Director	August 18, 2022
Martha Goldberg Aronson

/s/ William E. Cohn	Director	August 18, 2022
William E. Cohn

Director
Sachin Jain

/s/ Augustine Lawlor	Director	August 18, 2022
Augustine Lawlor

/s/ Erik Paulsen	Director	August 18, 2022
Erik Paulsen

/s/ Stephen Stenbeck	Director	August 18, 2022
Stephen Stenbeck

/s/ Kelvin Womack	Director	August 18, 2022
Kelvin Womack