Form 10-Q
period 2022-09-30
Cardiovascular Systems Inc
filed 2022-11-03
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of October 31, 2022 was: 41,882,246 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$62,850	$66,424
Marketable securities	80,898	93,409
Accounts receivable, net	40,259	39,678
Inventories	37,944	34,567
Prepaid expenses and other current assets	9,125	7,768
Total current assets	231,076	241,846
Property and equipment, net	28,959	29,035
Intangible assets, net	15,388	15,734
Strategic investments	34,027	33,425
Other assets	2,588	2,637
Total assets	$312,038	$322,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,757	$14,383
Accrued expenses	19,704	23,464
Deferred revenue	694	2,107
Total current liabilities	37,155	39,954
Long-term liabilities
Financing obligation	20,208	20,298
Other liabilities	12,522	12,945
Total liabilities	69,885	73,197
Commitments and contingencies (see Note 9)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 41,892,615 at September 30, 2022 and 40,965,202 at June 30, 2022, respectively	40	40
Additional paid in capital	677,886	673,388
Accumulated other comprehensive income	(271)	(268)
Accumulated deficit	(435,502)	(423,680)
Total stockholders’ equity	242,153	249,480
Total liabilities and stockholders’ equity	$312,038	$322,677
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net revenues	$59,673	$58,370
Cost of goods sold	16,698	14,308
Gross profit	42,975	44,062
Expenses:
Selling, general and administrative	44,475	41,851
Research and development	9,056	10,022
Amortization of intangible assets	346	304
Total expenses	53,877	52,177
Loss from operations	(10,902)	(8,115)
Other (income) expense, net:
Interest expense	406	410
Interest income and other, net	(658)	(43)
Total other (income) expense, net	(252)	367
Loss before income taxes	(10,650)	(8,482)
(Benefit) provision for income taxes	(19)	136
Net loss	$(10,631)	$(8,618)

Basic and diluted earnings per share	$(0.27)	$(0.22)

Basic and diluted weighted average shares outstanding	39,607,022	39,087,472
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(10,631)	$(8,618)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	3	(17)
Foreign currency translation adjustments	(6)	—
Comprehensive loss	$(10,634)	$(8,635)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2022	$40	$673,388	$(268)	$(423,680)	$249,480
Stock-based compensation related to restricted stock awards, net	—	4,324	—	—	4,324
Shares withheld for payroll taxes	—	—	—	(1,191)	(1,191)
Employee stock purchase plan activity	—	174	—	—	174
Unrealized gain on available-for-sale debt securities	—	—	3	—	3
Foreign currency translation adjustments	—	—	(6)	—	(6)
Net loss	—	—	—	(10,631)	(10,631)
Balances at September 30, 2022	$40	$677,886	$(271)	$(435,502)	$242,153

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(10,631)	$(8,618)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	874	954
Amortization of intangible assets	346	304
Stock-based compensation	4,438	5,672
Amortization of premium (accretion of discount) on marketable securities	(184)	380
Other	(27)	5
Changes in assets and liabilities
Accounts receivable	(587)	3,584
Inventories	(3,377)	(814)
Prepaid expenses and other assets	(1,127)	28
Accounts payable	2,264	(895)
Accrued expenses and other liabilities	(4,228)	(10,846)
Deferred revenue	(1,413)	(538)
Net cash used in operating activities	(13,652)	(10,784)
Cash flows from investing activities
Purchases of property and equipment	(688)	(1,103)
Acquisitions	—	(1,700)
Investments in strategic ventures	(575)	(50)
Purchases of marketable securities	(31,763)	(38,462)
Sales of marketable securities	11,989	6,721
Maturities of marketable securities	32,375	46,200
Net cash provided by investing activities	11,338	11,606
Cash flows from financing activities
Payments of employee taxes related to vested restricted stock	(1,191)	(4,990)
Exercise of stock options	—	12
Principal payments made on financing obligation	(69)	(50)
Net cash used in financing activities	(1,260)	(5,028)
Net change in cash and cash equivalents	(3,574)	(4,206)
Cash and cash equivalents
Beginning of period	66,424	71,070
End of period	$62,850	$66,864
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Three Months Ended September 30, 2022 and 2021)
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

The Company prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year-end consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures as required by GAAP. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position, the results of its operations, its changes in stockholders’ equity, and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	June 30,
	2022	2022
Accounts receivable	$41,561	$40,974
Less: Allowance for doubtful accounts	(1,302)	(1,296)
Accounts receivable, net	$40,259	$39,678

Inventories

Inventories consist of the following:

	September 30,	June 30,
	2022	2022
Raw materials	$14,274	$13,780
Work in process	3,832	2,785
Finished goods	19,838	18,002
Inventories	$37,944	$34,567

The total inventory reserve at September 30, 2022 and June 30, 2022 was $3,761 and $4,128, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	June 30,
	2022	2022
Land	$572	$572
Building	22,420	22,420
Equipment	24,741	24,340
Furniture	3,376	3,376
Leasehold improvements	812	812
Construction in progress	3,067	2,670
	54,988	54,190
Less: Accumulated depreciation	(26,029)	(25,155)
Property and equipment, net	$28,959	$29,035

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2022	2022
Salaries and bonus	6,197	8,082
Commissions	5,797	8,104
Accrued vacation	2,280	2,345
Accrued excise, sales and other taxes	967	953
Clinical studies	902	1,082
Other	3,561	2,898
Accrued expenses	$19,704	$23,464

Other Liabilities

WIRION Acquisition Consideration

Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay an additional consideration of $10,000, half of which may be paid by the Company through an issuance of shares of its common stock. The Company reviewed this liability in response to the voluntary recall of the WIRION system and determined that it remains probable and appropriately recorded in other liabilities as of September 30, 2022, although this payment will be made at a later date than originally anticipated due to the recall.

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended
	September 30,
Product Category	2022	2021
Peripheral	$38,784	$39,009
Coronary	20,889	19,361
Total net revenues	$59,673	$58,370

Geography
United States	$55,027	$55,042
International	4,646	3,328
Total net revenues	$59,673	$58,370

Revenue of $1,413 was recognized in the three months ended September 30, 2022 that was deferred as of June 30, 2022. As of September 30, 2022 and June 30, 2022, the Company had a liability of $1,499 and $1,315, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

4. Intangible Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization and include developed technology and trade name assets acquired in asset acquisitions, as well as costs incurred to obtain patents. Developed technology and trade name assets are amortized over 10 years to 15 years. Patent costs are amortized beginning at the time of patent approval over a useful life not exceeding 20 years.

The components of intangible assets, net are as follows:

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(3,468)	$13,856	$17,324	$(3,165)	$14,159
Patents	1,866	(933)	933	1,866	(903)	963
Trade name	760	(161)	599	760	(148)	612
Total intangible assets, net	$19,950	$(4,562)	$15,388	$19,950	$(4,216)	$15,734

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2023	$1,035
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Fiscal 2027	1,371
Thereafter	8,858
$15,388

5. Debt

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of September 30, 2022.

Financing Obligation

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

Payments under the initial term of the Lease Agreement as of September 30, 2022 are as follows:

Remainder of fiscal 2023	$1,438
Fiscal 2024	1,970
Fiscal 2025	2,029
Fiscal 2026	2,090
Fiscal 2027	2,153
Thereafter	11,133
$20,813

6. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	September 30,	June 30,
	2022	2022
Short-term available-for-sale debt securities	$78,361	$88,375
Long-term available-for-sale debt securities	2,318	4,810
Available-for-sale debt securities	80,679	93,185
Mutual funds	219	224
Total marketable securities	$80,898	$93,409

Available-for-sale debt securities are invested in the following financial instruments:

		As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$33,575	$—	$—	$33,575
U.S. government securities	24,058	3	(75)	23,986
Corporate debt	18,539	—	(162)	18,377
Asset backed securities	4,771	—	(30)	4,741
Total available-for-sale debt securities	$80,943	$3	$(267)	$80,679

		As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$36,800	$—	$—	$36,800
U.S. government securities	14,994	—	(67)	14,927
Corporate debt	27,193	—	(142)	27,051
Asset backed securities	14,465	—	(58)	14,407
Total available-for-sale debt securities	$93,452	$—	$(267)	$93,185

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$33,575	$—	$33,575	$—
U.S. government securities	23,986	—	23,986	—
Corporate debt	18,377	—	18,377	—
Asset backed securities	4,741	—	4,741	—
Mutual funds	219	103	116	—
Total marketable securities	$80,898	$103	$80,795	$—

		Fair Value Measurements as of June 30, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$36,800	$—	$36,800	$—
U.S. government securities	14,927	—	14,927	—
Corporate debt	27,051	—	27,051	—
Asset backed securities	14,407	—	14,407	—
Mutual funds	224	108	116	—
Total marketable securities	$93,409	$108	$93,301	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2022. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of September 30, 2022 and June 30, 2022, the carrying value of these investments was $12,312 and $12,333, respectively. During the three months ended September 30, 2022, no impairment indicators were noted. The Company is committed to funding an additional $1,410 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which had carrying values and approximated fair values of $21,715 and $21,092 as of September 30, 2022 and June 30, 2022, respectively. The fair values of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the three months ended September 30, 2022.

7. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. On March 12, 2020, the Company’s Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan, which amends the 2017 Plan (the "Amended 2017 Plan"). On August 19, 2021, the Company's Board of Directors adopted a further amendment to the Amended 2017 Plan, which was approved by the Company's stockholders on November 11, 2021, that increased the number of shares available for issuance under the Amended 2017 Plan by 1,700,000 shares. As amended, the 2017 Plan allows for the granting of up to 3,607,523 shares of common stock as approved by the Board of Directors or committees thereof in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. As of September 30, 2022, there were 1,065,622 shares available for grant under the 2017 Plan.

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

Restricted stock award activity for the three months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2022	678,899	$28.88
Granted	648,605	$16.55
Forfeited	(38,966)	$25.01
Vested	(189,683)	$36.23
Outstanding at September 30, 2022	1,098,855	$20.47

The Company also grants performance-based restricted stock awards to certain executives and other management, as summarized below.

Performance-Based Restricted Stock - Total Shareholder Return

In August 2022, the Company granted an aggregate maximum of 303,272 shares that vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2022 compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2025. Vesting of these awards will be determined on the date that the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025 is filed.

To calculate the estimated fair value of these restricted stock awards with market conditions, the Company uses a Monte Carlo simulation, which uses the expected average stock prices to estimate the expected number of shares that will vest. The Monte Carlo simulation resulted in an aggregate fair value of approximately $2,800, which the Company will recognize as expense using the straight-line method over the period that the awards are expected to vest. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Performance-based restricted stock awards granted in fiscal 2022 and 2021 that are outstanding vest based on the Company’s total shareholder return relative to total shareholder return of the Company’s peer group (a market condition), as measured by the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2021 and July 1, 2020, respectively, compared to the closing prices of the stock of the Company and the peer group members for the 90 trading days preceding July 1, 2024 and July 1, 2023, respectively.

Performance-Based Restricted Stock - Revenue

In August 2022, the Company granted an aggregate maximum of 303,244 shares that vest based on the Company’s average annual revenue growth during the performance period. Annual revenue growth is measured as the percentage increase in the revenue reported in the Form 10-K for each of the fiscal years ending June 30, 2023, 2024 and 2025, compared to the revenue reported in the Form 10-K for each preceding fiscal year. Vesting of these awards will be determined on the date that the

Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025 is filed. The Company recognizes expense for awards with performance conditions when it concludes that it is probable that the performance condition will be achieved. Probability is assessed at each reporting period and expense is adjusted for such changes accordingly with a cumulative catch up adjustment.

Performance-based restricted stock award activity for the three months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2022	744,215	$19.89
Granted	606,516	$16.55
Forfeited	(218,625)	$29.34
Vested	—	$—
Outstanding at September 30, 2022	1,132,106	$16.27

Unrecognized stock compensation related to unvested stock awards outstanding as of September 30, 2022 was $25,252.

8. Leases

The Company leases its Texas manufacturing facility under an operating lease agreement which expires in April 2026. The Company also leases office equipment under lease agreements that expire at various dates through December 2026. As discussed in Note 5, the Company also leases its Minnesota headquarters facility which is accounted for as a financing obligation.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $135 and $128 for the three months ended September 30, 2022 and 2021, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three months ended September 30, 2022. There were $24 and $54 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the three months ended September 30, 2022 and 2021, respectively.

	September 30,	June 30,
	2022	2022
Right-of-use assets
Other assets	$1,753	$1,852
Operating lease liabilities
Accrued expenses	530	526
Other liabilities	1,224	1,326
Total operating lease liabilities	$1,754	$1,852

Future minimum lease payments under the agreements as of September 30, 2022 are as follows:

Remainder of fiscal 2023	$405
Fiscal 2024	513
Fiscal 2025	501
Fiscal 2026	413
Fiscal 2027	3
Total lease payments	1,835
Less imputed interest	(81)
Total operating lease liabilities	$1,754

As of September 30, 2022, the weighted average remaining lease term for operating leases was 3.5 years and the weighted average discount rate used to determine operating lease liabilities was 2.55%.

9. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims, commercial disputes and product liability claims. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2022 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended
	September 30,
	2022	2021
Numerator
Net loss	$(10,631)	$(8,618)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(10,631)	$(8,618)
Denominator
Weighted average common shares outstanding – basic	39,607,022	39,087,472
Effect of dilutive stock options(1)	—	—
Effect of dilutive restricted stock units(2)	—	—
Effect of performance-based restricted stock awards(3)	—	—
Weighted average common shares outstanding – diluted	39,607,022	39,087,472

Earnings per common share – basic and diluted	$(0.27)	$(0.22)

(1)At September 30, 2022 and 2021, 69,493 and 83,834 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At September 30, 2022 and 2021, 279,657 and 313,275 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At September 30, 2022 and 2021, 1,132,106 and 846,899 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended June 30, 2022 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a medical technology company leading the way in the effort to successfully treat patients suffering from peripheral and coronary artery diseases, including those with arterial calcium, the most difficult form of arterial disease to treat. We are committed to clinical rigor, constant innovation and a defining drive to set the industry standard to deliver safe and effective medical devices that improve the lives of patients facing these difficult disease states. We have developed patented orbital atherectomy systems (“OAS”) for both peripheral and coronary clinical applications. The primary base of our business is catheter-based platforms capable of treating a broad range of vessel sizes and plaque types, including calcified plaque, which address many of the limitations associated with other treatment alternatives.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2022. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the three months ended September 30, 2022 represented approximately 65% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the three months ended September 30, 2022 represented approximately 27% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan are made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). Our distribution agreement with Medikit expires in February 2023 and we are currently in negotiations for the continued distribution of our products in Japan. Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Latin America and the Middle East and Canada, are made through a network of distributors and sales agents. International sales during the three months ended September 30, 2022 represented approximately 8% of revenue.

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

In addition to the impact on procedure volumes, we experienced other disruptions as a result of the COVID-19 pandemic in fiscal 2022, such as the reallocation of company resources from our strategic priorities; supply chain disruptions that limited, delayed or prevented us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; and decreased employee productivity. Some of these disruptions continued into the first quarter of fiscal 2023, although to a lesser extent than we experienced in the first quarter of fiscal 2022.

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

Throughout the COVID-19 pandemic, we have observed the impact from the spread of some variants, and the fluctuations in hospitalizations resulting from these variants. For example, there were significant disruptions in procedures that occurred in the first quarter of fiscal 2022 due to the Delta variant outbreak and in the second and third quarters of fiscal 2022 due to the Omicron variant outbreak. Many factors may increase or decrease procedure volumes, which would have an impact on our revenue and financial results, including vaccination levels and mandates, the spread of new, more viral or deadly variants of the SARS-CoV-2 virus, easing of social restrictions and government restrictions on elective and semi-elective cases, level of patient anxiety, medical facility and workforce capacity, and sales representative access to facilities to support cases. We continue to monitor the spread of variants and track hospitalizations resulting from variants of the SARS-CoV-2 virus.

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

Our critical accounting policies are identified in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 under the heading “Critical Accounting Policies and Significant Judgments and Estimates.”

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended September 30,
	2022	2021	Percent Change
Net revenues	$59,673	$58,370	2.2%
Cost of goods sold	16,698	14,308	16.7
Gross profit	42,975	44,062	(2.5)
Expenses:
Selling, general and administrative	44,475	41,851	6.3
Research and development	9,056	10,022	(9.6)
Amortization of intangible assets	346	304	13.8
Total expenses	53,877	52,177	3.3
Loss from operations	(10,902)	(8,115)	34.3
Other (income) expense, net	(252)	367	(168.7)
Loss before income taxes	(10,650)	(8,482)	25.6
(Benefit) provision for income taxes	(19)	136	(114.0)
Net loss	$(10,631)	$(8,618)	23.4

Comparison of Three Months Ended September 30, 2022 with Three Months Ended September 30, 2021

Net revenues. Net revenues increased by $1.3 million, or 2.2%, from $58.4 million for the three months ended September 30, 2021 to $59.7 million for the three months ended September 30, 2022. U.S. peripheral revenues decreased $0.2 million, or 0.6%, while U.S. coronary revenues increased $0.2 million, or 1.3%. Both therapies continue to be adversely affected by labor shortages and turnover in the health care workforce. We have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting. Increased revenue from increased customer adoption of interventional support products partially offset the revenue declines from decreased case volumes in the peripheral and coronary franchises. International revenue was $4.6 million for the three months ended September 30, 2022, compared with international revenue of $3.3 million for the three months ended September 30, 2021. Increases in international sales were driven by increased adoption in Europe and Canada, and the commencement of sales into other territories, as well as an increase in deferred revenue recognized. In the second quarter of fiscal 2023, we expect to resume growing revenue, driven by increasing the number of physicians using the devices we sell; increasing the usage per physician; the use of new and improved products, such as the Scoreflex NC scoring balloon, JADE balloons, ViperCross Microcatheters, and the 2.00 Max Crown for Peripheral OAS; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices. However, ongoing factors such as staffing and supply shortages and competitive and reimbursement pressures may continue to have an adverse impact.

Cost of Goods Sold. Cost of goods sold was $16.7 million for the three months ended September 30, 2022, an increase of 16.7% from $14.3 million for the three months ended September 30, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 72.0% for the three months ended September 30, 2022 from 75.5% for the three months ended September 30, 2021. The increase in cost of goods sold and decrease in gross margin was primarily due to increased sales of lower margin products, as well as increased freight costs. We expect that gross margin in the second quarter of fiscal 2023 will be higher than the three months ended September 30, 2022 due to an expected increase in device sales. We anticipate that there will be a continued shift of sales mix into interventional support products and international markets in addition to declining average selling prices, which will also impact gross margins. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, the impact of inflation or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $44.5 million for the three months ended September 30, 2022, an increase of 6.3% from $41.9 million for the three months ended September 30, 2021. Selling, general and administrative expense increases were led by costs associated with incentive compensation expense, travel-related expenditures and tradeshows. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 include $3.7 million and $4.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the second quarter of fiscal 2023 to be slightly less than amounts incurred for the three months ended September 30, 2022. Quarterly fluctuations could occur based on the level of net revenue, which could be materially impacted by the factors noted above, as well as inflation.

Research and Development Expenses. Research and development expenses decreased by 9.6%, from $10.0 million for the three months ended September 30, 2021 to $9.1 million for the three months ended September 30, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was primarily due to decreased costs on the ECLIPSE clinical trial and timing of costs associated with the development activities of our percutaneous ventricular assist device. We expect an increase in research and development expense in the second quarter of fiscal 2023 from what we incurred during the three months ended September 30, 2022. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, the impact of inflation, acquisitions of in process research and development and possible charges in connection with those acquisitions, and the timing of expenditures.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $143.7 million and $159.8 million at September 30, 2022 and June 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $435.5 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities (in thousands) is as follows:

	Three Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(13,652)	$(10,784)
Net cash provided by investing activities	11,338	11,606
Net cash used in financing activities	(1,260)	(5,028)
Net change in cash and cash equivalents	$(3,574)	$(4,206)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $13.7 million for the three months ended September 30, 2022, primarily due to the net loss of $10.6 million, and $8.5 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, increased uses of cash to build inventory as we diversify our product offerings, partially offset by non-cash expenditures for the three months ended September 30, 2022.

Net cash used in operating activities was $10.8 million for the three months ended September 30, 2021, primarily due to the net loss of $8.6 million, and $9.5 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, partially offset by non-cash expenditures for the three months ended September 30, 2021.

Investing Activities

Net cash provided by investing activities was $11.3 million for the three months ended September 30, 2022, as maturities and sales of marketable securities exceeded marketable security purchases. These amounts were partially offset by additional payments relating to strategic investments and capital expenditures as we continue to grow our business.

Net cash provided by investing activities was $11.6 million for the three months ended September 30, 2021, as maturities and sales of marketable securities exceeded marketable security purchases during this period. These amounts were partially offset by a product acquisition of peripheral microcatheters and capital expenditures as we continued to grow our business.

Financing Activities

Net cash used in financing activities was $1.3 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively, primarily due to payment of payroll taxes on the employee vesting of stock awards.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of September 30, 2022 and we currently do not have plans to borrow under the Amended Loan Agreement.

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

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(10,631)	$(8,618)
Less: Other (income) expense, net	(252)	367
Less: (Benefit) provision for income taxes	(19)	136
Loss from operations	(10,902)	(8,115)
Add: Stock-based compensation	4,438	5,672
Add: Depreciation and amortization	1,220	1,258
Adjusted EBITDA	$(5,244)	$(1,185)

Adjusted EBITDA decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to a greater loss from operations in the current year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended June 30, 2022.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that we will resume growing revenue in the second quarter of fiscal 2023; (v) our expectation that we will incur selling, general and administrative expenses in the second quarter of fiscal 2023 that are slightly lower than the amounts incurred in the three months ended September 30, 2022; (vi) our expectation that gross margin in the second quarter of fiscal 2023 will be higher than the gross margin in the three months ended September 30, 2022; (vii) our expectation that we will incur research and development expenses in the second quarter of fiscal 2023 that are higher than the amounts incurred in the three months ended September 30, 2022; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our plan not to borrow under our loan and security agreement; and (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

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

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended June 30, 2022 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the negative impact the COVID-19 pandemic has had and will continue to have on our business and results of operations as discussed elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q and materially adversely affect our business, financial condition and/or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also might materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the first quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Programs
July 1 to July 31, 2022(1)	7,094	$15.18	N/A	N/A
August 1 to August 31, 2022(1)	65,434	16.64	N/A	N/A
September 1 to September 30, 2022	—	—	N/A	N/A
	72,528	$16.50
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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

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

Dated: November 3, 2022		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)