Form 10-Q
period 2022-12-31
Cardiovascular Systems Inc
filed 2023-02-09
CIK 1180145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
 FORM 10-Q
 _____________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of February 7, 2023 was: 41,958,938 shares.

Cardiovascular Systems, Inc.

PART I. — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$59,843	$66,424
Marketable securities	72,159	93,409
Accounts receivable, net	40,232	39,678
Inventories	41,191	34,567
Prepaid expenses and other current assets	8,535	7,768
Total current assets	221,960	241,846
Property and equipment, net	30,002	29,035
Intangible assets, net	15,043	15,734
Strategic investments	42,034	33,425
Other assets	2,467	2,637
Total assets	$311,506	$322,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,087	$14,383
Accrued expenses	19,149	23,464
Deferred revenue	525	2,107
Total current liabilities	36,761	39,954
Long-term liabilities
Financing obligation	20,117	20,298
Deferred revenue	3,365	—
Other liabilities	11,874	12,945
Total liabilities	72,117	73,197
Commitments and contingencies (see Note 9)
Common stock, $0.001 par value; authorized 100,000,000 common shares; issued and outstanding 41,965,948 at December 31, 2022 and 40,965,202 at June 30, 2022, respectively	40	40
Additional paid in capital	682,932	673,388
Accumulated other comprehensive income	(170)	(268)
Accumulated deficit	(443,413)	(423,680)
Total stockholders’ equity	239,389	249,480
Total liabilities and stockholders’ equity	$311,506	$322,677
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenues	$61,453	$59,135	$121,126	$117,505
Cost of goods sold	18,461	18,073	35,159	32,381
Gross profit	42,992	41,062	85,967	85,124
Expenses:
Selling, general and administrative	41,642	40,402	86,117	82,253
Research and development	9,533	8,873	18,589	18,895
Amortization of intangible assets	345	346	691	650
Total expenses	51,520	49,621	105,397	101,798
Loss from operations	(8,528)	(8,559)	(19,430)	(16,674)
Other (income) expense, net:
Interest expense	404	409	810	819
Interest income and other, net	(1,093)	(64)	(1,751)	(107)
Total other (income) expense, net	(689)	345	(941)	712
Loss before income taxes	(7,839)	(8,904)	(18,489)	(17,386)
Provision for income taxes	49	63	30	199
Net loss	$(7,888)	$(8,967)	$(18,519)	$(17,585)

Basic and diluted earnings per share	$(0.20)	$(0.23)	$(0.47)	$(0.45)

Basic and diluted weighted average shares outstanding	39,663,565	39,199,593	39,635,293	39,143,533
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(7,888)	$(8,967)	$(18,519)	$(17,585)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	103	(52)	106	(69)
Foreign currency translation adjustments	(2)	—	(8)	—
Comprehensive loss	$(7,787)	$(9,019)	$(18,421)	$(17,654)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at June 30, 2022	$40	$673,388	$(268)	$(423,680)	$249,480
Stock-based compensation related to restricted stock awards, net	—	4,324	—	—	4,324
Shares withheld for payroll taxes	—	—	—	(1,191)	(1,191)
Employee stock purchase plan activity	—	174	—	—	174
Unrealized gain on available-for-sale debt securities	—	—	3	—	3
Foreign currency translation adjustments	—	—	(6)	—	(6)
Net loss	—	—	—	(10,631)	(10,631)
Balances at September 30, 2022	$40	$677,886	$(271)	$(435,502)	$242,153
Stock-based compensation related to restricted stock awards, net	—	3,547	—	—	3,547
Shares withheld for payroll taxes	—	—	—	(23)	(23)
Employee stock purchase plan activity	—	1,499	—	—	1,499
Unrealized gain on available-for-sale debt securities	—	—	103	—	103
Foreign currency translation adjustments	—	—	(2)	—	(2)
Net loss	—	—	—	(7,888)	(7,888)
Balances at December 31, 2022	$40	$682,932	$(170)	$(443,413)	$239,389

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

Cardiovascular Systems, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,519)	$(17,585)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation of property and equipment	1,797	1,895
Amortization of intangible assets	691	650
Stock-based compensation	7,985	9,912
Provision for doubtful accounts	50	—
Amortization of premium (accretion of discount) on marketable securities	(615)	800
Other	(69)	(26)
Changes in assets and liabilities
Accounts receivable	(612)	5,089
Inventories	(6,624)	642
Prepaid expenses and other assets	(278)	950
Accounts payable	2,667	(1,525)
Accrued expenses and other liabilities	(5,456)	(11,996)
Deferred revenue	1,783	(1,121)
Net cash used in operating activities	(17,200)	(12,315)
Cash flows from investing activities
Purchases of property and equipment	(2,727)	(2,426)
Acquisitions	—	(1,700)
Investments in strategic ventures	(8,540)	(8,999)
Purchases of marketable securities	(52,523)	(50,844)
Sales of marketable securities	14,389	6,817
Maturities of marketable securities	59,875	68,261
Net cash provided by investing activities	10,474	11,109
Cash flows from financing activities
Proceeds from employee stock purchase plan	1,499	1,242
Payments of employee taxes related to vested restricted stock	(1,214)	(5,151)
Exercise of stock options	—	12
Principal payments made on financing obligation	(140)	(102)
Net cash provided by (used in) financing activities	145	(3,999)
Net change in cash and cash equivalents	(6,581)	(5,205)
Cash and cash equivalents
Beginning of period	66,424	71,070
End of period	$59,843	$65,865
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the Six Months Ended December 31, 2022 and 2021)
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

2. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,	June 30,
	2022	2022
Accounts receivable	$41,504	$40,974
Less: Allowance for doubtful accounts	(1,272)	(1,296)
Accounts receivable, net	$40,232	$39,678

Inventories

Inventories consist of the following:

	December 31,	June 30,
	2022	2022
Raw materials	$16,340	$13,780
Work in process	2,404	2,785
Finished goods	22,447	18,002
Inventories	$41,191	$34,567

The total inventory reserve at December 31, 2022 and June 30, 2022 was $3,313 and $4,128, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	June 30,
	2022	2022
Land	$572	$572
Building	22,420	22,420
Equipment	25,400	24,340
Furniture	3,376	3,376
Leasehold improvements	812	812
Construction in progress	4,376	2,670
	56,956	54,190
Less: Accumulated depreciation	(26,954)	(25,155)
Property and equipment, net	$30,002	$29,035

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2022	2022
Commissions	6,513	8,104
Salaries and bonus	5,675	8,082
Accrued vacation	2,336	2,345
Accrued excise, sales and other taxes	847	953
Clinical studies	1,009	1,082
Other	2,769	2,898
Accrued expenses	$19,149	$23,464

Other Liabilities

WIRION Acquisition Consideration

Following the successful completion of the manufacturing transfer of the WIRION system to the Company, the Company has agreed to pay an additional consideration of $10,000, half of which may be paid by the Company through an issuance of shares of its common stock. The Company reviewed this liability in response to the voluntary recall of the WIRION system and determined that it remains probable and appropriately recorded in other liabilities as of December 31, 2022, although this payment will be made at a later date than originally anticipated due to the recall.

3. Revenue

The following table disaggregates the Company’s net revenues by product category and geography for the following periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Product Category	2022	2021	2022	2021
Peripheral	$38,452	$38,903	$77,236	$77,912
Coronary	23,001	20,232	43,890	39,593
Total net revenues	$61,453	$59,135	$121,126	$117,505

Geography
United States	$56,329	$55,471	$111,356	$110,513
International	5,124	3,664	9,770	6,992
Total net revenues	$61,453	$59,135	$121,126	$117,505

Revenue of $2,107 was recognized in the six months ended December 31, 2022 that was deferred as of June 30, 2022. On December 13, 2022, we signed a distribution agreement with Otsuka Medical Devices Co., Ltd. ("Otsuka"). Effective February 1, 2023 upon expiration of Medikit's distribution agreement, Otsuka became our exclusive Japan distributor. The Company received a $4,000 upfront payment which the Company has recorded as deferred revenue and classified as current and long-term based on its expectation of when revenue will be recognized. Revenue of $110 was recognized in the three months ended December 31, 2022 related to this upfront payment. As of December 31, 2022 and June 30, 2022, the Company had a liability of $991 and $1,315, respectively, related to estimates of variable consideration which are recorded within accounts payable on the consolidated balance sheet.

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

The components of intangible assets, net are as follows:

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$17,324	$(3,771)	$13,553	$17,324	$(3,165)	$14,159
Patents	1,866	(963)	903	1,866	(903)	963
Trade name	760	(173)	587	760	(148)	612
Total intangible assets, net	$19,950	$(4,907)	$15,043	$19,950	$(4,216)	$15,734

Amortization expense expected for the next five years and thereafter is as follows:

Remainder of fiscal 2023	$690
Fiscal 2024	1,377
Fiscal 2025	1,374
Fiscal 2026	1,373
Fiscal 2027	1,371
Thereafter	8,858
$15,043

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

The Company is required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. The Company is not obligated to draw any funds under the Revolver and has not done so under the Revolver since entering into the Loan Agreement. No amounts are outstanding as of December 31, 2022.

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

Payments under the initial term of the Lease Agreement as of December 31, 2022 are as follows:

Remainder of fiscal 2023	$963
Fiscal 2024	1,970
Fiscal 2025	2,029
Fiscal 2026	2,090
Fiscal 2027	2,153
Thereafter	11,133
$20,338

6. Marketable Securities & Fair Value Measurements

The Company’s marketable securities are classified on the consolidated balance sheet as follows:

	December 31,	June 30,
	2022	2022
Short-term available-for-sale debt securities	$69,688	$88,375
Long-term available-for-sale debt securities	2,331	4,810
Available-for-sale debt securities	72,019	93,185
Mutual funds	140	224
Total marketable securities	$72,159	$93,409

Available-for-sale debt securities are invested in the following financial instruments:

		As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,221	$—	$—	$34,221
U.S. government securities	17,004	1	(40)	16,965
Corporate debt	18,601	—	(99)	18,502
Asset backed securities	2,354	—	(23)	2,331
Total available-for-sale debt securities	$72,180	$1	$(162)	$72,019

		As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$36,800	$—	$—	$36,800
U.S. government securities	14,994	—	(67)	14,927
Corporate debt	27,193	—	(142)	27,051
Asset backed securities	14,465	—	(58)	14,407
Total available-for-sale debt securities	$93,452	$—	$(267)	$93,185

The following table provides information by level for the Company’s marketable securities that were measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$34,221	$—	$34,221	$—
U.S. government securities	16,965	—	16,965	—
Corporate debt	18,502	—	18,502	—
Asset backed securities	2,331	—	2,331	—
Mutual funds	140	81	59	—
Total marketable securities	$72,159	$81	$72,078	$—

		Fair Value Measurements as of June 30, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper	$36,800	$—	$36,800	$—
U.S. government securities	14,927	—	14,927	—
Corporate debt	27,051	—	27,051	—
Asset backed securities	14,407	—	14,407	—
Mutual funds	224	108	116	—
Total marketable securities	$93,409	$108	$93,301	$—

The Company’s marketable securities classified within Level 1 are valued using real-time quotes for transactions in active exchange markets. Marketable securities within Level 2 are valued using readily available pricing sources. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended December 31, 2022. Any transfers between levels would be recognized on the date of the event or when a change in circumstances causes a transfer.

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

As of December 31, 2022 and June 30, 2022, the carrying value of these investments was $12,503 and $12,333, respectively. During the six months ended December 31, 2022, no impairment indicators were noted. The Company is committed to funding an additional $1,200 into these investments in the future. The Company holds options to acquire all outstanding equity or certain developed technologies with respect to some of these strategic investments.

The Company also holds strategic investments accounted for as available-for-sale debt securities, which had carrying values and approximated fair values of $29,531 and $21,092 as of December 31, 2022 and June 30, 2022, respectively. On December 30, 2022, the Company entered into a Loan Agreement (the “CVT Loan Agreement”) with Chansu Vascular Technologies, LLC (“CVT”) pursuant to which the Company agreed to loan to CVT up to the principal amount of $49,653, of which the principal amount of $19,653 was outstanding as of the date of such agreement. In January 2023, the Company advanced an additional $15,000 to CVT pursuant to the terms of the CVT Loan Agreement and is obligated to make additional advances of $5,000 on or after July 1, 2023 and $10,000 after CVT’s achievement of a development milestone related to its medical device candidate. The principal amounts outstanding pursuant to the CVT Loan Agreement accrue interest at the rate of 4.35% per annum and all principal and accrued and unpaid interest are due and payable on June 30, 2024. CVT’s obligations under the CVT Loan Agreement are secured by its assets. The fair values of these investments are measured using Level 3 inputs and are not included in the tables above. Impairment is assessed similar to the Company's other strategic investments and no impairment indicators were noted during the six months ended December 31, 2022.

7. Stock-Based Compensation

On November 15, 2017, the Company’s stockholders approved the 2017 Equity Incentive Plan (the “Original 2017 Plan”) for the purpose of granting equity awards to employees, directors and consultants. On March 12, 2020, the Company’s Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan, which amended and restated the Original 2017 Plan (the "Amended 2017 Plan"). On August 19, 2021, the Company's Board of Directors adopted a further amendment to the Amended 2017 Plan (as amended, the "2017 Plan"), which was approved by the Company's stockholders on November 11, 2021, that increased the number of shares available for issuance under the 2017 Plan by 1,700,000 shares. As amended to date, the 2017 Plan allows for the granting of up to 3,607,523 shares of common stock as approved by the Board of Directors or committees thereof in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. As of December 31, 2022, there were 1,120,174 shares available for grant under the 2017 Plan.

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

Restricted stock award activity for the six months ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2022	678,899	$28.88
Granted	669,890	$16.48
Forfeited	(90,695)	$23.14
Vested	(194,830)	$36.23
Outstanding at December 31, 2022	1,063,264	$20.21

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

Performance-based restricted stock award activity for the six months ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at June 30, 2022	744,215	$19.89
Granted	606,516	$12.73
Forfeited	(242,733)	$27.79
Vested	—	$—
Outstanding at December 31, 2022	1,107,998	$14.24

Unrecognized stock compensation related to unvested stock awards outstanding as of December 31, 2022 was $20,982.

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

Operating lease cost is classified within the consolidated statement of operations based on the nature of the leased asset. The Company's operating lease cost was $269 and $258 for the six months ended December 31, 2022 and 2021, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the six months ended December 31, 2022. There were $29 and $54 of operating lease right-of-use assets obtained in exchange for new lease liabilities during the six months ended December 31, 2022 and 2021, respectively.

	December 31,	June 30,
	2022	2022
Right-of-use assets
Other assets	$1,636	$1,852
Operating lease liabilities
Accrued expenses	522	526
Other liabilities	1,114	1,326
Total operating lease liabilities	$1,636	$1,852

Future minimum lease payments under the agreements as of December 31, 2022 are as follows:

Remainder of fiscal 2023	$270
Fiscal 2024	514
Fiscal 2025	503
Fiscal 2026	416
Fiscal 2027	4
Total lease payments	1,707
Less imputed interest	(71)
Total operating lease liabilities	$1,636

As of December 31, 2022, the weighted average remaining lease term for operating leases was 3.3 years and the weighted average discount rate used to determine operating lease liabilities was 2.55%.

9. Commitment and Contingencies

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, employment claims, commercial disputes and product liability claims. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2022 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated balance sheets or statements of operations.

10. Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator
Net loss	$(7,888)	$(8,967)	$(18,519)	$(17,585)
Income allocated to participating securities	—	—	—	—
Net loss available to common stockholders	$(7,888)	$(8,967)	$(18,519)	$(17,585)
Denominator
Weighted average common shares outstanding – basic	39,663,565	39,199,593	39,635,293	39,143,533
Effect of dilutive stock options(1)	—	—	—	—
Effect of dilutive restricted stock units(2)	—	—	—	—
Effect of performance-based restricted stock awards(3)	—	—	—	—
Weighted average common shares outstanding – diluted	39,663,565	39,199,593	39,635,293	39,143,533

Earnings per common share – basic and diluted	$(0.20)	$(0.23)	$(0.47)	$(0.45)

(1)At December 31, 2022 and 2021, 67,938 and 79,188 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(2)At December 31, 2022 and 2021, 279,657 and 310,415 additional shares of common stock, respectively, were issuable upon the settlement of outstanding restricted stock units. The effect of the shares that would be issued upon settlement of these restricted stock units has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.
(3)At December 31, 2022 and 2021, 1,107,998 and 820,586 performance-based restricted stock awards, respectively, were outstanding. The effect of the potential vesting of these awards has been excluded from the calculation of diluted loss per share for all periods presented because those shares are anti-dilutive.

11. Subsequent Events

On February 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Abbott Merger Agreement”) with Abbott Laboratories, an Illinois corporation (“Abbott”), and Cobra Acquisition Co., a Delaware corporation and a direct, wholly-owned subsidiary of Abbott (“Merger Sub”). The Abbott Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Abbott Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Abbott (the “Abbott Transaction”). At the effective time of the Abbott Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the effective time, subject to certain exceptions set forth in the Abbott Merger Agreement, will automatically convert into and be exchangeable for the right to receive $20.00 per share in cash, without interest.

The boards of directors of both the Company and Abbott have unanimously approved the Abbott Merger Agreement and the Abbott Transaction. The Company’s board of directors unanimously recommended that the Company’s stockholders vote to adopt the Abbott Merger Agreement and approve the transactions contemplated thereby, including the Abbott Transaction, and directed that the adoption of the Abbott Merger Agreement be submitted to a vote of the stockholders.

The closing of the Abbott Transaction is subject to the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock to adopt the Abbott Merger Agreement, the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and various other closing conditions.

The Abbott Merger Agreement includes certain termination provisions for both the Company and Abbott and provides that (i) in connection with the termination of the Abbott Merger Agreement under certain specified circumstances related to a change in the recommendation of the Company, the entry into an agreement for a superior proposal or the breach of certain of the Company’s covenants under the Abbott Merger Agreement, the Company may be required to pay Abbott a termination fee of $26,500,000, and (ii) in connection with the termination of the Abbott Merger Agreement after November 8, 2023 (or as such date might be extended under the Abbott Merger Agreement) under certain specified circumstances related to antitrust laws or due to the consummation of the Abbott Transaction being permanently enjoined under antitrust laws, Abbott may be required to pay the Company a termination fee of $26,500,000.

Additional information about the Abbott Merger Agreement and the Abbott Transaction will be set forth in the Company’s preliminary and definitive proxy statements relating to the transaction that will be filed with the SEC.

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

The United States Food and Drug Administration (“FDA”) has granted us 510(k) clearances for our Peripheral OAS as a therapy in patients with PAD, as discussed in Item 1 of Part I of our Annual Report on Form 10-K for the year ended June 30, 2022. We refer to these products in this Quarterly Report on Form 10-Q as the “Peripheral OAS.” In addition to our Peripheral OAS, we also offer support products within the peripheral space. Peripheral sales in the United States during the six months ended December 31, 2022 represented approximately 63% of revenue.

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

We have received premarket approval (“PMA”) from the FDA to market the Coronary OAS as a treatment for severely calcified coronary arteries. Coronary sales in the United States during the six months ended December 31, 2022 represented approximately 29% of revenue.

International

We serve a growing patient population globally through an expanding distribution and sales network. Sales of our approved products in Japan have been made through our exclusive Japan distributor, Medikit Co., Ltd. ("Medikit"). On December 13, 2022, we entered into a distribution agreement with Otsuka Medical Devices Co., Ltd. Effective February 1, 2023, upon the expiration of our distribution agreement with Medikit, Otsuka became our exclusive Japan distributor. Sales of our products in the rest of the world, which primarily includes certain countries in Southeast Asia, Europe, Latin America, the Middle East and Canada, are made through a network of distributors and sales agents. International sales during the six months ended December 31, 2022 represented approximately 8% of revenue.

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

In addition to the impact on procedure volumes, we experienced other disruptions as a result of the COVID-19 pandemic in fiscal 2022, such as the reallocation of company resources from our strategic priorities; supply chain disruptions that limited, delayed or prevented us from acquiring the components used to develop and manufacture our products or ship those products once manufactured; and decreased employee productivity. Some of these disruptions continued into the first and second quarters of fiscal 2023, although to a lesser extent than we experienced in the first and second quarters of fiscal 2022.

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

The Abbott Transaction

On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Abbott Merger Agreement”) with Abbott Laboratories, an Illinois corporation (“Abbott”), and Cobra Acquisition Co., a Delaware corporation and a direct, wholly-owned subsidiary of Abbott (“Merger Sub”). The Abbott Merger Agreement provides that, upon the terms and subject to the conditions set forth in such agreement, Merger Sub will merge with and into us, and we will continue as the surviving corporation and as a wholly-owned subsidiary of Abbott (the “Abbott Transaction”). At the effective time of the Abbott Transaction, each share of our common stock issued and outstanding immediately prior to the effective time, subject to certain exceptions set forth in the Abbott Merger Agreement, will automatically convert into and be exchangeable for the right to receive $20.00 per share in cash, without interest.

The boards of directors of both the Company and Abbott have unanimously approved the Abbott Merger Agreement and the Abbott Transaction. Our board of directors unanimously recommended that our stockholders vote to adopt the Abbott Merger Agreement and approve the transactions contemplated thereby, including the Abbott Transaction, and directed that the adoption of the Abbott Merger Agreement be submitted to a vote of our stockholders.

The closing of the Abbott Transaction is subject to the affirmative vote of the holders of a majority of our outstanding shares of common stock to adopt the Abbott Merger Agreement, the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and various other closing conditions.

The Abbott Merger Agreement includes certain termination provisions for both us and Abbott and provides that (i) in connection with the termination of the Abbott Merger Agreement under certain specified circumstances related to a change in the recommendation of the Company, the entry into an agreement for a superior proposal or the breach of certain of our covenants under the Abbott Merger Agreement, we may be required to pay Abbott a termination fee of $26,500,000, and (ii) in connection with the termination of the Abbott Merger Agreement after November 8, 2023 (or as such date might be extended under the Abbott Merger Agreement) under certain specified circumstances related to antitrust laws or due to the consummation of the Abbott Transaction being permanently enjoined under antitrust laws, Abbott may be required to pay us a termination fee of $26,500,000.

Additional information about the Abbott Merger Agreement and the Abbott Transaction will be set forth in the Company’s preliminary and definitive proxy statements relating to the transaction that will be filed with the SEC.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as dollar amounts (in thousands) and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	Percent Change	2022	2021	Percent Change
Net revenues	$61,453	$59,135	3.9%	$121,126	$117,505	3.1%
Cost of goods sold	18,461	18,073	2.1	35,159	32,381	8.6
Gross profit	42,992	41,062	4.7	85,967	85,124	1.0
Expenses:
Selling, general and administrative	41,642	40,402	3.1	86,117	82,253	4.7
Research and development	9,533	8,873	7.4	18,589	18,895	(1.6)
Amortization of intangible assets	345	346	(0.3)	691	650	6.3
Total expenses	51,520	49,621	3.8	105,397	101,798	3.5
Loss from operations	(8,528)	(8,559)	(0.4)	(19,430)	(16,674)	(16.5)
Other (income) expense, net	(689)	345	(299.7)	(941)	712	(232.2)
Loss before income taxes	(7,839)	(8,904)	(12.0)	(18,489)	(17,386)	(6.3)
Provision for income taxes	49	63	(22.2)	30	199	(84.9)
Net loss	$(7,888)	$(8,967)	(12.0)	$(18,519)	$(17,585)	(5.3)

Comparison of Three Months Ended December 31, 2022 with Three Months Ended December 31, 2021

Net revenues. Net revenues increased by $2.3 million, or 3.9%, from $59.1 million for the three months ended December 31, 2021 to $61.5 million for the three months ended December 31, 2022. U.S. peripheral revenues decreased $0.6 million, or 1.6%, while U.S. coronary revenues increased $1.5 million, or 8.8%. Both therapies continue to be adversely affected by labor shortages and turnover in the health care workforce. We have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting. Increased revenue from increased customer adoption of interventional support products offset the revenue declines from decreased case volumes, competitive pressures, and reimbursement pressures in the peripheral and coronary franchises. International revenue was $5.1 million for the three months ended December 31, 2022, compared with international revenue of $3.7 million for the three months ended December 31, 2021. Increases in international sales were driven by increased adoption in Europe and Canada, and the commencement of sales into other territories, as well as an increase in deferred revenue recognized. In the third quarter of fiscal 2023, we expect to continue growing revenue, driven by increasing the number of physicians using the devices we sell; increasing the usage per physician; the use of new and improved products, such as the Scoreflex NC scoring balloon, JADE balloons, ViperCross Microcatheters, and the 2.00 Max Crown for Peripheral OAS; and continuing expansion into new geographies, partially offset by potential decreases in average selling prices and foreign currency exchange impacts. However, ongoing factors such as staffing and supply shortages and competitive and reimbursement pressures may continue to have an adverse impact.

Cost of Goods Sold. Cost of goods sold was $18.5 million for the three months ended December 31, 2022, an increase of 2.1% from $18.1 million for the three months ended December 31, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin increased to 70.0% for the three months ended December 31, 2022 from 69.4% for the three months ended December 31, 2021. The increase in gross margin was primarily due to a $2.8 million reserve in the three months ended December 31, 2021 related to the voluntary recall of the WIRION device. Excluding this item, gross margin decreased primarily due to increased sales of lower margin products, as well as increased inflationary costs and freight costs. We expect that gross margin in the third quarter of fiscal 2023 will be similar to the three months ended December 31, 2022 due to an expected increase in device sales offset by the continued shift of sales mix into interventional support products and international markets in addition to declining average selling prices, which will also impact gross margins. Quarterly margin fluctuations could also occur based on production volumes, timing of new product introductions, sales mix, pricing changes, the impact of inflation or other unanticipated circumstances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $41.6 million for the three months ended December 31, 2022, an increase of 3.1% from $40.4 million for the three months ended December 31, 2021. Selling, general and administrative expense increases were led by costs associated with incentive compensation expense, travel-related expenditures and legal expenditures. Selling, general and administrative expenses for the three months ended December 31, 2022 and 2021 include $3.0 million and $3.6 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses for the third quarter of fiscal 2023 to be higher than amounts incurred for the three months ended December 31, 2022. Quarterly fluctuations could occur based on the level of net revenue, which could be materially impacted by the factors noted above, as well as inflation.

Research and Development Expenses. Research and development expenses increased by 7.4%, from $8.9 million for the three months ended December 31, 2021 to $9.5 million for the three months ended December 31, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The increase was primarily due to increased costs on the ECLIPSE clinical trial, initiation of the Japan Kaizen clinical study and timing of costs associated with the development activities of our percutaneous ventricular assist device. We expect an increase in research and development expense in the third quarter of fiscal 2023 from what we incurred during the three months ended December 31, 2022. Quarterly fluctuations could occur based on the number of projects and studies, the progress of such projects and studies, the rate of study enrollment, the impact of inflation, acquisitions of in process research and development and possible charges in connection with those acquisitions, and the timing of expenditures.

Comparison of Six Months Ended December 31, 2022 with Six Months Ended December 31, 2021

Net revenues. Net revenues increased by $3.6 million, or 3.1%, from $117.5 million for the six months ended December 31, 2021 to $121.1 million for the six months ended December 31, 2022. U.S. peripheral revenues decreased $0.8 million, or 1.1% and U.S. coronary revenues increased $1.7 million, or 5.1%. Both therapies continue to be adversely affected by labor shortages and turnover in the health care workforce. We have also been adversely affected by an increasingly competitive environment and reimbursement pressures in the office-based lab setting. Increased revenue from increased customer adoption of interventional support products offset the revenue declines from decreased case volumes, competitive pressures, and reimbursement pressures in the peripheral and coronary franchises. International revenue was $9.8 million for the six months ended December 31, 2022, compared with international revenue of $7.0 million for the six months ended December 31, 2021. Increases in international sales were driven by increased adoption in Europe and Canada, and the commencement of sales into other territories, as well as an increase in deferred revenue recognized.

Cost of Goods Sold. Cost of goods sold was $35.2 million for the six months ended December 31, 2022, an increase of 8.6% from $32.4 million for the six months ended December 31, 2021. These amounts represent the cost of materials, labor and overhead for single-use catheters, guide wires, pumps, and other ancillary products. Gross margin decreased to 71.0% for the six months ended December 31, 2022 from 72.4% for the six months ended December 31, 2021. Excluding the $2.8 million reserve in the six months ended December 31, 2021 related to the voluntary recall of the WIRION device, the increase in cost of goods sold and decrease in gross margin were primarily due to increased sales of lower margin products, as well as increased inflationary costs and freight costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $86.1 million for the six months ended December 31, 2022, an increase of 4.7% from $82.3 million for the six months ended December 31, 2021. Selling, general and administrative expense increases were led by costs associated with incentive compensation expense and travel-related expenditures. These increases were partially offset by lower stock compensation. Selling, general and administrative expenses for the six months ended December 31, 2022 and 2021 include $6.8 million and $8.1 million, respectively, for stock-based compensation.

Research and Development Expenses. Research and development expenses decreased by 1.6%, from $18.9 million for the six months ended December 31, 2021 to $18.6 million for the six months ended December 31, 2022. Research and development expenses relate to specific projects to develop new products or expand into new markets, such as the development of new versions of the Peripheral and Coronary OAS, shaft designs and crown designs, and expanded product offerings, including our percutaneous ventricular assist device, and to clinical trials. The decrease was primarily due to timing of international commercialization expenses and project spend.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and highly liquid marketable securities of $132.0 million and $159.8 million at December 31, 2022 and June 30, 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $443.4 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock, convertible promissory notes, and debt.

A summary of our cash flow activities (in thousands) is as follows:

	Six Months Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(17,200)	$(12,315)
Net cash provided by investing activities	10,474	11,109
Net cash provided by (used in) financing activities	145	(3,999)
Net change in cash and cash equivalents	$(6,581)	$(5,205)

Changes in Liquidity

Operating Activities

Net cash used in operating activities was $17.2 million for the six months ended December 31, 2022, primarily due to the net loss of $18.5 million, and $8.5 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, increased uses of cash to build inventory as we diversify our product offerings, partially offset by non-cash expenditures for the six months ended December 31, 2022.

Net cash used in operating activities was $12.3 million for the six months ended December 31, 2021, primarily due to the net loss of $17.6 million, and $8.0 million relating to changes in working capital as a result of the payout of annual bonuses and commissions, partially offset by non-cash expenditures for the six months ended December 31, 2021.

Investing Activities

Net cash provided by investing activities was $10.5 million for the six months ended December 31, 2022, as maturities and sales of marketable securities exceeded marketable security purchases. These amounts were partially offset by additional payments relating to strategic investments and capital expenditures as we continue to grow our business.

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

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended December 31, 2022, primarily due to proceeds from employee stock purchases, partially offset by payment of payroll taxes on the employee vesting of stock awards.

Net cash used in financing activities was $4.0 million for the six months ended December 31, 2021, primarily due to the payment of payroll taxes on the employee vesting of stock awards, partially offset by proceeds from employee stock purchases.

Our future liquidity and capital requirements will be influenced by numerous factors, including whether we timely consummate the Abbott Transaction, the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our business operations, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, potential strategic transactions (including the potential acquisition of, or investments in, businesses, technologies and products), international expansion, the existence, defense and resolution of legal proceedings, and the severity and duration of the COVID-19 pandemic. As discussed in the "Overview" above, the total impact of disruptions from COVID-19 has had a material impact on our financial condition and results of operations, but as the pandemic subsides, we expect our U.S. business to improve. We will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position to assess additional spending reductions and our liquidity needs. As of December 31, 2022, we believe our current cash, cash equivalents and marketable securities will be sufficient to fund working capital requirements, including open purchase commitments, capital expenditures and operations for the foreseeable future, including at least the next twelve months, as well as to fund payments under our lease agreements, payments under development agreements, and funding commitments under loan agreements. If needed, we have the ability to borrow under our senior, secured revolving credit facility, which we intend to extend. We will also consider other options for potential future financings to fund our longer-term objectives. We intend to retain any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

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

Revolving Credit Facility

In March 2017, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In March 2020, we entered into the First Amendment to the Loan Agreement (the "Amendment"). The Amendment extended the maturity date of the Loan Agreement by two years, to March 31, 2022, and increased the maximum amount available under the senior, secured revolving credit facility (the "Revolver") to $50.0 million (the “Maximum Dollar Amount”). In March 2022, the Company entered into the Second Amendment to the Loan Agreement (the "Second Amendment"). The Second Amendment extended the maturity date of the Loan Agreement by one year, to March 31, 2023. We intend to seek an additional extension of the Loan Agreement.

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

We are required to pay a fee equal to 0.15% per annum on the unused portion of the Revolver, payable quarterly in arrears. We are not obligated to draw any funds under the Revolver and have not done so under the Revolver since entering into the Loan Agreement. No amounts were outstanding as of December 31, 2022.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(7,888)	$(8,967)	$(18,519)	$(17,585)
Less: Other (income) expense, net	(689)	345	(941)	712
Less: Provision for income taxes	49	63	30	199
Loss from operations	(8,528)	(8,559)	(19,430)	(16,674)
Add: Stock-based compensation	3,547	4,240	7,985	9,912
Add: Depreciation and amortization	1,268	1,287	2,488	2,545
Adjusted EBITDA	$(3,713)	$(3,032)	$(8,957)	$(4,217)

Adjusted EBITDA decreased for the three and six months ended December 31, 2022 as compared to the three and six months ended December 31, 2021 primarily due to a greater loss from operations and lower stock compensation expense in the current year.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, (i) our expectations regarding the impact of the COVID-19 pandemic on our operations; (ii) our expectation of continued sales of our products internationally, including the specific products to be sold, the territories in which such products will be sold, the timing of such sales, and whether such sales will be through distributors or directly by us; (iii) seasonality in our business; (iv) our expectation that we will grow revenue in the third quarter of fiscal 2023; (v) our expectation that we will incur selling, general and administrative expenses in the third quarter of fiscal 2023 that are higher than the amounts incurred in the three months ended December 31, 2022; (vi) our expectation that gross margin in the third quarter of fiscal 2023 will be similar to the gross margin in the three months ended December 31, 2022; (vii) our expectation that we will incur research and development expenses in the third quarter of fiscal 2023 that are higher than the amounts incurred in the three months ended December 31, 2022; (viii) our belief that our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures and operations for the foreseeable future, as well as to fund certain other anticipated expenses, and our consideration of future financing options; (ix) our intention to retain any future earnings to support operations and to finance the growth and development of our business; (x) our dividend expectations; (xi) our intention to extend our loan and security agreement; (xii) the anticipated impact of adoption of recent accounting pronouncements on our financial statements; and (xiii) the proposed transaction with Abbott.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include the ongoing COVID-19 pandemic and the impact and scope thereof on us, our distribution partners, the supply chain and physicians and facilities, including government actions related to the COVID-19 outbreak, material delays and cancellations of procedures, delayed spending by healthcare providers, and distributor and supply chain disruptions; regulatory developments, clearances and approvals; approval of our products for distribution outside of the United States; approval of products for reimbursement and the level of reimbursement in the U.S. and foreign countries; dependence on market growth; agreements with third parties to sell their products; the ability of us and our distribution partners to successfully launch our products outside of the United States; our ability to maintain third-party supplier relationships and renew existing purchase agreements; our ability to maintain our relationships and agreements with distribution partners; the experience of physicians regarding the effectiveness and reliability of the products we sell; the reluctance of physicians, hospitals and other organizations to accept new products; the potential for unanticipated delays in enrolling medical centers and patients for clinical trials; actual clinical trial and study results; the impact of competitive products and pricing; our ability to comply with the financial covenants in our loan and security agreement and to make payments under and comply with the lease agreement for our corporate headquarters; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; the difficulty of successfully managing operating costs; our ability to manage our sales force strategy; actual research and development efforts and needs, including the timing of product development programs; successful collaboration on the development of new products; agreements with development partners, advisors and other third parties; the ability of us and these third parties to meet developmental, contractual and other milestones; contractual rights and obligations; technical challenges; our ability to obtain and maintain intellectual property protection for product candidates; fluctuations in results and expenses based on new product introductions, sales mix, unanticipated warranty claims, and the timing of project expenditures; our ability to manage costs; our actual financial resources and our ability to obtain additional financing; investigations or litigation threatened or initiated against us; court rulings and future actions by the FDA and other regulatory bodies; international trade developments; the effects of hurricanes, flooding, and other natural disasters on our business; the impact of federal corporate tax reform on our business, operations and financial statements; shutdowns of the U.S. federal government; the potential impact of any future strategic transactions; our and Abbott’s ability to consummate the proposed transaction on a timely basis or at all; our and Abbott’s ability to satisfy the conditions precedent to consummation of the proposed transaction, including the ability to secure the applicable regulatory approvals on the terms expected, at all or in a timely manner; the effect of the announcement of the proposed transaction on our ability to retain and hire key personnel and maintain relationships with our key business partners and customers, and others with whom we do business, or on our operating results and businesses generally; the response of competitors to the proposed Abbott transaction; risks associated with the disruption of our management's attention from ongoing business operations due to the proposed Abbott transaction; significant costs associated with the proposed transaction; potential litigation relating to the proposed Abbott transaction; restrictions during the pendency of the proposed Abbott transaction that may impact our ability to conduct our business; and general economic conditions. These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended June 30, 2022 and subsequent Quarterly Reports on Form 10-Q, including in Item 1A of Part II of this Quarterly Report on Form 10-Q. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that review and evaluation, which included inquiries made to certain other of our employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the Abbott Transaction is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Abbott Merger Agreement may be terminated and the Abbott Transaction may not be completed.

The Abbott Transaction is subject to various closing conditions, including:

•the affirmative vote of the holders of a majority of the outstanding shares of Common Stock to adopt the Abbott Merger Agreement;
•the absence of any law or order restraining or otherwise prohibiting the Abbott Transaction;
•any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 must have expired or been terminated and all consents, approvals, authorizations or filings with any governmental authority pursuant to any other applicable competition law or foreign investment law in connection with the Abbott Transaction and the transactions contemplated by the Abbott Merger Agreement, or that are reasonably determined by Abbott to be applicable, must have been obtained, in each case, without the imposition of any Burdensome Condition (as defined in the Merger Agreement), except, in each case, as may be consented to by Abbott in its sole and absolute discretion;
•subject to specific standards, the accuracy of the representations and warranties of the other party or parties;
•the performance or compliance in all material respects by the other party or parties of such party’s or parties’ covenants, obligations, and agreements under the Abbott Merger Agreement; and
•with respect to Abbott’s and Merger Sub’s obligations to consummate the Abbott Transaction, (A) the absence of a Material Adverse Effect (as defined in the Abbott Merger Agreement) and the absence of any changes having occurred that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect and (B) the absence of any pending or threatened proceeding from a governmental authority (1) seeking to restrain or prohibit the Abbott Transaction, (2) seeking from any party to the transaction damages that are material to us and our subsidiaries, taken as whole, (3) seeking to impose any Burdensome Condition (as defined in the Abbott Merger Agreement), or (4)

otherwise inquiring into the compliance of the Abbott Transaction with applicable competition laws or foreign investment laws.

The failure to satisfy all of the required conditions could delay the completion of the Abbott Transaction by a significant period of time or prevent it from closing. Any delay in completing the Abbott Transaction could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Abbott Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Abbott Transaction will be satisfied or waived or that the Abbott Transaction will be completed within the expected timeframe, or at all.

Failure to complete the Abbott Transaction could materially adversely affect the price of our common stock, as well as our future business and financial results.

There can be no assurance that the conditions to the closing of the Abbott Transaction will be satisfied or waived or that the Abbott Transaction will be completed in timely manner, or at all. If the Abbott Transaction is not completed within the expected timeframe or at all, our ongoing business could be materially adversely affected and we will be subject to a variety of additional risks and possible consequences associated with the failure to complete the Abbott Transaction, including the following:

•upon termination of the Abbott Merger Agreement under specified circumstances, we may be required to pay Abbott a termination fee of $26,500,000;
•we have incurred and will continue to incur substantial transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Abbott Transaction closes;
•under the Abbott Merger Agreement, we are subject to restrictions on the conduct of our business prior to the closing of the Abbott Transaction, which may adversely affect our ability to execute our business strategies; and
•the proposed Abbott Transaction, whether or not it closes, will significantly divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

If the Abbott Transaction is not completed, these risks could materially affect our business and financial results and the trading price of our common stock, including to the extent that the market price of our common stock is positively affected by a market assumption that the Abbott Transaction will be completed.

While the Abbott Transaction is pending, we will be subject to several business uncertainties and contractual restrictions that could adversely affect our business and operations.

In connection with the pending Abbott Transaction, some customers, vendors, distributors or other third parties with which we have important business relationships may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, funds from operations, cash flows, expenses and prospects, regardless of whether the Abbott Transaction is completed. In addition, due to restrictions in the Abbott Merger Agreement on the conduct of our business prior to completing the Abbott Transaction, we are unable, without Abbott’s prior written consent, during the pendency of the Abbott Transaction, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and may cause us to forego certain opportunities we might otherwise wish to pursue. Abbott may withhold its consent of these items for any reason. In addition, the pendency of the Abbott Transaction may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.

We will incur substantial transaction fees and costs in connection with the Abbott Transaction that could adversely affect our business and operations if the Abbott Transaction is not completed.

We have incurred and expects to incur significant non-recurring transaction fees, which include legal and advisory fees and substantial costs associated with completing the Abbott Transaction, and which could adversely affect our business operations and cash position if the Abbott Transaction is not completed.

The termination fee and restrictions on solicitation contained in the Abbott Merger Agreement may discourage other companies from trying to acquire us while the Abbott Transaction is pending.

The Abbott Merger Agreement prohibits us from soliciting, initiating, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Abbott Merger Agreement also contains certain termination rights, including, but not limited to, our right to terminate the Abbott Merger Agreement to accept a Superior Proposal (as defined in the Abbott Merger Agreement), subject to and in accordance with the terms and conditions of the Abbott Merger Agreement. The Abbott Merger Agreement further provides that, upon our termination of the Abbott Merger Agreement to enter into an alternative acquisition agreement that is the subject of a Superior Proposal, we will be required to pay Abbott a termination fee of $26,500,000 in cash. The termination fees and restrictions in the Abbott Merger Agreement relating to acquisition proposals by third parties, including with respect to the process such third parties would need to follow, could discourage other companies from trying to acquire us, even though those other companies might be willing to offer greater value to our stockholders than they will receive in the Abbott Transaction.

Litigation against us, Abbott, or the members of their respective boards could prevent or delay the completion of the Abbott Transaction or result in the payment of damages following completion of the Abbott Transaction.

It is possible that lawsuits may be filed by certain of our stockholders challenging the Abbott Transaction. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If a plaintiff in any such lawsuits is successful in obtaining an injunction prohibiting the parties from completing the Abbott Transaction, such injunction may delay the consummation of the Abbott Transaction in the expected timeframe, or may prevent the Abbott Transaction from being consummated at all. Whether or not any such plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Abbott Transaction and ongoing business activities, which could adversely affect our operations.

Uncertainty about the Abbott Transaction may adversely affect the relationships between us and our customers, suppliers, distributors, business partners, vendors and employees, whether or not the Abbott Transaction is completed.

In response to the announcement of the Abbott Transaction, existing or prospective customers, suppliers, distributors, business partners, vendors and other of our third party relationships may delay, defer or cease providing goods or services or continuing work on strategic programs, delay or defer other decisions concerning our business, refuse to extend credit to us or extend the terms of material contracts, or otherwise seek to change the terms on which they do business with us. Any such delays or changes to terms could materially adversely harm our business.

In addition, as a result of the Abbott Transaction, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.

If the Abbott Merger is not consummated by November 8, 2023 (with is subject to up to extensions of up to three successive 90-day periods by Abbott in certain circumstances), either we or Abbott may terminate the Abbott Merger Agreement, subject to certain exceptions. In the event the Abbott Merger Agreement is terminated by either party, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Abbott Transaction, which could be materially adverse to us.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Repurchases of Equity Securities

The following table presents information with respect to purchases made by us of our common stock during the second quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Programs
October 1 to October 31, 2022(1)	—	$—	N/A	N/A
November 1 to November 30, 2022(1)	1,569	14.67	N/A	N/A
December 1 to December 31, 2022	—	—	N/A	N/A
	1,569	$14.67
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

2.1
Agreement and Plan of Merger, dated as of February 8, 2023, by and among the Company, Abbott Laboratories, and Cobra Acquisition Co. (previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Current Report on Form 8-K filed February 9, 2023).

10.1*†	Loan Agreement, dated as of December 30, 2022, by and between the Company and Chansu Vascular Technologies, LLC.

10.2*†
First Amended and Restated Acquisition Option Agreement, dated as of December 30, 2022, by and among the Company, Chansu Vascular Technologies, LLC, and the members of Chansu Vascular Technologies, LLC.

10.3*†	Product Development Agreement, dated as of January 29, 2021, by and between the Company and Chansu Vascular Technologies, LLC.

31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Financial Statements.

104*	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101).
_______________________

*    Filed herewith.
**    Furnished herewith.
†    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2023		CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ Scott R. Ward
Scott R. Ward
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey S. Points
Jeffrey S. Points
Chief Financial Officer
(Principal Financial and Accounting Officer)